Form 10QSB
period 1999-09-30
WHATSONLINE COM INC
filed 1999-11-12
CIK 1016708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)


    __X__ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 1999

    _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _______

Commission file number:  0-30156


                              WHATSONLINE.COM, INC.
                              ---------------------
             (exact name of registrant as specified in its charter)



NEVADA                                          98-0170247
------                                          ----------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation  or organization)

Suite 311 - 15 Wertheim Court, Richmond, Ontario L4B 3H7
--------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code:           (800) 798-9398


Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No

The number of shares of the Registrant's Common Stock, $0.00001 par value, as of November 5, 1999: 23,132,404
                  ----------

                              WHATSONLINE.COM, INC.
                  FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 1999

INDEX

PART I            FINANCIAL INFORMATION

Item 1            Financial Statements

Consolidated Balance Sheet.....................................................3
Consolidated Statement of Operations...........................................4
Consolidated Statement of Stockholder's Equity.................................5
Consolidated Statement of Cash Flows...........................................8
Interim Consolidated Statement of Cash Flows. .................................9

Notes to Consolidated Financial Statements . . . . . .........................10

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2    Management's Discussion and Analysis . . . . . . . . . . . . . . . .11

PART II           OTHER INFORMATION

Item 1    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 13
Item 2    Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . 13
Item 3    Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . 13
Item 4    Submission of Matters to a Vote of Security Holders . . . . . . . . 13
Item 5    Other Information . . . . . . . . . . . . . . . . . . . . . . . . . 13
Item 6    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . 13

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13


Item 1            Financial Statements
--------------------------------------
                             WHATSONLINE.COM, INC.
                           CONSOLIDATED BALANCE SHEET
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                                                           September 30,          December 31,
                                                                           1999 (Unaudited)       1998 (Audited)
                                                                           ----------------       --------------

                                    ASSETS

Current Assets

  Cash and Cash Equivalents                                                    $    573,164      $    1,225,276

  Other Receivable                                                                   50,000                   0
  Security Deposits                                                                     673                   0

Property and Equipment, Net                                                          33,465               7,937



Other Assets
  Goodwill                                                                                0                   0
  Organization Costs                                                                    649                 649
                                                                           ----------------
Total Assets                                                                   $    657,950      $    1,233,862
                                                                           ================       =============


                        LIABILITIES AND STOCKHOLDERS' EQUIITY


                                                                               $      9,405      $       17,814


Stockholders' Equity

    Preferred Stock: Authorized $0.0001 Par Value, 5,000,000 shares;

      Issued and Outstanding, NONE                                                        0                   0

    Common Stock: Authorized $0.00001 Par Value, 100,000,000 shares;
      Issued and Outstanding, 23,132,404 and 11,526,202 at June 30,1999

      and December 31, 1998, respectively                                               231                 115

    Addition Paid In Capital                                                      2,083,776           2,043,892

    Loss Accumulated During the Development Stage                                (1,435,462)           (827,960)
                                                                           -----------------      --------------
Total Stockholders' Equity                                                          648,544           1,233,862
                                                                           -----------------      --------------

Total Liabilities and Stockholder's Equity                                     $    657,950      $    1,233,862
                                                                           ================       =============

                             WHATSONLINE.COM, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                 (Unaudited)     (Unaudited)    (Unaudited)      (Unaudited)
                                                 The Three       The Three      The Nine         The Nine
                                                 Months          Months         Months           Months
                                                 Period Ended    Period Ended   Period Ended     Period  Ended
                                                 Sept 30,1999    Sept 30,1998   Sept 30,1999     Sept 30,1998
                                                 ------------    ------------   ------------     -------------

Revenues                                                   $0              $0             $0                 $0


Operating Expenses

  General and Administrative                         $199,850        $143,867       $637,191   $        194,652
                                                 ------------    ------------   ------------     --------------


Operating Loss                                      ($199,850)      ($143,867)     ($637,191)         ($194,652)



Other Income
  Interest Income                                       8,720          12,345         29,689   $         51,521
                                                 ------------    ------------   ------------     --------------


Net Loss Available to Common Stockholders          ($191,130)      ($131,522)     ($607,502)         ($143,131)
                                                 ============    ============   ============     ==============


Loss Per Weighted Average Share of Common

Stock                                                   (0.01)          (0.01)         (0.03)             (0.01)
                                                 =============   =============  =============    ==============


Weighted Average Number of Common Shares

Outstanding                                        23,132,404      11,526,202     23,132,404         11,526,202
                                                 ============    ============   ============     ==============



                             WHATSONLINE.COM, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
    FOR THE PERIOD FROM INCEPTION (JULY 14, 1983) THROUGH SEPTEMBER 30, 1999


                                                                                                             Loss
                                                                                                      Accumulated
                                                                                    Additional         During the
                                         Preferred   Stock    Common      Stock        Paid In        Development
                                          Shares    Amounts    Shares     Amounts      Capital              Stage       Total
                                         ---------  -------   -------     -------   ----------        -----------       -----

Common Stock Issued For Cash
at $0.003 Per Share, August 26, 1983             0       $0   5,141,000 $  5,141  $      9,859                 $0  $    15,000

Net Loss From Inception (July 14,1983)
                                                                                                           (2,888)      (2,888)
  Through December 31, 1983              ---------  -------   ---------   ------    ----------        -----------     --------
Balance, December 31, 1983                       0        0   5,141,000    5,141         9,859             (2,888)      12,112
Common Stock Issued-Public Offering
  at $0.01Per Share, October 1984                            13,009,000   13,009       117,081                         130,090

Cost of Offering                                                                       (27,547)                        (27,547)

Net Loss, Year Ended December 31, 1984                                                                    (15,327)     (15,327)
                                         ---------  -------  ----------   ------    ----------        ------------    --------
Balance, December 31, 1984                       0        0  18,150,000   18,150        99,393            (18,215)      99,328

Capital Contribution, 1990                                                               4,364                           4,364

Net Loss, Year Ended December 31, 1985

  Through 1990                                                                                           (103,692)    (103,692)
                                         ---------  -------  ----------   ------    ----------        ------------    --------
Balance, December 31, 1990                       0        0  18,150,000   18,150       103,757           (121,907)           0

Capital Contribution, 1991                                                                 100                             100

Net Loss,Year Ended December 31,1991                                                                         (100)        (100)
                                         ---------  -------  ----------   ------    ----------        -----------     --------
Balance, December 31, 1991                       0        0  18,150,000   18,150       103,857           (122,007)           0
Net Loss, Year Ended December 31, 1992                                                                       (141)         (141)
                                         ---------  -------  ----------   ------    ----------        -----------     --------
Balance, December 31, 1992                       0        0  18,150,000   18,150       103,857           (122,148)        (141)


                             WHATSONLINE.COM, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
    FOR THE PERIOD FROM INCEPTION (JULY 14, 1983) THROUGH SEPTEMBER 30, 1999





                                                                                                         Loss
                                                                                                  Accumulated
                                                                                     Additional    During the
                                           Preferred   Stock    Common     Stock        Paid In   Development
                                              Shares Amounts    Shares     Amounts      Capital         Stage      Total
                                           --------- -------    ------     -------  -----------   -----------      -----
Net Loss, Year Ended December 31,1993                                                                   (204)       (204)
                                           --------- -------    ------     -------  -----------   -----------      -----
Balance, December 31, 1993                         0       0    18,150,000   18,150  103,857        (122,352)       (345)

Net Loss, Year Ended December 31,1994                                                                   (100)       (100)
                                           --------- -------    ----------  -------  ----------   -----------      ------
Balance, December 31, 1994                         0       0    18,150,000   18,150  103,857        (122,452)       (445)

Common Stock Issued To Satisfy Current
  Liabilities at $0.001 Per share,

  December 31, 1995                                             20,000,000   20,000                               20,000

Net Loss, Year Ended December 31,1995                                                                (22,215)    (22,215)
                                           --------- -------    ----------  -------  ----------   -----------     -------
Balance, December 31, 1995                         0       0    38,150,000   38,150  103,857        (144,667)     (2,660)

500:1 Reverse Stock Split, April 15, 1996                      (38,073,798) (38,074)  38,074                           0
Common Stock Issued In Exchange For
  Services at $0.005 Per Share, April 16,
   1996
                                                                 4,000,000    4,000   (2,000)                       2,000

Common Stock Issued For Cash at $0.05

  Per Share, May 9, 1996                                         4,000,000    4,000  196,000                      200,000

Net Loss, Year Ended December 31, 1996                                                              (195,628)    (195,628)
                                           --------- -------    ----------  -------  ----------   -----------    ---------
Balance, December 31, 1996                         0       0     8,076,202    8,076  335,931        (340,295)       3,712

Common Stock Issued For Cash and
Services at $0.15 Per Share, June 30,
 1997
                                                                 2,000,000    2,000  298,000                      300,000

Adjustment For Change in Par Value

  From $0.001 to $0.00001                                                    (9,975)   9,975                            0



                             WHATSONLINE.COM, INC.
                 CONSOLIDATED STATEMENT OF STOKHOLDERS' EQUITY
    FOR THE PERIOD FORM INCEPTION (JULY 14, 1983) THROUGH SEPTEMBER 30, 1999



                                                                                                        Loss
                                                                                                 Accumulated
                                                                                    Additional    During the
                                            Preferred    Stock    Common    Stock      Paid In   Development
                                               Shares  Amounts    Shares  Amounts      Capital         Stage      Total
                                            ---------  -------   -------  -------   ----------   -----------      -----
Common Stock Issued For Cash at $0.50

  Per Share, October 24, 1997                                   1,000,000      10      499,990                  500,000

Common Stock Issued For Cash at $0.20
  Per Share, December 19, 1997                                    450,000       4      899,996                  900,000
Net Loss, Year Ended December 31,1997                                                             (255,787)    (255,787)
                                            --------- -------- ---------- -------   ----------   -----------  ----------
Balance, December 31, 1997                          0        0 11,526,202     115    2,043,892    (596,082)   1,447,925

Net Loss, Year Ended December 31, 1998                                                            (231,878)    (231,878)
                                            --------- -------- ---------- -------   ----------   -----------  ----------
Balance, December 31, 1998                          0        0 11,526,202     115    2,043,892    (827,960)   1,216,047

Forward Split 2:1, January, 1999                    0        0 11,526,202     115         (115)                        0
Stock Options Exercised at $1.00 Per

   Share, February, 1999                            0        0      6,000       0        6,000                    6,000

Stock Options Exercised at $1.00 Per

   Share, March, 1999                               0        0      3,000       0        3,000                    3,000
Post Split 2:1, March 1999                          0        0      9,000       0           (0)                       0

Net Loss for the period ended March 31.

     1999                                                                                         (293,595)     (293,595)
                                            --------- -------- ---------- -------   ----------  -----------    ----------
Balance, March 31, 1999                             0        0 23,070,404     230    2,052,777  (1,121,555)      931,452

Stock Options Exercised at $1.00 Per

    Share, April, 1999                              0        0     31,000       0       31,000                    31,000
Post Split 2:1, June 1999                           0        0     31,000       0            0                         0

Net Loss for the period ended June 30,1999                                                        (122,777)     (122,777)
                                            --------- -------- ---------- -------   ----------  -----------    ----------
Balance, June 30, 1999                              0        0 23,132,404     231    2,083,776  (1,244,332)       839,675

Net Loss for the period ended Sept 30,1999                                                        (191,130)      (191,130)
                                            --------- -------- ---------- -------   ----------  -----------    ----------
Balance, September 30, 1999                         0        0 23,132,404     231    2,083,776  (1,435,462)      648,545
                                            ========= ======== ========== =======   ==========  ===========    ==========



                             WHATSONLINE.COM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999 AND 1998
            AND FROM INCEPTION (JULY 14, 1983) TO SEPTEMBER 30, 1999





                                                                  (Unaudited)        (Unaudited)              (Unaudited)
                                                                  Nine Months        Nine Months          From Inception
                                                                        Ended              Ended              To Sept 30
                                                                Sept 30, 1999      Sept 30, 1998                    1999
                                                                -------------      -------------          --------------

Cash Flows From Operating Activities:

  Net Loss                                                     $    (607,502)      $   (143,131)       $      (1,435,462)

  Adjustments to Reconcile Net Loss to Net Cash

   Changes in Assets and Liabilities

       Depreciation                                                        0               927                     1,984

       (Increase) Decrease in Security Deposit                          (673)            (2145)                     (673)
       Increase (Decrease) in Accrued Liabilities                     (8,409)                0                     9,405
       (Increase) Decrease in Organization Costs                           0              (649)                     (649)
       Common Stock Issued for Services                                    0                                     257,000

       Common Stock Issued to Satisfy Current Liabilities                  0                                      20,000
                                                                -------------      ------------           --------------
   Total Adjustments                                                  (9,082)           (1,867)                  237,067
                                                                -------------      ------------           --------------
Net Cash Used In Operating Activities                               (616,584)         (144,998)               (1,148,394)



Cash Flows From Investing Activities
   Purchase of Property and Equipment                                (25,528)           (9,921)                  (35,449)
   Investment, Cash Paid for Acquisition                             (50,000)          (29,000)
                                                                -------------      ------------           ---------------
Net Cash Flows Used In Investing Activities                          (75,528)          (38,921)                  (35,449)



Cash Flows From Financing Activities

   Proceed From the Issurance of Common Stock                              0                 0                 1,790,090

   Cost of Public Offering                                                 0                 0                   (27,547)
   Capital Contributions                                                   0                 0                     4,464

   Proceeds From Stock Options Exercised                              40,000                 0                    40,000
                                                               -------------       -----------            --------------
Net Cash Provided By Financing Activities                             40,000                 0                 1,807,007



Increase (Decrease) in Cash and Cash Equivalents                    (652,112)         (183,919)                  573,164



Cash and Cash Equivalents at Beginning of Period                   1,225,276         1,447,925                         0



Cash and Cash Equivalents at End of Period                     $     573,164       $ 1,264,006         $         573,164
                                                               =============       ===========            ==============


                             WHATSONLINE.COM, INC.
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999 AND 1998
            AND FROM INCEPTION (JULY 14, 1983) TO SEPTEMBER 30, 1999




                                                                 (Unaudited)        (Unaudited)          (Unaudited)
                                                                 Nine Months        Nine Months        Inception  to
                                                           Ended Sep 30 1999  Ended Sep 30 1998         Sept 30 1999
                                                           -----------------  -----------------        -------------


Supplemental Disclosure of Cash Flow Information:

Cash paid for:

    Interest                                                              $0                $0                   $0
                                                            =================  ===============         ============
    Income Taxes                                                          $0                $0                   $0
                                                            =================  ===============         ============


Noncash Investing and Financing Activities:

    Issurance of Common Stock for Services                                $0                $0             $257,000
                                                            =================  ===============         ============
    Common Stock Issued to Satisfy Current Liabilities                    $0                $0              $20,000
                                                            =================  ===============         ============


                             WHATSONLINE.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1999 AND 1998


1.   PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form generally accepted accounting practices and in the opinion of management of WhatsOnline.Com, Inc. (formerly American Alliance Corporation) (the Company), include all normal adjustments considered necessary to present fairly the financial position as of September 30, 1999, and the results of operations for the nine months ended September 30, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's audited consolidated financial statements and notes for the year ended December 31, 1998.


Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 1998 audited consolidated financial statements.

Item 2 Management's  Discussion and Analysis of Financial  Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

When used in this discussion, the words "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as other reports filed with the Securities and Exchange Commission.

Overview
--------

In January, 1999, the Company entered into the field of targeted Internet streaming with the launch of its portal EviewOnline.com. The Company's objective is to make available aggregated audio and video content, with particular emphasis on entertainment, news, sports, fashion and business. In April, 1999, the Company acquired the domain name www.whatsonline.com for $50,000 and merged the contents of EviewOnline.com into WhatsOnline.com.


As of September 30, 1999, the Company has not generated any revenues from WhatsOnline.com due to the early stage nature of the Company's business, and has incurred ongoing operating losses due to costs related to research, business development, website development, management and staff recruitment, development of advertising and marketing programs, and other costs associated with establishing corporate infrastructure necessary for developing an online asset such as WhatsOnline.com. The Company plans to use this infrastructure to develop additional Internet properties which can potentially add to the Company's future revenue potential.

Results of Operations
---------------------

Revenues. Due to the early stage of the Company's business, the Company has not generated any revenues for the nine month period ending September 30, 1999, nor for the twelve month period ending December 31, 1998. To date, the Company has not relied on revenues for funding.

General and Administrative Expenses. During the three months ended September 30, 1999, the Company incurred $199,850 in general and administrative expenses, an increase of 39% from third quarter 1998 expense of $143,867. This increase is due primarily to costs related to additional staffing needs and expenses related to website development. General and administrative expenses for the nine month period ended September 30, 1999 increased 227% to $637,191, as compared to $194,652 for the same nine period in 1998. The increase in the third quarter is primarily attributable to additional salary and operating expenses related to the development of the Company's business.

Interest Income. Interest income was $8,720 and $12,345 for the three month period ended September 30, 1999 and 1998, respectively. Interest income for the nine month period ended September 30, 1999 and decreased from $51,521 to $29,689 respectively. The decrease is primarily attributable to the lower amount of cash invested in interest bearing accounts during 1999. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As of September 30, 1999, the Company's accumulated deficit was $1,435,462. Accordingly, the Company has recorded a full valuation allowance against any income tax benefit to date.

Liquidity and Capital Resources
-------------------------------

As of September 30, 1999, the Company's cash balance was $573,164, compared to $1,225,276 as at December 31, 1998. The Company has financed its operations primarily through private placement of Common Shares and the exercise of Stock Options.

The Company's future funding requirements will depend on numerous factors. Among these factors include the Company's ability to establish and profitably operate the Company's current and any future online properties, to recruit and train qualified management and technical personnel, compete against any potential technological advances in the field of media streaming and the Company's ability to compete against other better capitalized corporations who offer similar services.

The Company expects to incur losses as it expands its business. The Company may raise additional funds through private or public equity investment in order to expand the range and scope of its business operations.

Year 2000
---------

The Year 2000 issue arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with 20 instead of 19. If not corrected, many computer applications could fail or create erroneous results.

Management has initiated a program to prepare the company's systems for the year 2000. The company is engaged in testing and fixing applications to ensure they are Year 2000 ready. The company does not separately track the internal costs incurred for the Year 2000 project, the principal cost is the related payroll cost for certain corporate staff. The company currently does not expect these costs to be material nor does it expect any significant interruption to its operations because of Year 2000 problems.

                          PART II -- OTHER INFORMATION

Item 1    Legal Proceedings
---------------------------

None

Item 2    Changes in Securities
-------------------------------

On May 4, 1999, the Board of Directors approved a forward split of its common stock, effective May 14, 1999, of the Company's common stock on a two-for-one basis, with the par value remaining the same. All per share and per share information have been adjusted retroactively to reflect the stock split.


Item 3    Defaults Upon Senior Securities
-----------------------------------------

None

Item 4    Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

None

Item 5    Other Information
---------------------------

None

Item 6    Exhibits and Reports on Form 8-K
------------------------------------------

None

Signature Page
--------------

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   WHATSONLINE.COM, INC.


                                                   /s/ Kesar S. Dhaliwal
                                                   -----------------------------
                                                   Kesar S. Dhaliwal
                                                   CEO and President

Dated: November 8, 1999