Form 10KSB
period 1999-12-31
WHATSONLINE COM INC
filed 2000-04-14
CIK 1016708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1999
                        Commission file number 000-30156

                              WHATSONLINE.COM, INC.
                              ---------------------
           (Name of small business issuer as specified in its charter)

         NEVADA                                          98-0170247
         ------                                          ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

15 Wertheim Court, Suite 311,  Richmond Hill, Ontario          L4B 3H7
-----------------------------  ----------------------          -------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:       (905) 709-8240

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

        Common Stock, $.00001 par value, listed on the OTC Bulletin Board
        -----------------------------------------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( X )

Revenues for last fiscal year were $ 0

Aggregate market value of Common Stock, $0.00001 par value, held by non-affiliates of the registrant as of April 12, 2000: $7,936,214. Number of shares of Common Stock, $0.00001 par value, outstanding as of April 12, 2000:
24,632,404.

DOCUMENTS INCORPORATED BY REFERENCE: Proxy Statement for the 2000 Annual Meeting of Shareholders (to be filed with the Commission within 120 days after the registrant's fiscal year end) is hereby incorporated by reference into Part III of this Form 10-KSB.

                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


                                TABLE OF CONTENTS

                                                                                                  Page
PART I
Item 1.   Business                                                                                1
Item 2.   Properties                                                                              4
Item 3.   Legal Proceedings                                                                       5
Item 4.   Submissions of Matters to a Vote of Security Holders                                    5

PART II
Item 5.   Market for the Registrants' Common Equity and Related
              Stockholder Matters                                                                 5
Item 6.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                           6
Item 7.   Financial Statements                                                                    7
Item 8.   Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure                                                            22

PART III
Item 9.  Directors and Executive Officers of the Registrant                                       22
Item 10.  Executive Compensation                                                                  22
Item 11.  Security Ownership of Certain Beneficial Owners and Management                          22
Item 12.  Certain Relationships and Related Transactions                                          22

PART IV
Item 13.  Exhibits and Reports on Form 8-K                                                        23


                                     PART I

ITEM 1.     BUSINESS

     Except for the historical information contained herein, the discussion in this Annual Report on Form 10-KSB contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed herein.

                                   THE COMPANY

     WhatsOnline.com, Inc. ("WhatsOnline" or the "Company") operates a media streaming portal website (www.whatsonline.com) and a website focused on the home improvement market (www.callapro.com) . The Company was incorporated under the laws of the State of Utah on July 14, 1983, under the name of Far West Gold, Inc. On June 30, 1997, the stockholders authorized a name change to American Alliance Corporation and authorized a change in the state of registration from Utah to Nevada. In January, 1999, the company entered into the field of targeted Internet streaming with the launch of www.eviewonline.com which was subsequently merged with www.whatsonline.com . On May 20, 1999, the Company changed its name to WhatsOnline.com, Inc.

                             DESCRIPTION OF BUSINESS

     Callapro.com and Whatsonline.com are wholly owned online assets of WhatsOnline.com, Inc. Callapro.com (www.callapro.com), is an online marketplace providing expert advice and services to homeowners through a network of qualified home improvement professionals, a comprehensive resource center, with links to over 10,000 third party home-related web sites, informative feature articles, and a broad suite of valuable proprietary tools.

     Using our free quote service and comprehensive resource center, homeowners visiting Callapro.com are able to intelligently find, select and work with home improvement professionals. Professionals, who are members of Callapro.com's professional network, are able to grow their business by responding to a homeowner's request for a quote.

     Whatsonline.com was developed as an aggregator and presentation portal for targeted Internet streaming media content. Visitors to www.whatsonline.com are able to access audio and video streamed news, entertainment, sports, fashion, finance, medicine, technology, politics, religion and education online, along with an array of additional offerings from leading content providers, worldwide.

www.whatsonline.com
-------------------

     The Company's website www.whatsonline.com was developed as an aggregator and presentation portal for targeted Internet streaming media content.

     Streaming media technology has enhanced the graphical capabilities of the Internet. Prior to streaming technology, users could not play audio or video clips until they had been downloaded in their entirety, resulting in significant waiting times.

     Traditionally, web servers have functioned by transmitting information requests as quickly as possible, disconnecting, and then serving other requests. Web browsers receive this information and assemble it on the computer screen for viewing. This type of transmission works well for static graphics and text;
however, it is very problematic for moving images and sound from video, animation and music because the files are very large and cannot be transmitted in a reasonable time frame. The download time for these large files, even a short video clip, is, for most users, unbearable.

     With streaming media technology, data is transmitted to the user as the media is viewed, in a continuous connection. This continuous stream is similar to watching television or listening to the radio, where the images or audio is received just before you see the image or hear the sounds. The advantage of streaming media technology over television and radio, however, is that the user may view or listen to the clip at any time, rather than when the radio or television station chooses to air it.

www.callapro.com
----------------

     The  Company's  website,   www.callapro.com  ,  is  an  online  marketplace
providing expert advice and services to homeowners through a network of qualified home improvement professionals, a comprehensive resource center, with links to over 10,000 third party home-related web sites, informative feature articles, and a broad suite of valuable proprietary tools.

     Using our free quote service and comprehensive resource center, homeowners visiting Callapro.com are able to intelligently find, select and work with home improvement professionals. Professionals, who are members of Callapro.com's professional network, are able to grow their business by responding to a homeowner's request for a quote.

     The home improvement marketplace is one of the largest and most fragmented markets in North America. According to the National Association of Home Builders, over $126 billion dollars were spent on residential home improvements projects in 1999. Serving this marketplace is an estimated 900,000 mostly independent home- improvement professionals (tradesmen, contractors, designers and architects).

Employees
---------

     At December 31, 1999, the Company employed 13 full time and 1 part-time person. To the best of the Company's knowledge, none of the Company's officers or directors is bound by restrictive covenants from prior employers. None of the Company's employees are represented by labor unions or other collective bargaining groups. The Company considers its relationship with its employees to be excellent.

Intellectual Property
---------------------

     The Company relies on a combination of trademark, copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with employees, vendors and others to protect its rights to intellectual property. Theses measures, however, may be inadequate to deter misappropriation of proprietary information. The Company has begun the process to trademark its name in the United States and certain European countries. Effective trademark, copyright and trade secret protection may not be available in every country in which WhatsOnline offers or intend to offer its services. Failure to adequately protect its intellectual property could harm the Company's brand, devalue its proprietary content and affect the Company's ability to compete effectively.

Environmental Matters
---------------------

     The Company believes it conducts its business in compliance with all environmental laws presently applicable to its facilities. To date, there have been no expenses incurred by the Company related to environmental issues.

Government Regulation
---------------------

     The Company is not subject to any direct governmental regulation other than the securities laws and regulations applicable to all publicly owned companies, and laws and regulations applicable to businesses generally.

ITEM 2:  PROPERTIES

     The Company's office is located at 15 Wertheim Court, Suite 311, Richmond Hill, Ontario, L4B 3H7. This office is 2180 square feet and is leased for $3203.79 Canadian per month, until February 2, 2001, with an option to renew for a further 5 years. The Company subleases 143.4 square feet of this office space located to EquityAlert.com,

Inc. for $250.00 Canadian per month, until February 28, 2002. Mr. Harmel S. Rayat, a Director and shareholder of the Company is also a Director and shareholder of EquityAlert.com, Inc.

ITEM 3: LEGAL PROCEEDINGS

     The Company is not involved in any pending legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders in the fourth quarter of 1999.

                                     PART II

ITEM 5:  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS.

(a)     Market Information

     The Company's Common Stock is listed on the Pink Sheet market under the symbol "WHAT". The following table sets forth the high and low closing prices for the periods indicated:

                                                              High              Low
First Quarter 1998                                            $  1.63           $  1.19
Second Quarter 1998                                           $  2.82           $  1.06
Third Quarter 1998                                            $  3.38           $  0.88
Fourth Quarter 1998                                           $  3.25           $  2.44
First Quarter 1999                                            $  5.13           $  1.88
Second Quarter 1999                                           $  5.50           $  2.00
Third Quarter 1999                                            $  4.25           $  0.75
Fourth Quarter 1999                                           $  1.63           $  1.00


(b)     Holders

     As at March 16, 2000 there were approximately 306 registered stockholders of record of the Company's Common Stock.

(c)     Dividend Policy

     The Company has never paid a dividend and does not anticipate paying any dividends in the foreseeable future. It is the present policy of the Board of Directors to retain the Company's earnings, if any, for the development of the Company's business.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 7 of this Form 10-KSB. Except for the historical information contained herein, the discussion in this Annual Report on Form 10-KSB contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed here.

OVERVIEW
--------

     Callapro.com and Whatsonline.com are wholly owned online assets of WhatsOnline.com, Inc. Callapro.com (www.callapro.com), is an online marketplace providing expert advice and services to homeowners through a network of qualified home improvement professionals, a comprehensive resource center, with links to over 10,000 third party home-related web sites, informative feature articles, and a broad suite of valuable proprietary tools.

     Using our free quote service and comprehensive resource center, homeowners visiting Callapro.com are able to intelligently find, select and work with home improvement professionals. Professionals, who are members of Callapro.com's professional network, are able to grow their business by responding to a homeowner's request for a quote.

     Whatsonline.com was developed as an aggregator and presentation portal for targeted Internet streaming media content. Visitors to www.whatsonline.com are able to access audio and video streamed news, entertainment, sports, fashion, finance, medicine, technology, politics, religion and education online, along with an array of additional offerings from leading content providers, worldwide.

     To date, the Company has incurred significant ongoing operating losses due to costs related to business development, website development, management and staff recruitment and other costs associated with establishing corporate infrastructure necessary for expanding on a national basis. Although planned principal operations have commenced, there have been no significant revenues derived therefrom.

RESULTS OF OPERATIONS
---------------------

Revenues. The Company did not generate revenues for the year ended December 31, 1999, compared to $66,426 for 1998. Fiscal 1998 revenues were generated by the Company's wholly owned subsidiary, Rowland Carmichael & Associates, Inc.

General and Administrative Expenses. During 1999, the Company incurred $747,990 in general and administrative expenses, an increase of 111% over 1998 expenses of $355,022. The increase is primarily attributable to additional salary and operating expenses related to the development and launch the Company's websites.

Interest Income. Interest income was $33,331 and $71,057 for the years ended December 31, 1999, and 1998, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As of December 31, 1999, the Company's accumulated deficit was $1,537,618 and as a result, there has been no provision for income taxes to date.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At December 31, 1999, the Company had a cash balance of $1,905,478, compared to a cash balance of $1,225,276 at December 31, 1998.

     During 1999, the Company used $606,622 of net cash from operating activities as compared to $187,116 of net cash used in 1998. The increase in the net cash used in operating activities was due mainly to the increase in the net loss between years. As at December 31, 1999, the Company had $20,726 in accounts payable, an increase of $2,912, or 16%, over the amount of $17,814 as December 31, 1998.

     Net cash used in investing activities was $253,176 for 1999, compared to net cash used of $38,921 for 1998. The increase in the net cash used in investing activities was due mainly to purchasing equipment for the Company's websites in 1999 and the purchase of a domain name.

     Net cash provided by financing activities was $1,540,000 for 1999 compared to $0 for 1998. The Company has financed its operations primarily through private placements of Common Shares and the exercise of stock options.

     The Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to establish and profitably operate its websites, recruit and train qualified management, technical and sales personnel, and the Company's ability to compete against other, better capitalized corporations who offer similar web based services.

     Due to the "start up" nature of the Company's businesses, the Company expects to incur losses as it expands. The Company expects to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. See "Risk Factors" for additional details.

ITEM 7: FINANCIAL STATEMENTS


                             WHATSONLINE.COM, INC.
                                Vancouver, B.C.

                                  AUDIT REPORT

                           DECEMBER 31, 1999 AND 1998

                                    CONTENTS


Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . .      9

Consolidated Balance Sheet at December 31, 1999 and 1999. . . . . . . . .     10

Consolidated Statement of Operations For the Years Ended
   December 31, 1999 and 1999, and From Inception (July 14, 1983)
   To December 31, 1999 . . . . . . . . . . . . . . . . . . . . . . . . .     11

Consolidated Statement of Stockholders' Equity From Inception
   (July 14, 1983) To December 31, 1999 . . . . .  . . . . . . . . . . .      12

Consolidated Statement of Cash Flows For the Years Ended
   December 31, 1999 and 1999, and From Inception (July 14, 1983)
   To December 31, 1999  . . . . . . . . . . . . . . . . . . . . . . . .   13-14

Notes to the Consolidated Financial Statements . . . . . . . . . . . . .   15-21

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
WhatsOnLine.Com, Inc.
Richmond Hill, Ontario, Canada

We have audited the consolidated balance sheet of WhatsOnLine.Com, Inc. (A Development Stage Company), (the Company), and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and for the period from Inception (July 14, 1983) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the financial statements provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WhatsOnLine.Com, Inc. as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in Note 1, the Company has been in the development stage since its inception on July 14, 1983, and although planned principal operations have commenced, there have been no significant revenues derived therefrom.

/s/ Clancy and Co., P.L.L.C.
----------------------------
Clancy and Co., P.L.L.C.
Phoenix, Arizona 85016

February 28, 2000

                              WHATSONLINE.COM, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1999 AND 1998



                                                                                      1999               1998
                                                                                      ----               ----
                                         ASSETS
Current Assets
  Cash and Cash Equivalents                                                           $ 1,905,478        $ 1,225,276
  Security Deposit                                                                            673                  0
                                                                                        1,906,151          1,225,276

Property and Equipment, Net (Note 3)                                                      195,735              7,937

Other Assets
   Intangible Assets, net of amortization (Note 4)                                        48,750                  0
   Organization Costs                                                                        649                 649
Total Other Assets                                                                        49,399                 649

Total  Assets                                                                         $ 2,152,285        $ 1,233,862

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                                                                            $   20,726        $    17,814
Stockholders' Equity
   Preferred Stock: Authorized $0.0001 Par Value,5,000,000
     Shares; Issued and Outstanding, NONE                                                    None               None
   Common Stock: Authorized $0.00001 Par Value, 100,000,000
     Share; Issued and Outstanding, 24,632,404 and 23,052,404                                 246                231
   Additional Paid In Capital                                                           3,583,761          2,043,776
   Loss Accumulated During the Development Stage                                       (1,537,618)          (827,959)
   Accumulated Other Comprehensive Income                                                  84,170                  0
Total Stockholders' Equity                                                              2,130,559          1,216,048

Total Liabilities and Stockholders' Equity                                            $ 2,151,285        $ 1,233,862



                                       10
   The accompanying notes are an integral part of these financial statements.

                              WHATSONLINE.COM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998, AND
               FROM INCEPTION (JULY 14, 1983) TO DECEMBER 31, 1999



                                                                                                                From
                                                                                                                Inception (July
                                                                        Year Ended       Year Ended             14, 1983) to
                                                                        December 31,     December 31,           December 31,
                                                                        1999             1998                   1999
                                                                        ----             ----                   ----
Revenues                                                                $         0      $    66,426            $      66,426

Operating Expenses
   General and Administrative                                               747,990          355,022                1,710,721
   Asset Write-Down (Note 1)                                                      0           14,338                   14,338
Total Operating Expenses                                                    747,990          369,360                1,725,059

Operating Loss                                                             (747,990)        (302,934)              (1,658,633)

Other Income
   Interest Income                                                           38,331           71,057                  121,015

Net Loss Available to Common Stockholders                               $  (709,659)     $  (231,877)           $  (1,537,618)

Basic Loss Per Common Share                                             $     (0.03)     $     (0.01)           $       (0.07)

Basic Weighted Average Number of Common                                  23,239,904       23,052,404               23,239,904



                                       11
   The accompanying notes are an integral part of these financial statements.

                              WHATSONLINE.COM, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FROM INCEPTION (JULY 14, 1983) TO DECEMBER 31, 1999

                                                                                                     Loss
                                                                                                     Accumulated Accumulated
                                                                                          Additional During the  Other
                                                 Preferred  Stock     Common    Stock     Paid In    Development Comprehensive
                                                 Shares     Amount    Shares    Amount    Capital    Stage       Income    Total
                                                 ------     ------    ------    ------    -------    -----       ------    -----
Common Stock Issued For Cash
  at $0.003 Per Share, August 26, 1983               0      $     0     20,368  $     0   $   15,000 $        0            $  15,000


Net Loss From Inception (July 14, 1983)
  Through December 31, 1983                                                                              (2,888)             (2,888)

Balance, December 31, 1983                           0            0     20,368        0       15,000     (2,888)              12,112

Common Stock Issued - Public Offering at
  $0.01 Per Share, October 1984                                         52,036        1      130,089                         130,090

Cost of Offering                                                                             (27,547)                       (27,547)

Net Loss, Year Ended December 31, 1984                                                                  (15,327)            (15,327)

Balance, December 31, 1984                           0            0     72,404        1      117,542    (18,215)              99,328

Capital Contribution, 1990                                                                     4,364                           4,364

Net Loss, Year Ended December 31, 1985
  Through 1990                                                                                         (103,692)           (103,692)

Balance, December 31, 1990                           0            0     72,404        1      121,906   (121,907)                   0

Capital Contribution, 1991                                                                       100                             100

Net Loss, Year Ended December 31, 1991                                                          (100)                          (100)

Balance, December 31, 1991                           0            0     72,404        1      122,006   (122,007)                   0

Loss year Ended December 31, 1992                                                                          (141)               (141)

Balance, December 31, 1992                           0            0     72,404        1      122,006   (122,148)               (141)

Net Loss, Year Ended December 31,1993                                                                      (204)               (204)

Balance, December 31, 1993                           0            0     72,404        1      122,006   (122,352)               (345)

Net Loss, Year Ended December 31, 1994                                                                     (100)               (100)

Balance, December 31, 1994                           0            0     72,404        1      122,006   (122,452)               (445)

Common Stock Issued To Satisfy Current
  Liabilities at $0.001 Per Share,
  December 31, 1995                                                     80,000        1       19,999                          20,000

Net Loss, Year Ended December 31, 1995                                                                  (22,215)            (22,215)

Balance, December 31, 1995                           0            0    152,404        2      142,005   (144,667)             (2,660)

Common Stock Issued In Exchange For
  Services at $0.005 Per Share,
  April 16, 1996                                                     8,000,000       80        1,920                           2,000

Common Stock Issued For Cash at $0.05
  Per Share, May 9, 1996                                             8,000,000       80      199,920                         200,000

Net Loss, Year Ended December 31, 1996                                                      (195,628)                      (195,628)

Balance, December 31, 1996                           0            0 16,152,404      162      343,845    (340,295)              3,712
  Common Stock Issued For Cash and
  Services at $0.015 Per Share,
  June 30, 1997                                                      4,000,000       40      299,960                         300,000

Common Stock Issued For Cash at $0.50
  Per Share, October 24, 1997                                        2,000,000       20      499,980                         500,000

Common Stock Issued For Cash at $0.20
  Per Share, December 19, 1997                                         900,000        9      899,991                         900,000

Net Loss, Year Ended December 31, 1997                                                      (255,787)                      (255,787)

Balance, December 31, 1997                           0            0 23,052,404      231    2,043,776    (596,082)          1,447,925

Net Loss, Year Ended December 31, 1998                                                                  (231,877)          (231,877)

Balance, December 31, 1999                           0            0 23,052,404      231    2,043,776    (827,959)          1,216,048

Stock Options Exercised at $.50 Share,
  February 9, 1999                                                      12,000                 6,000                           6,000

Stock Options Exercised at $.50 Share,
  March 9, 1999                                                          6,000                 3,000                           3,000

Stock Options Exercised at $.50 Share,
  April 16, 1999                                                        62,000                31,000                          31,000

Common Stock Issued For Cash, at $1.00
  Per Share, December 23, 1999                                       1,500,000       15    1,499,985                       1,500,000

Net Loss, Year Ended December 31, 1999                                                                  (709,659)          (709,659)

Other Comprehensive Income:
  Translation Adjustments                                                                                           84,710    84,710

Balance, December 31, 1999                           0    $       0 24,632,404  $   246   $ 3,583,761 (1,537,618)  $84,170 2,130,559


                                       12
   The accompanying notes are an integral part of these financial statements.

                              WHATSONLINE.COM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998, AND
               FROM INCEPTION (JULY 14, 1983) TO DECEMBER 31, 1999


                                                                                                 From
                                                                                                 Inception
                                                                                                 (July 14,
                                                              Year Ended        Year Ended       1983) to
                                                              December 31,      December 31,     December 31,
                                                              1999              1998             1999
                                                              ----              ----             ----
Cash Flows From Operating Activities
  Net Loss                                                    $  (709,659)      $  (231,877)     $ (1,537,618)
  Adjustments to Reconcile Net Loss to Net Cash
  Used In Operating Activities
       Investment in Subsidiary                                         0            11,274            11,274
       Depreciation and Amortization                               16,628             1,984            18,612
       Common Stock Issued for Services                                 0                 0           257,000
       Common Stock Issued Issued for
           Conversion of Debt                                           0                 0            20,000
       Foreign Currency Translation Adjustments                    84,170                 0            84,170
       Asset Write-Down                                                 0            14,338            14,338
  Changes in Assets and Liabilities
      (Increase) Decrease in Organization Costs                         0              (649)             (649)
      (Increase) Decrease in Security Deposit                        (673)                0                    (673)
       Increase (Decrease) in Accrued Liabilities                   2,912            17,814            20,726
  Total Adjustments                                               103,037            44,761           424,798
Net Cash Used In Operating Activities                            (606,622)         (187,116)       (1,112,820)

Cash Flows From Investing Activities
  Purchase of Property and Equipment                             (203,176)           (9,921)         (213,097)
  Purchase of Domain Name                                         (50,000)                0           (50,000)
  Investment, Cash Paid For Acquisition                                 0           (29,000)          (29,000)
Net Cash Flows Used In Investing Activities                      (253,176)          (38,921)         (292,097)

Cash Flows From Financing Activities
  Proceeds From the Issuance of Common Stock                    1,540,000                 0         3,330,090
  Cost of Public Offering                                               0                 0           (27,547)
  Cash Acquired in Connection with
     Subsidiary                                                         0             3,388             3,388


                                       13
    The accompanying notes are an integral part of these financial statements

                              WHATSONLINE.COM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998, AND
               FROM INCEPTION (JULY 14, 1983) TO DECEMBER 31, 1999

                                                                                                 From
                                                                                                 Inception (July
                                                              Year Ended        Year Ended       14, 1983) to
                                                              December 31,      December 31,     December 31,
                                                              1999              1998                   1999
                                                              ----              ----                   ----
Net Cash Provided By Financing Activities                         1,540,000              3,388            3,310,395

Increase (Decrease) in Cash and Cash Equivalents                    680,202           (222,649)                   0

Cash and Cash Equivalents, Beginning of Year                      1,225,276          1,447,925                    0

Cash and Cash Equivalents, End of Year                            1,905,478          1,225,276            1,905,478

Supplemental Disclosure of Cash Flow Information
Cash paid for:
  Interest                                                                0                  0                    0
  Income taxes                                                            0                  0                    0

Noncash Investing and Financing Activities:
  Issuance of Common Stock for Services                                   0                  0              257,000
  Common Stock Issued to Satisfy Current Liabilities                      0                  0               20,000
  Acquisition of 100% of Subsidiary in Exchange For
Cash
  Details of Acquisition:
  Fair Value of Assets                                                                  15,688               15,688
  Liabilities Assumed                                                                    1,026                1,026
  Book Value of Company                                                                 14,662               14,662
  Cash Paid For Acquisition                                                             29,000               29,000
  Goodwill Acquired                                                                     14,338               14,338
  Cash Acquired                                                                          3,388                3,388
  Total Acquisition                                                                     17,726               17,726


                                       14
   The accompanying notes are an intergral part of these financial statements

                              WHATSONLINE.COM, INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1 - ORGANIZATION
---------------------

     WhatsOnline.Com, Inc. (formerly American Alliance Corporation) (the Company) was incorporated under the laws of the State of Utah, on July 14, 1983 under the name Far West Gold, Inc., with an authorized capital of 50,000,000 shares of common stock with a par value of one mil ($.001) per share. The Company changed its name to Far West Resources, Inc. on May 14, 1996. On April 15, 1996, the Board of Directors authorized a reverse split of 500:1, that was approved by the stockholders on May 9, 1996. On May 9, 1996, the stockholders authorized an increase in the number of shares that the Company has authority to issue to 105,000,000, of which 100,000,000 shares are $.001 par value common stock and 5,000,000 shares are $.10 par value preferred stock. On September 22, 1997, the Company changed its name and state of incorporation from Far West Resources, Inc., a Utah Corporation, to American Alliance Corporation, a Nevada Corporation, with the Nevada Corporation being the surviving corporation, and authorized a decrease in the par value of capital stock. Preferred stock par value was adjusted from $.10 to $.0001 and common stock par value was adjusted from $.001 to $.00001. On May 4, 1999, the Board of Directors approved a forward split, effective May 14, 1999, of the Company's common stock on a two-for-one basis, with the par value remaining the same. All per share and per share information have been adjusted retroactively to reflect the decrease in par value of common stock and the stock splits.

     On July 14, 1983, the Company, in connection with a 504D offering, issued 20,368 shares of common stock for cash at $.003 per share, or $15,000.

     During October, 1984, the Company issued 52,036 shares of common stock at $.01 per share or $130,090, less expenses of the offering of $27,547, for net cash of $102,543.

     For the year ended December 31, 1990, the Company received a capital contribution of $4,364 to pay expenses of the Company.

     For the year ended December 31, 1991, the Company received a capital contribution of $100 to pay expenses of the Company.

     For the year ended December 31, 1995, the Company issued 80,000 shares of common stock at $0.001 per share to satisfy current liabilities in the amount of $20,000.

     On April 16, 1996, the Company issued 8,000,000 shares of common stock at $0.0005 per share for services, or $200,000.

     On May 9, 1996, the Company issued 8,000,000 shares of common stock at $0.05 per share for cash in the amount of $200,000.

NOTE 1 - ORGANIZATION (CONTINUED)
---------------------------------

     On June 30, 1997, the Company issued 4,000,000 shares of common stock for cash of $45,000 and $255,000 for services at $0.15 per share, or $300,000.

     On October 24, 1997, the Company issued 2,000,000 shares of common stock in a 504 D offering memorandum at $0.25 per share, or $500,000.

     On December 19, 1997, the Company issued 900,000 shares of common stock in a 505 D offering memorandum at $1.00 per share, or $900,000. See Note 6.

     On January 9, 1998, the Company organized American Alliance, Inc., its wholly owned subsidiary, under the laws of the State of Nevada with an authorized capital of 1,000 common shares, with a par value of $.001 per share, and with one share issued to WhatsOnLine.Com, Inc.

     On September 15, 1998, the Company acquired 100% of the outstanding common stock of Rowland, Carmichael and Associates, Inc., an Arizona-based broker dealer, for $29,000, for the development of an online brokerage service. The book value of the assets acquired was $14,662 less cash acquired of $3,388, for a net acquisition of $11,274. Excess of market value over book value of assets acquired, or goodwill, was $14,338. Subsequent to the acquisition, the Company decided not to enter into the business of Internet brokerage services due to the capital infusion required for advertising and marketing in order to attract and retain customers due to increased competition in this industry. Due to the Company's change in business direction, goodwill was determined to be permanently impaired and was written off, and is included in operations, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

     On February 9, 1999, the Company issued 12,000 shares of common stock for the exercise of stock options at $.50 per share, or $6,000.

     On March 9, 1999, the Company issued 6,000 shares of common stock for the exercise of stock options at $.50 per share, or $3,000.

     On April 16, 1999, the Company issued 62,000 shares of common stock for the exercise of stock options at $.50 per share, or $31,000.

     On December 23, 1999, the Company issued 1,500,000 shares of common stock in completion of a private offering memorandum at $1.00 per share, or $1,500,000.

NOTE 1 - ORGANIZATION (CONTINUED)
---------------------------------

     The Company is a development stage company, as defined in Financial Accounting Standards Board No. 7. The Company is devoting substantially all of its present efforts in securing and establishing a new business, and although its planned principal operations have commenced there have been no significant revenues derived therefrom.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

          A. Cash and Cash Equivalents
          ----------------------------

          The Company considers all highly liquid instruments with a maturity of three months or less when acquired to be cash and cash equivalents.

          B. Basis of Financial Statement Presentation
          --------------------------------------------

          The Company's financial statements are prepared using the accrual method of accounting.

          C. Concentration of Credit Risk
          -------------------------------

          The Company maintains U.S. dollar cash balances in Canadian banks that are not insured.

          D. Principles of Consolidation
          ------------------------------

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, American Alliance, Inc. and Rowland, Carmichael, & Associates, Inc. All material intercompany transactions have been eliminated in consolidation.

          E. Property and Equipment
          -------------------------

          Property and Equipment is stated at cost. Depreciation is computed using the straight line method over the estimated useful life of the assets, which is five years, for financial statement purposes, and on accelerated methods for tax purposes. Repairs and maintenance are charged to operations as incurred.

          F. Revenue Recognition
          ----------------------

          Revenues are recognized at time of performance of services.

          G. Advertising
          --------------

          Advertising costs are expenses as incurred.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------

          H. Per Share of Common Stock
          ----------------------------

          Basic  earnings or loss per share is calculated  based on net earnings
          (loss) available to common stockholders and the weighted average number of shares outstanding during the reported period. Diluted earnings (loss) per share includes additional dilution from potential common stock, such as stock issuable upon the exercise of stock options or the conversion of debt. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by ("SFAS") No. 128, "Earnings Per Share." Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. All per share and per share information have been adjusted retroactively to reflect stock splits and changes in par value.

          I. Income Taxes
          ---------------

          The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes," by which deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. See Note 5.

          J. Foreign Currency Translation
          -------------------------------

          The Company used the U.S. Dollar as its functional currency. Foreign currency assets and liabilities are remeasured into U.S. Dollars at end-of-period exchange rates except for fixed assets, which are remeasured at historical exchange rates. Revenues and expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to balance sheet amounts that are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in net earnings.

          K. Intangible Assets
          --------------------

          Intangible assets represent the Company name and are recorded at cost in accordance with Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets." The Company amortizes the intangible assets using the straight-line method over the term of the specific agreements. Continually, the Company evaluates whether the estimated useful life used to amortize an intangible asset is appropriate due to changing facts and circumstances resulting in increases or decreases in the asset's estimated useful life, and records the change prospectively. See Note 4.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------

          L. Organizational Costs
          -----------------------

          Organizational Costs are amortized over a period of sixty months commencing on the date the Company begins normal operations.

          M. Use of Estimates
          -------------------

          The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ.

          N. Comprehensive Income
          -----------------------

          The Company implemented SFAS No. 130, "Reporting Other Comprehensive Income," effective January 1, 1998, which requires the disclosure of comprehensive income to reflect changes in equity that result from nonowner sources. Accumulated other comprehensive income for the period ended December 31, 1999, represents foreign currency translation items associated with the Company's Canadian operations. The implementation had no effect for the period ended December 31, 1998.

          O. Business Segment Information
          -------------------------------

          The Company implemented SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," on January 1, 1998. The Company operates in one industry. The Company is an aggregator and presentation portal for targeted Internet streaming media content. The Company offers a large, comprehensive selection of Internet programming, including sports, news, business and finance, health and medicine, technology, politics, and religion. Among other content, the Company will broadcast live pay-per-view seminars and entertainment, trade shows, conferences, and training events on worldwide basis.

          P. Capital Structure
          --------------------

          The Company has implemented SFAS No. 129, "Disclosure of Information about Capital Structure," effective January 1, 1998, which established standards for disclosing information about an entity's capital structure. The implementation of SFAS No. 129 had no effect on the Company's financial statements on a worldwide basis. There were no material amounts of sales or transfers among geographic areas or major customers within the United States.

----------------------------------------------------

          Q. Pending Accounting Pronouncements
          ------------------------------------

          It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

          Property and equipment consists of the following at December 31:

                                        1999                  1998
                                        ----                  ----
Computer Equipment                      $202,652              $9,921
Furniture and Fixtures                    10,445                   0
Total                                    213,097               9,921
Less Accumulated Depreciation             17,362               1,984
Net Book Value                          $195,735              $7,937


          Depreciation expense charged to operations during 1999 and 1998 was $15,378 and $1,984, respectively.

NOTE 4 - INTANGIBLE ASSET
-------------------------

          On March 8, 1999, the Company's subsidiary, American Alliance, Inc., entered into an agreement to acquire the domain name "WhatsOnLine.Com" for consideration of $50,000. The agreement was completed on March 29, 1999, with all rights, title and interest in, and to, the domain name, conveying effective immediately. The Company changed its name to WhatsOnLine.Com, Inc., on May 20, 1999. Amortization of $ 1,250 is included in operations for the year ended December 31, 1999.

NOTE 5 - INCOME TAXES
---------------------

          There is no current or deferred tax expense for the years ended December 31, 1999 and 1998, due to the Company's loss position. The benefits of timing differences have not been previously recorded.

          The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of


NOTE 4 - INCOME TAXES (CONTINUED)
---------------------------------

          temporary differences comprising the deferred tax assets and deferred tax liabilities is a result of the following:

Deferred Taxes                          1999                          1998
--------------                          ----                          ----
NOL Carryforwards                       $    538,166                $   355,102
Valuation Allowance                         (538,166)                  (355,102)
Net Deferred Tax Assets                 $          0                $         0


          A reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for each of the years during the period ended December 31 follows:

                                                1999                        1998
                                                ----                        ----
Statutory Federal Income Tax Rate               (35.0%)                     (35.0%)
Increase in Valuation Allowance                  35.0%                       35.0%
Effective Income Tax Rate                         0.0%                        0.0%


          The Company has available net operating loss carryforwards of $1,537,619 and $827,959 at December 31, 1999 and 1998, for tax
          purposes to offset future taxable income. The net operating loss carryforwards expire principally beginning in the year 2013.

 NOTE 5 - STOCK OPTIONS
 ----------------------

          The Company has two stock option plans that provide for the granting of stock options to officers and key employees. The objectives of these plans include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing employees the opportunity to acquire common stock. Options outstanding under the Company's two stock option plans have been granted at prices which are either equal to or above the market value of the stock on the date of grant, of which 1,620,000 expire November 5, 2007 and 800,000 expire on December 16, 2007 (under the 1997 Stock Option Plan), and 2,400,000 which expire on December 1, 2008 (under the 1998 Stock Option Plan).

          The status of the Company's stock option plans are summarized below as of December 31: Number of Option Shares Price Granted Under the 1997 Stock Option Plan 2,500,000 $1.00 Granted Under the 1998 Stock Option Plan 2,400,000 1.00 Options Outstanding at December 31, 1998 4,900,000
          1.00 Exercised Under the 1997 Stock Option Plan (80,000) 1.00 Options Outstanding at December 31, 1999 4,820,000 $1.00

NOTE 5 - STOCK OPTIONS (CONTINUED)
----------------------------------

          In accordance with the two stock option plan agreements, adjustments have been made to the common stock granted for the forward split, effective May 14, 1999, on a two-for-one basis. The option price payable per share was not changed.

          The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock options awards granted at or above fair market value. Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net loss and pro forma net loss per share would have been reflected as follows:

                                                1999                1998
                                                ----                ----
Net Loss
      As reported                               $    (709,659)      $   (231,877)
      Pro forma                                 $  (2,963,401)      $   (908,002)
Net Loss Per Share
      As reported                               $       (0.03)      $      (0.01)
      Pro forma                                 $       (0.13)      $      (0.04)


          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumption used for those options granted in 1998 and 1997, respectively: dividend yield of 0% and 0%, expected volatility of 76% and 173%, risk-free interest rates of 5% and 5%, and expected lives of 10 years and 10 years.

NOTE 6 - STOCK WARRANTS
-----------------------

          In connection with the 505 offering dated December 9, 1997, for 900,000 shares at $2.00 per share, the Company also issued 900,000 warrants to purchase common shares at $2.00 per share until December 9, 2001.

          In connection with the 505 offering dated November 23, 1999, for 1,500,000 shares at $1.00 per share, the Company also issued 3,000,000 warrants to purchase common shares at $1.00 per share until November 23, 2004.

          As of the date of these financial statements, all of the warrants are outstanding.

NOTE 7 - COMMITMENTS
--------------------

          The Company leases approximately 2,200 square feet of office space in Canada under a noncancelable operating lease for a period of two years, expiring on February 2, 2001, at a rate of approximately $2,000 per month. The Company has the option to extend the term of the lease for a period of five years, providing it exercises such option 120 days prior to the end of the term. Lease expense charged to operations during 1999 was approximately $25,000.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Clancy and Co., P.L.L.C. are the Company's independent public accountants since inception. There have no disagreements with Clancy and Co., P.L.L.C.

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to directors and Section 16 compliance is included in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders ("Proxy Statement") and is hereby incorporated by reference.

ITEM 10: EXECUTIVE COMPENSATION

     The information required by this Item is included in the Company's Proxy Statement and is hereby incorporated by reference.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included in the Company's Proxy Statement and is hereby incorporated by reference.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included in the Company's Proxy Statement and is hereby incorporated by reference.

                                     PART IV

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

     The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10KSB.

     No reports on Form 8-K were filed during the Company's fourth fiscal quarter.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of April, 2000.

                                                           WHATSONLINE.COM, INC.



                                                              /s/ Kesar Dhaliwal
                                                              ------------------
                                                           By: Kesar S. Dhaliwal
                                                               CEO and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature                         Title                         Date
---------                         -----                         ----
/s/ Harmel S. Rayat               Director and Chairman         April 12, 2000
-------------------               ---------------------         --------------
Harmel S. Rayat


/s/ Gursh S. Kundan               Director, Secretary/Treasurer April 12, 2000
-------------------               --------------------          --------------
Gursh S. Kundan
