Form 10QSB
period 2000-03-31
WHATSONLINE COM INC
filed 2000-05-10
CIK 1016708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A

(Mark One)


X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended March 31, 2000

____ TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from _____ to _______

Commission file number:  000-30156


                              WHATSONLINE.COM, INC.
                           --------------------------
             (exact name of registrant as specified in its charter)


NEVADA                                                    98-0170247
--------                                                 ------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

Suite 311 - 15 Wertheim, Richmond, Ontario              L4B 3H7
------------------------------------------              -------
(Address of principal executive offices)

Registrant's telephone number, including area code:          (905) 709-8240

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ----

The number of shares of the Registrant's Common Stock, $0.00001 par value, as of April 12, 2000: 24,632,404

                              WHATSONLINE.COM, INC.
                     FORM 10-Q, QUARTER ENDED MARCH 31, 2000


                                      INDEX


PART 1          FINANCIAL INFORMATION

Item 1   Financial Statements                                           3

Consolidated Balance Sheet at
     March 31, 2000 and December 31, 1999                               3
Consolidated Statement of Operations For The
     Three Months Ended March 31, 2000 and 1999                         4
Consolidated Statement of Stockholders' Equity
     From Inception ( July 14, 1983 ) To March 31, 2000                 5-8
Consolidated Statement of Cash Flows for the
     three months ended March 31, 2000 and 1999                         9
Notes to Consolidated Financial Statements                              10

Item 2   Management's Discussion and Analysis of
            Financial Condition and Results of Operation                11

PART II         OTHER INFORMATION

Item 1   Legal Proceedings                                              13

Item 2   Changes in Securities                                          13

Item 3   Defaults Upon Senior Securities                                13

Item 4   Submission of Matters to a Vote of Security Holders            13

Item 5   Other Information                                              13

Item 6   Exhibits and Reports on Form 8-k                               13

         Signature Page                                                 14

                                     PART 1

ITEM 1. Financial Information


                              WHATSONLINE.COM, INC.
                          (A Development Stage Company)
                       INTERIM CONSOLIDATED BALANCE SHEET
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                                   (Unaudited)


                                                                        2000                    1999
                                                                        ----                    ----
ASSETS

Current Assets
  Cash and Cash Equivalents                                             $   1,728,869           $    878,113
  Other Receivable                                                                  -                 50,000
  Security Deposits                                                             5,903                    673
  Prepaid Rent                                                                 10,819                      -
Property and Equipment, Net (Note 2)                                          191,395                 12,301

Other Assets
   Goodwill                                                                    48,750                      0
   Organization Costs                                                             649                    649
Total Assets                                                            $   1,986,385           $    941,736

LIABILITIES AND STOCKHOLDERS' EQUIITY

Liabilities                                                             $      32,364           $     10,284

Stockholders' Equity
   Preferred Stock: Authorized $0.0001 Par Value, 5,000,000 shares;
     Issued and Outstanding, NONE                                                   0                      0
   Common Stock: Authorized $0.00001 Par Value, 100,000,000 shares;
     Issued and Outstanding, 24,632,404 and 23,070,404                            246                    230
   Addition Paid In Capital                                                 3,583,761              2,052,777
   Loss Accumulated During the Development Stage                           (1,714,157)
   Accumulated Other Comprehensive Income                                      84,170             (1,121,555)
Total Stockholders' Equity                                                  1,954,019                931,452

Total Liabilities and Stockholder's Equity                              $   1,986,385           $    941,736


                                        3
   The accompanying notes are an integral part of these financial statements

                              WHATSONLINE.COM, INC.
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2000 AND 1999
                FROM INCEPTION (JULY 14, 1983) TO MARCH 31, 2000
                                (Unaudited)

                                                                                                                FROM
                                                                                                                INCEPTION
                                                                The Three               The Three               (JULY 14,
                                                                Months                  Months                  1983) TO
                                                                Period Ended            Period Ended            March 31
                                                                March 31,2000           March 31,1999           2000
                                                                -------------           -------------           ----
Revenues                                                        $             -         $          -            $         66,426
Operating Expenses
  General and Administrative                                            200,385              304,880                   1,911,106
  Asset Write-Down (Note 1)                                                   -                    -                      14,338
Total Operating Expenses                                                200,385              304,880                   1,925,444
Operating Loss                                                         (200,385)            (304,880)                 (1,859,018)
Other Income
  Interest Income                                                        23,847               11,285                     144,862
Net Loss Available to Common Stockholders                       $      (176,538)         $  (293,595)           $     (1,714,156)
Loss Per Weighted Average Share of Common Stock                 $         (0.01)         $     (0.01)           $          (0.07)
Weighted Average Number of Common Shares Outstanding                 24,632,404           23,070,404                  24,632,404


                                       4
   The accompanying notes are an integral part of these financial statements

                              WHATSONLINE.COM, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE PERIOD FROM INCEPTION (JULY 14, 1983)
                             THROUGH MARCH 31, 2000

                                                                                                            Loss
                                                                                                            Accumulated
                                                                                             Additional     During the
                                               Preferred Stock          Common Stock         Paid In        Development
                                              Shares      Amount     Shares      Amounts     Capital        Stage        Total
                                              ------      ------     ------      -------     -------        -----        -----
Common Stock Issued For Cash
at $0.003 Per Share, August 26, 1983               0      $   0        5,141,000 $   5,141   $    9,859     $      0     $   15,000
Net Loss From Inception (July 14,1983)
  Through December 31, 1983                                                                                   (2,888)        (2,888)
Balance, December 31, 1983                         0          0        5,141,000     5,141        9,859       (2,888)        12,112
Common Stock Issued-Public Offering
  at $0.01 Per Share, October 1984                                    13,009,000    13,009      117,081                     130,090
Cost of Offering                                                                                (27,547)                    (27,547)
Net Loss, Year Ended December 31, 1984                                                                       (15,327)       (15,327)
Balance, December 31, 1984                         0          0       18,150,000    18,150       99,393      (18,215)        99,328
Capital Contribution, 1990                                                                        4,364                       4,364
Net Loss, Year Ended December 31, 1985
  Through 1990                                                                                              (103,692)      (103,692)
Balance, December 31, 1990                         0          0       18,150,000    18,150      103,757     (121,907)             0
Capital Contribution, 1991                                                                          100                         100
Net Loss,Year Ended December 31,1991                                                                            -100           -100
Balance, December 31, 1991                         0          0       18,150,000    18,150      103,857     (122,007)             0
Net Loss, Year Ended December 31, 1992                                                                          -141           -141
Balance, December 31, 1992                         0          0       18,150,000    18,150      103,857     (122,148)          -141


                                       5
   The accompanying notes are an integral part of these financial statements

                              WHATSONLINE.COM, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE PERIOD FROM INCEPTION (JULY 14, 1983)
                             THROUGH MARCH 31, 2000


                                                                                                               Loss
                                                                                                               Accumulated
                                                                                                Additional     During the
                                              Preferred Stock          Common Stock            Paid In        Development
                                              Shares    Amount     Shares         Amounts       Capital        Stage        Total
                                              ------    ------     ------         -------       -------        -----        -----
Net Loss, Year Ended December 31,1993                                                                                -204      -204
Balance, December 31, 1993                        0         0          18,150,000       18,150       103,857     (122,352)     -345
Net Loss, Year Ended December 31,1994                                                                                (100)     (100)
Balance, December 31, 1994                        0         0          18,150,000       18,150       103,857     (122,452)     (445)
Common Stock Issued To Satisfy Current
  Liabilities at $0.001 Per share,
  December 31, 1995                                                    20,000,000       20,000                               20,000
Net Loss, Year Ended December 31,1995                                                                             (22,215)  (22,215)
Balance, December 31, 1995                        0         0          38,150,000       38,150       103,857     (144,667)   (2,660)
500:1 Reverse Stock Split,April 15, 1996                              (38,073,798)     (38,074)       38,074                      0
Common Stock Issued In Exchange For
  Services at $0.005 Per Share, April 16,
  1996                                                                  4,000,000        4,000        (2,000)                 2,000
Common Stock Issued For Cash at $0.05
  Per Share, May 9, 1996                                                4,000,000        4,000       196,000                200,000
Net Loss, Year Ended December 31, 1996                                                                           (195,628) (195,628)
Balance, December 31, 1996                        0         0           8,076,202        8,076       335,931     (340,295)    3,712
Common Stock Issued For Cash and
  Services at $0.15 Per Share, June 30,
                 1997                                                   2,000,000        2,000       298,000                300,000
Adjustment For Change in Par Value
  From $0.001 to $0.00001                                                               (9,975)        9,975                      0


                                        6
   The accompanying notes are an integral part of these financial statements

                              WHATSONLINE.COM, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE PERIOD FROM INCEPTION (JULY 14, 1983)
                             THROUGH MARCH 31, 2000

                                                                                                           Loss
                                                                                                           Accumulated
                                                                                           Additional      During the
                                              Preferred Stock        Common Stock          Paid In         Development
                                              Shares   Amount     Shares       Amounts     Capital         Stage         Total
                                              ------   ------     ------       -------     -------         -----         -----
Common Stock Issued For Cash at $0.50
  Per Share, October 24, 1997                                       1,000,000       10         499,990                      500,000
Common Stock Issued For Cash at $0.20
  Per Share, December 19, 1997                                        450,000        4         899,996                      900,000
Net Loss, Year Ended December 31,1997                                                                        (255,787)     (255,787)
Balance, December 31, 1997                        0        0       11,526,202      115       2,043,892       (596,082)    1,447,925
Net Loss, Year Ended December 31, 1998                                                                       (231,878)     (231,878)
Balance, December 31, 1998                        0        0       11,526,202      115       2,043,892       (827,960)    1,216,047
Forward Split 2:1, January, 1999                  0        0       11,526,202      115            -115                            0
Stock Options Exercised at $1.00 Per
  Share, February, 1999                           0        0            6,000        0           6,000                        6,000
Stock Options Exercised at $1.00 Per
  Share, March, 1999                              0        0            3,000        0           3,000                        3,000
Post Split 2:1, March 1999                        0        0            9,000        0              (0)                           0
Stock Options Exercised at $1.00 Per
  Share, April 16, 1999                                                62,000                   31,000                       31,000
Common Stock Issued For Cash at Par
  Per share, December 23, 1999                                      1,500,000       15       1,499,985                    1,500,000


                                        7
    The accompanying notes are an integral part of these financial statements

                              WHATSONLINE.COM, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE PERIOD FROM INCEPTION (JULY 14, 1983)
                             THROUGH MARCH 31, 2000


                                                                                                  Loss
                                                                                                  Accumulated Accumulated
                                                                                     Additional   During the  Other
                                           Preferred Stock       Common Stock        Paid In      Development Comprehensive
                                           Shares    Amount   Shares       Amounts   Capital      Stage       Income      Total
                                           ------    ------   ------       -------   -------      -----       ------      -----
Net Loss, Year Ended December 31,1999                                                               (709,659)              (709,659)
Other Comprehensive Income:Translation
  Adjustments                                                                                                    84,170      84,170
Balance, December 31, 1999                     0         0    24,632,404      246      3,583,762  (1,537,619)    84,170   2,130,558
Net Loss for the period ended
  March 31, 2000                                                                                    (176,538)              (176,538)
Balance, March 31, 2000                        0         0    24,632,404      246      3,583,762  (1,714,157)    84,170   1,954,020


                                        8
   The accompanying notes are an integral part of these financial statements

                              WHATSONLINE.COM, INC.
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
              AND FROM INCEPTION (JULY 14, 1983) TO MARCH 31, 2000
                                   (Unaudited)

                                                                   Three Months      Three Months       From Inception
                                                                   Ended             Ended              To March,31
                                                                   March 31, 2000    March 31, 1999     2000
                                                                   --------------    --------------     ----
Cash Flows From Operating Activities:
Net Loss                                                           $   (176,538)     $   (293,595)      $ (1,714,156)
Adjustments to Reconcile Net Loss to Net Cash
   Changes in Assets and Liabilities
            Investment in Subsidiary                                                                          11,274
            Depreciation                                                  4,341                 0             22,953
            (Increase) Decrease in Other Receivable                           -           (50,000)           (50,000)
            (Increase) Decrease in Security Deposit                      (5,230)             (673)            (5,903)
            (Increase) Decrease in Prepaid Rent                         (10,819)                -            (10,819)
            Increase (Decrease) in Accrued Liabilities                   11,638            (7,531)            32,364
            (Increase) Decrease in Organization Costs                         0                 -               (649)
            Common Stock Issued for Services                                  0                              257,000
            Common Stock Issued to Satisfy Current Liabilities                0                               20,000
            Foreign Currency Translation Adjustments                          -                               84,170
            Asset Write-Down                                                                                  14,338
  Total Adjustments                                                         (71)          (58,203)           374,728
Net Cash Used In Operating Activities                                  (176,609)         (351,798)        (1,339,428)
Cash Flows From Investing Activities
  Purchase of Property and Equipment                                          -            (4,365)          (213,097)
  Purchase of Domain Name                                                                 (50,000)           (50,000)
  Investment, Cash Paid For Acquisition                                       -                 -            (29,000)
Net Cash Flows Used In Investing Activities                                   -            (4,365)          (292,097)
Cash Flows From Financing Activities
  Proceed From the Issurance of Common Stock                                  0                 0          3,330,090
  Cost of Public Offering                                                     0                 0            (27,547)
  Cash Acquired in Connection with Acquision of Subsidiary                    0                 0             17,851
  Proceeds From Stock Options Exercised                                       -             9,000             40,000
Net Cash Provided By Financing Activities                                     -             9,000          3,360,394
Increase (Decrease) in Cash and Cash Equivalents                       (176,609)         (347,163)         1,728,869
Cash and Cash Equivalents at Beginning of Period                      1,905,478         1,225,276                  0
Cash and Cash Equivalents at End of Period                         $  1,728,869      $    878,113       $  1,728,869


                                        9
    The accompanying notes are an integral part of these financial statements

                              WHATSONLINE.COM, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                             March 31, 2000 and 1999

1.   PRESENTATION OF INTERIM INFORMATION

     The accompanying unaudited interim financial statements have been prepared in accordance with Form 10QSB and in the opinion of management of WHATSONLINE.COM, INC. (The Company), include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2000, and the results of operations for the three months ended March 31, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's audited financial statements and notes for the year ended December 31, 1999

     Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 1999, 1998, 1997 audited financial statements.

2.   PROPERTY AND EQUIPMENT


Property and Equipment consists of the following at March 31, 2000:
Computer Equipment                                                                  $202,652
Furniture and Fixtures                                                                10,445
Total                                                                               $213,097
Less Accumulated Depreciation                                                         21,702
Net Book Value                                                                       191,395


     Depreciation expense charged to operations during 2000 was $ 4,340.50

ITEM 2. Management's discussion and Analysis of financial condition and results of operations

When used in this discussion, the words "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10QSB and 8-K filed with the Securities and Exchange Commission.

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

We provide a free quote service and comprehensive resource center. Homeowners visiting Callapro.com are able to intelligently find, select and work with home improvement professionals. Professionals, who are members of Callapro.com's professional network, are able to grow their businesses by responding to a homeowner's request for a quote.

Whatsonline.com was developed as an aggregator and presentation portal for targeted Internet streaming media content. Visitors to www.whatsonline.com are able to access audio and video streamed news, entertainment, sports, fashion, finance, medicine, technology, politics, religion and education online, along with an array of additional offerings from leading content providers, worldwide.

Results of Operations
---------------------

Revenues. The Company has generated zero revenues for the three months ended March 31, 2000 and zero revenues for the same period in 1999. To date, the Company has not relied on revenues for funding. For the next twelve months, the Company expects to generate minimal, if any, revenues due to the early stage of its operations.

General and Administrative Expenses. During the three months ended March 31, 2000, the Company incurred $200,385 in general and administrative expenses, a decrease of 34.3% from first quarter 1999 expenses of $304,880. This decrease in the first quarter is primarily due to a reduction in additional salary and operating expenses.

Interest Income. Interest income was $23,847 and $11,285 for the quarters ended March 31, 2000 and 1999, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As of March 31, 2000, the Company's accumulated deficit was $736,215, and as a result, there has been no provision for income taxes to date.

Net Loss. For the three months ended March 31, 2000, the Company recorded a net loss of $176,538 or $0.01 per share, compared to a net loss of $293,595 or $0.01 per share, for the same period in 1999. The Company has an accumulated net loss of $1,714,156 since inception.

Liquidity and Capital Resources
-------------------------------

As at March 31, 2000, the Company had a cash balance of $1,728,869, compared to $878,113 as at December 31, 1999. This increase was due to private placement of shares.

As at March 31, 2000, the Company had $191,395 in property and equipment, versus $12,301 as at December 31, 1999. As at March 31, 2000, the Company had $32,364 in accounts payable, an increase of $22,080, or 215%, over the amount of $10,284 as December 31, 1999.

Net cash used in operating activities was $176,609 for the three month period ending March 31, 2000, compared to net cash used of $351,798 for the same period in 1999. This decrease in the net cash used in operating activities was due mainly to reduced salaries and operating expenses.

Net cash provided by financing activities was $0 for the three month period ending March 31, 2000, compared to $9,000 for the same period in 1999. The Company has financed its operations primarily through cash on hand during the three month period ending March 31, 2000.

The Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to operate its business profitably in the future, recruit and train qualified management, technical and sales personnel, and the Company's ability to compete against other, better capitalized corporations who offer similar web based services.

The Company may raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. The Company may seek access to the private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.

PART II - Other Information

Item 1    Legal Proceedings

None
----

Item 2    Changes in Securities

None
----

Item 3    Defaults Upon Senior Securities

None
----

Item 4    Submission of Matters to a Vote of Security Holders

None
----

Item 5    Other Information

None
----

Item 6    Exhibits and Reports on Form 8-K

On January 5, 2000, the Company filed an 8-K reporting that the Company had sold securities in reliance on an exemption from registration under Regulation D Rule 505 of the 1933 Securities Act. The offering consists of Units of investment of 1,500,000 shares of Common Stock, with a par value of $.00001, along with 3,000,000 share purchase warrants entitling the holder to purchase 3,000,000 shares of Common Stock at $1.00 per share until November 23, 2004. The offering price was $1.00USD per Unit and the Company received $1,500,000.

In its 8-K filing on January 5, 2000, the Company also reported that, effective December 16, 1999, Ms. Jasbinder Chohan resigned as a Director and
Secretary/Treasurer of the Company. Replacing Ms. Chohan in the capacity of Director and Secretary/Treasurer is Mr. Gursh Kundan. Mr. Kundan originally joined WhatsOnline.com on April 28, 1999 as Vice President of Corporate Development.

From 1996 to 1998, Mr. Kundan was a senior vice president of Virtual Office Technologies, Inc. where he was responsible for developing the technology for, and managing a service bureau operation which administered financial service assets for financial planning firms. Between 1991 and 1993, Mr. Kundan was self-employed as an information technology consultant. Between 1993 and 1994, he worked for Financial Concept Group Inc. as a marketing analyst. Between 1994 and 1995, he worked for North American Trust Inc. as manager of operations. Between 1995 and 1996, he worked for Laurentian Bank as a senior manager of dealer services. Mr. Kundan obtained a Bachelor of Business Administration Degree from Simon Fraser University in Business Administration.

                                 Signature Page

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                           WHATSONLINE.COM, INC.


                                                           /s/ Kesar S. Dhaliwal
                                                           ---------------------
                                                               Kesar S. Dhaliwal
                                                               CEO and President



                                                             /s/ Harmel S. Rayat
                                                               -----------------
                                                                 Harmel S. Rayat
                                                           Director and Chairman



                                                                /s/ Gursh Kundan
                                                               -----------------
                                                                    Gursh Kundan
                                                 Director, Secretary & Treasurer



Dated: May 8, 2000