Form 10QSB
period 2000-06-30
WHATSONLINE COM INC
filed 2000-08-11
CIK 1016708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For quarterly period ended June 30, 2000

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____ to _______

Commission file number: 000-30156


          ENTHEOS TECHNOLOGIES, INC. (FORMERLY, WHATSONLINE.COM, INC.) (exact name of small business issuer as specified in its charter)


NEVADA                                        98-0170247
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

               Suite 311 - 15 Wertheim, Richmond, Ontario L4B 3H7
                    (Address of principal executive offices)

Issuer's telephone number, including area code:        (905) 709-8240


Check whether the issuer: (1) has filed all reports required by Section 13 or 15
(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [_]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: As of June 30, 2000, there were 24,632,404 shares of the Issuer's Common Stock, $0.00001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [_]    No [x]

           ENTHEOS TECHNOLOGIES, INC. (FORMERLY WHATSONLINE.COM, INC.)
                    FORM 10-QSB, QUARTER ENDED JUNE 30, 2000


INDEX

PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

Consolidated Balance Sheet as of June 30, 2000................................................  3

Consolidated Statement of Operations for the Quarter Ended June 30, 2000 and 1999
and from inception (July 14, 1983) to June 30, 2000...........................................  4

Consolidated Statement of Cash Flows for the Quarter Ended June 30, 2000
and from inception (July 14, 1983) to June 30, 2000...........................................  5

Notes to Interim Consolidated Financial Statements............................................  6

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


Item 2  Management's Discussion and Analysis..................................................  7

PART II   OTHER INFORMATION

Item 1 Legal Proceedings......................................................................  9

Item 2 Changes in Securities..................................................................  9

Item 3 Defaults Upon Senior Securities........................................................  9

Item 4 Submission of Matters to a Vote of Security Holders....................................  9

Item 5 Other Information......................................................................  9

Item 6 Exhibits and Reports on Form 8-K.......................................................  9

       Signatures............................................................................. 10

ITEM 1  Financial Statements

           ENTHEOS TECHNOLOGIES, INC. (FORMERLY WHATSONLINE.COM, INC.)
                          (A Development Stage Company)
                       INTERIM CONSOLIDATED BALANCE SHEET
                       JUNE 30, 2000 AND DECEMBER 31, 1999


                                                             (Unaudited)
ASSETS                                                           2000             1999
                                                             -----------      -----------
Current Assets
  Cash                                                       $ 1,554,895      $ 1,905,478
  Accounts Receivable                                                  0                0
  Prepaid Expenses                                                10,819                0
  Security Deposits                                                5,903              673
                                                             -----------      -----------
Total Current Assets                                         $ 1,571,617      $ 1,906,151

Property and Equipment, Net (Note 4)                             204,889          195,735

Other Assets
  Goodwill                                                        48,750           48,750
  Organization Costs                                                 649              649
                                                             -----------      -----------
Total  Assets                                                $ 1,825,905      $ 2,151,285
                                                             ===========      ===========

LIABILITIES AND  STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                           $    30,398      $    20,726
                                                             -----------      -----------

Stockholders' Equity
  Preferred Stock: $0.0001 Par Value; Authorized Shares,
5,000,000 shares; Issued and Outstanding, None                      None             None
   Common Stock: $0.00001 Par Value; Authorized Shares,
100,000,000; Issued and Outstanding, 49,264,808
49,264,808, at June 30, 2000 and December 31,1999,
respectively                                                         493              493
  Additional Paid In Capital                                   3,583,514        3,583,514
  Loss Accumulated During the Development Stage               (1,872,670)      (1,537,619)
  Accumulated Other Comprehensive Income                          84,170           84,170
                                                             -----------      -----------
Total Stockholders' Equity                                     1,795,507        2,130,559
                                                             -----------      -----------

Total Liabilities and Stockholders' Equity                   $ 1,825,905      $ 2,151,285
                                                             ===========      ===========

            ENTHEOS TECHNOLOGIES INC. (FORMELY WHATSONLINE.COM, INC.)
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2000 AND 1999
               AND FROM INCEPTION (JULY 14, 1983) to JUNE 30, 2000
                                   (Unaudited)


                                                                                                              From inception
                                  For The Three      For The Three       For The Six        For The Six       (July 14, 1983)
                                   Months Ended       Months Ended       Months Ended       Months Ended        to June 30,
                                  June 30, 2000      June 30, 1999      June 30, 2000      June 30, 1999           2000
                                   ------------       ------------       ------------       ------------       ------------
Revenues                           $          0       $          0       $          0       $          0             66,426

Expenses
  General and Administrative            180,773            132,461            381,158            437,341          2,091,879
Asset Write Down                                                                                                     14,338
Total Operating Expenses                180,773            132,461            381,158            437,341          2,106,217
                                   ------------       ------------       ------------       ------------       ------------
Operating Loss                         (180,773)          (132,461)          (381,158)          (437,341)        (2,106,217)
Other Income
  Interest Income                        22,259              9,684             46,106             20,969            167,121
                                   ------------       ------------       ------------       ------------       ------------

Net Loss Available to Common
  Stockholders                     $   (158,514)      $   (122,777)      $   (335,052)      $   (416,372)        (1,872,670)
                                   ============       ============       ============       ============       ============

Basic Loss Per Common Share        $     (0.003)      $     (0.003)      $     (0.007)      $     (0.009)      $      (0.04)
                                   ============       ============       ============       ============       ============

Basic Weighted Average Common
Shares Outstanding                   49,264,808         46,172,142         49,264,808         46,172,142         49,264,808
                                   ============       ============       ============       ============       ============

           ENTHEOS TECHNOLOGIES, INC. (FOMERLY WHATSONLINE.COM, INC.)
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2000 AND 1999
               AND FROM INCEPTION (JULY 14, 1983) to JUNE 30, 2000


                                                                                              From Inception
                                                             Six Months        Six Months       (January 13,
                                                           Ended June 30,    Ended June 30,   1983) to June 30,
                                                                2000             1999              2000
                                                            -----------       -----------       -----------
Cash Flows From Operating Activities
  Net Loss                                                  $  (335,051)      $  (416,372)      $(1,872,669)
  Adjustments to Reconcile Net Loss to Net Cash
Used By Operating Activities
  Investment in Subsidiary                                                                           11,274
  Depreciation                                                    8,682                              26,044
  Changes in Assets and Liabilities
    (Increase) Decrease in Other Receivable                                                         (50,000)
    (Increase) Decrease in Prepaid Rent                         (10,819)                            (10,819)
    (Increase) Decrease in Security Deposits                     (5,230)             (673)           (5,903)
    (Increase) Decrease in Organization Costs                                                          (649)
     Increase (Decrease) in Accounts Payable                      9,672           (12,373)           31,648
    Common Stock Issued For Services                                                                257,000
    Common Stock Issued to Satisfy Current Liabilities                                               20,000
    Foreign Currency Translation Adjustments                                                         84,170
    Asset Write-Down                                                                                 14,338
                                                            -----------       -----------       -----------
  Total Adjustments                                               2,304           (13,046)          377,103
                                                            -----------       -----------       -----------
Net Cash Used By Operating Activities                          (332,747)         (429,418)       (1,495,566)

Cash Flows From Investing Activities
  Purchase of Property and Equipment                            (17,836)          (20,813)         (230,933)
  Purchase of Domain Name                                                         (50,000)          (50,000)
  Investment, Cash Paid For Acquisition                                                             (29,000)
                                                            -----------       -----------       -----------
Net Cash Flows From Investing Activities                        (17,836)          (70,813)         (309,933)

Cash Flows From Financing Activities
  Proceed From Sales of Common Stock                                                              3,330,090
  Cost of Public Offering                                                                           (27,547)
  Cash Acquired in Connection with Acquisition of
Subsidiary                                                                                           17,851
  Proceeds From Stock Options Exercised                                            40,000            40,000
                                                            -----------       -----------       -----------
Net Cash Provided By Financing Activities                                          40,000         3,360,394
                                                            -----------       -----------       -----------

Increase (Decrease) in Cash and Cash Equivalents               (350,583)         (460,231)        1,554,895
Cash and Cash Equivalents, Beginning of Year                  1,905,478         1,225,276                 0
                                                            -----------       -----------       -----------
Cash and Cash Equivalents, End of Year                      $ 1,554,895       $   765,045       $ 1,554,895
                                                            ===========       ===========       ===========

Supplemental Information
  Cash Paid For:
    Interest                                                $         0       $         0       $         0
                                                            ===========       ===========       ===========
    Income Taxes                                            $         0       $         0       $         0
                                                            ===========       ===========       ===========

  Noncash Investing and Financing Activities:
    Common Stock Issued For Services                        $         0       $         0       $   257,000
                                                            ===========       ===========       ===========
    Common Stock Issued to Satisfy Current Liabilities      $         0       $         0       $    20,000
                                                            ===========       ===========       ===========

           ENTHEOS TECHNOLOGIES, INC. (FORMERLY WHATSONLINE.COM, INC.) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2000


NOTE 1 - PRESENTATION OF INFORMATION FURNISHED

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10QSB and, Item 310 of Regulation S-B. In the opinion of management, contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2000, the results of operations for the three and six month periods ended June 30, 2000, and the statement of cash flows for the three and six months ended June 30, 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1999 Annual Report on 10-SB.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the accompanying financial statements and notes thereto incorporated by reference in the Company's 1999 Annual Report on Form 10-SB.

At the Annual Meeting of Shareholders held on June 30, 2000, the shareholders of the Company approved a proposal to permit the Company's Board of Directors, in its discretion, to change the Company's name to the new name of Entheos Technologies, Inc. Also, the shareholders approved a forward two to one stock split of the Company's authorized, and issued and outstanding shares of common stock. The effective date for the two to one forward stock split was for shareholders of record on the close of business on July 21, 2000. The distribution date was July 31, 2000.

NOTE 2 - PROPERTY AND EQUIPMENT

     Property and Equipment consists of the following at June 30, 2000:

     Computer Equipment                                            $215,985
     Furniture and Fixtures                                          11,614
     Leaseholder Improvement                                          3,333
                                                                   --------
     Total                                                         $230,933
     Less Accumulated Depreciation                                   26,044
                                                                   --------
     Net Book Value                                                $204,889
                                                                   ========

     Depreciation expense charged to operations during 2000 was $8,682.

ITEM 2. Management's discussion and Analysis of financial condition and results of operations

When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Actual results, performance or achievements could differ materially from those anticipated in such forward looking statements as a result of numerous factors, including but not limited to the Company's ability to continually expand its subscriber base and opt-in email lists, market its services too potential advertisers, the regulatory environment in which the Company operates, future acceptance of its services and other factors described in the company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10QSB and 8-K filed with the Securities and Exchange Commission.

Overview

Callapro.com and Whatsonline.com are wholly owned online assets of Entheos Technologies, Inc. (formerly WhatsOnline.com, Inc.) Callapro.com (www.callapro.com), is an online marketplace providing expert advice and services to homeowners through a network of qualified home improvement professionals, a comprehensive resource center, with links to over 10,000 third party home-related web sites, informative feature articles, and a broad suite of valuable proprietary tools.

Using the Company's free quote service and comprehensive resource center, homeowners visiting Callapro.com are able to intelligently find, select and work with home improvement professionals. Professionals, who are members of Callapro.com's professional network, are able to grow their business by responding to a homeowner's request for a quote.

Whatsonline.com was developed as an aggregator and presentation portal for targeted Internet streaming media content. Visitors to www.whatsonline.com are able to access audio and video streamed news, entertainment, sports, fashion, finance, medicine, technology, politics, religion and education online, along with an array of additional offerings from leading content providers, worldwide.

Results of Operations

Revenues. The Company has generated zero revenues for the three and six months ended June 30, 2000, and for the same period in 1999. To date, the Company has not relied on revenues for funding. For the next twelve to twenty-four months, the Company expects to generate minimal, if any, revenues due to the early stage of its operations.

General and Administrative Expenses. During the three and six month periods ended June 30, 2000, the Company incurred $180,773 and $381,158 in general and administrative expenses, respectively, an increase of 36.5% and decrease of 12.8% when compared with the corresponding periods in 1999. These changes in general and administrative expenses reflect the ongoing development Company web properties.

Interest Income. Interest income was $22,259 and $46,106 for the three and six month periods ended June 30, 2000, respectively, versus $9,684 and $20,969 for the corresponding period in 1999. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As of June 30, 2000, the Company's accumulated deficit was $1,872,670, and as a result, there has been no provision for income taxes to date.

Net Loss. For the three and six months ended June 30, 2000, the Company recorded a net loss of $158,514, or $0.003 per share, and a loss $335,052, or $0.007 per share, respectively, compared to a net loss of $122,777 or $0.003 per share, and a net loss of $416,372, or $0.009 per share, for the same periods in 1999.

Liquidity and Capital Resources

As at June 30, 2000, the Company had a cash balance of $1,554,895, compared to $1,905,478 as at December 31, 1999.

As at June 30, 2000, the Company had $204,889 in property and equipment, versus $195,735 as at December 31, 1999. As at June 30, 2000, the Company had $30,398 in accounts payable, an increase of $9,672, or 46.7%, over the amount of $20,726 as December 31, 1999.

Net cash used by operating activities was $332,747 for the six month period ending June 30, 2000, compared to net cash used of $429,418 for the same period in 1999. This decrease in the net cash used in operating activities was due mainly to reduced salaries and operating expenses.

Net cash provided by financing activities was $0 for the six month period ending June 30, 2000, compared to $40,000 for the same period in 1999. The Company has financed its operations primarily through cash on hand during the six month period ending June 30, 2000.

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

PART II - Other Information

Item 1.  Legal Proceedings

None


Item 2.  Changes in Securities

None


Item 3   Defaults Upon Senior Securities

None


Item 4.  Submission of Matters to a Vote of Security Holders

None


Item 5.  Other Information

At the Annual Meeting of Shareholders held on June 30, 2000, the shareholders of the Company approved a proposal to permit the Company's Board of Directors, in its discretion, to change the Company's name to the new name of Entheos Technologies, Inc. Also, the shareholders approved a forward two to one stock split of the Company's authorized, and issued and outstanding shares of common stock. The effective date for the two to one forward stock split was for shareholders of record on the close of business on July 21, 2000. The distribution date was July 31, 2000.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Financial Data Schedule

(b) Reports on Form 8-K

No reports were filed on Form 8-K during the three month period ended June 30, 2000.

                                 Signature Page


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ENTHEOS TECHNOLOGIES, INC
                                        (FORMERLY WHATSONLINE.COM, INC.)


                                        /s/  Kesar S. Dhaliwal
                                        -------------------------------
                                        Kesar S. Dhaliwal
                                        CEO and President


                                        /s/  Harmel S. Rayat
                                        -------------------------------
                                        Harmel S. Rayat
                                        Director and Chairman


                                        /s/  Gursh Kundan
                                        -------------------------------
                                        Gursh Kundan
                                        Director, Secretary & Treasurer

Dated: August 10, 2000