Form 10QSB
period 2000-09-30
ENTHEOS TECHNOLOGIES INC
filed 2000-11-14
CIK 1016708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For quarterly period ended September 30, 2000

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____ to _______

Commission file number:  000-30156

           ENTHEOS TECHNOLOGIES, INC. (FORMERLY WHATSONLINE.COM, INC.) (exact name of small business issuer as specified in its charter)


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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: as of November 3, 2000, there were 49,264,808 shares of the Issuer's Common Stock, $0.00001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [_]  No [x]

           ENTHEOS TECHNOLOGIES, INC. (FORMERLY WHATSONLINE.COM, INC.)
                  FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2000


INDEX



PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

Consolidated Balance Sheet as of September 30, 2000........................... 3

Consolidated Statement of Operations for the Quarter Ended September 30, 2000
and 1999...................................................................... 4

Consolidated Statement of Cash Flows for the Quarter Ended September 30, 2000
and from inception (July 14, 1983) to September 30, 2000...................... 5

Notes to Interim Consolidated Financial Statements............................ 6

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


Item 2  Management's Discussion and Analysis.................................. 7

PART II   OTHER INFORMATION

Item 1 Legal Proceedings...................................................... 9

Item 2 Changes in Securities.................................................. 9

Item 3 Defaults Upon Senior Securities........................................ 9

Item 4 Submission of Matters to a Vote of Security Holders....................10

Item 5 Other Information......................................................10

Item 6 Exhibits and Reports on Form 8-K.......................................10

       Signatures.............................................................11

ITEM 1    Financial Statements

           ENTHEOS TECHNOLOGIES, INC. (FORMERLY WHATSONLINE.COM, INC.)
                          (A Development Stage Company)
                       INTERIM CONSOLIDATED BALANCE SHEET
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                                                        (Unaudited)
ASSETS                                                                      2000           1999
                                                                         -----------    -----------
Current Assets
   Cash                                                                  $ 1,157,452    $ 1,905,478
   Other Receivable                                                              135              0
   Prepaid Expenses                                                           10,819              0
   Security Deposits                                                           5,569            673
                                                                         -----------    -----------
Total Current Assets                                                     $ 1,173,975    $ 1,906,151

Property and Equipment, Net (Note 4)                                         493,357        195,735

Other Assets
   Goodwill                                                                   48,750         48,750
   Organization Costs                                                            649            649
                                                                         -----------    -----------
Total Other Assets                                                            49,399         49,399
                                                                         -----------    -----------
Total  Assets                                                            $ 1,716,731    $ 2,151,285
                                                                         ===========    ===========

LIABILITIES AND  STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                                      $    26,678    $    20,726
                                                                         -----------    -----------

Stockholders' Equity
   Preferred Stock: $0.0001 Par Value; Authorized Shares,
   5,000,000 shares; Issued and                                                 None           None
Outstanding, None
   Common Stock: $0.00001 Par Value; Authorized Shares,
100,000,000; Issued and Outstanding, 49,264,808, at September 30, 2000
and December 31, 1999
                                                                                 492            492
   Additional Paid In Capital                                              3,583,515      3,583,515
   Loss Accumulated During the Development Stage                          (1,978,124)    (1,537,618)
   Accumulated Other Comprehensive Income                                     84,170         84,170
                                                                         -----------    -----------
Total Stockholders' Equity                                                 1,690,053      2,130,559
                                                                         -----------    -----------

Total Liabilities and Stockholders' Equity                               $ 1,716,731    $ 2,151,285
                                                                         ===========    ===========

            ENTHEOS TECHNOLOGIES INC. (FORMELY WHATSONLINE.COM, INC.)
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
      FOR THE THREE AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000 AND 1999

                                   (Unaudited)

                                                                                                                From
                                                                                                              Inception
                                             For The Three   For The Three   For The Nine    For The Nine     (July 14,
                                             Months Ended    Months Ended    Months Ended    Months Ended      1983) to
                                             September 30,   September 30,   September 30,   September 30,   September 30,
                                                 2000            1999            2000            1999            2000
                                             ------------    ------------    ------------    ------------    ------------
Revenues                                    $          0    $          0    $          0    $          0    $     66,426

Expenses
   General and Administrative                    137,228         199,850         518,386         637,191       2,229,106
   Asset Write-Down                                                                                               14,338
                                            ------------    ------------    ------------    ------------    ------------
Total Expenses                              $    137,228    $    199,850    $    518,386    $    637,191    $  2,243,444
Operating Loss                                  (137,228)       (199,850)       (518,386)       (637,191)     (2,177,018)
Other Income
   Interest Income                                31,774           8,720          77,880          29,689         198,894
                                            ------------    ------------    ------------    ------------    ------------

Net Loss Available to Common Stockholders   $   (105,454)   $   (191,130)   $   (440,506)   $   (607,502)     (1,978,124)
                                            ============    ============    ============    ============    ============

Basic Loss Per Common Share                 $     (0.002)   $     (0.004)     $ ( 0.009)    $      (0.01)   $     (0.040)
                                            ============    ============    ============    ============    ============

Basic Weighted Average Common Shares
Outstanding                                   49,264,808      46,264,808      49,264,808      46,264,808      49,264,808
                                            ============    ============    ============    ============    ============


           ENTHEOS TECHNOLOGIES, INC. (FOMERLY WHATSONLINE.COM, INC.)
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000 AND 1999
            AND FROM INCEPTION (JULY 14, 1983) TO SEPTEMBER 30, 2000

                                                                                             From Inception
                                                                   Nine            Nine        (JULY 14,
                                                               Months Ended    Months Ended     1983) to
                                                                 September      September     September
                                                                 30, 2000       30, 1999      30, 2000
                                                                -----------    -----------    -----------
Cash Flows From Operating Activities
   Net Loss                                                     $  (440,506)   $  (607,502)   $(1,978,124)
   Adjustments to Reconcile Net Loss to Net Cash Used
   By Operating Activities
   Depreciation and Amortization                                     13,023                        31,635
      Common Stock Issued For Services                                                            257,000
      Common Stock Issued to Satisfy Current Liabilities                                           20,000
      Foreign Currency Translation Adjustments                                                     84,170
      Asset Write-Down                                                                             14,338
   Changes in Assets and Liabilities
      (Increase) Decrease in Other Receivable                          (135)       (50,000)          (135)
      (Increase) Decrease in Prepaid Rent                           (10,819)                      (10,819)
      (Increase) Decrease in Security Deposits                       (4,896)          (673)        (5,569)
      (Increase) Decrease in Organization Costs                                                      (649)
       Increase (Decrease) in Accounts Payable                        5,952         (8,409)        26,678
                                                                -----------    -----------    -----------
   Total Adjustments                                                  3,125        (59,082)       416,649
                                                                -----------    -----------    -----------
Net Cash Used By Operating Activities                              (437,381)      (666,584)    (1,561,475)

Cash Flows From Investing Activities
   Purchase of Property and Equipment                               (27,645)       (25,528)      (229,468)
   Investment in Subsidiary                                        (283,000)                     (283,000)
   Purchase of Domain Name                                                                        (50,000)
   Investment, Cash Paid For Acquisition                                                          (29,000)
                                                                -----------    -----------    -----------
Net Cash Flows From Investing Activities                           (310,645)       (25,528)      (591,468)

Cash Flows From Financing Activities
   Proceeds From Sale of Common Stock                                               40,000      3,330,090
   Cost of Public Offering                                                                        (27,547)
   Cash Acquired in Connection with Acquisition of Subsidiary                                       3,388
   Capital Contributions                                                                            4,464
                                                                -----------    -----------    -----------
Net Cash Provided By Financing Activities                                           40,000      3,310,395
                                                                -----------    -----------    -----------

Increase (Decrease) in Cash and Cash Equivalents                   (748,026)      (652,112)     1,157,452
Cash and Cash Equivalents, Beginning of Year                      1,905,478      1,225,276              0
                                                                -----------    -----------    -----------
Cash and Cash Equivalents, End of Year                          $ 1,157,452    $   573,164    $ 1,157,452
                                                                ===========    ===========    ===========

Supplemental Information

                                                                                             From Inception
                                                                   Nine            Nine        (JULY 14,
                                                               Months Ended    Months Ended     1983) to
                                                                 September      September     September
                                                                 30, 2000       30, 1999      30, 2000
                                                                -----------    -----------    -----------

Cash Paid For:
   Interest                                                     $         0    $         0    $         0
                                                                ===========    ===========    ===========
   Income Taxes                                                 $         0    $         0    $         0
                                                                ===========    ===========    ===========

Noncash Investing and Financing Activities:
   Common Stock Issued For Services                             $         0    $         0    $   257,000
                                                                ===========    ===========    ===========
   Common Stock Issued to Satisfy Current Liabilities           $         0    $         0    $    20,000
                                                                ===========    ===========    ===========

           ENTHEOS TECHNOLOGIES, INC. (FORMERLY WHATSONLINE.COM, INC.)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


NOTE 1 - PRESENTATION OF INFORMATION FURNISHED

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10QSB and, Item 310 of Regulation S-B, and in the opinion of management, contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2000, the results of operations for the three and nine month periods ended September 30, 2000, and the statement of cash flows for the nine months ended September 30, 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1999 Annual Report on 10-KSB.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the accompanying financial statements and notes thereto incorporated by reference in the Company's 1999 Annual Report on Form 10-KSB.

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

On September 13, 2000, Entheos Technologies Inc. entered into an agreement with EquityAlert.com, Inc. to purchase 100 % of the voting common shares of EquityAlert.com's wholly owned subsidiary, Email Solutions, Inc., a Nevada Corporation, for $283,000. Email Solutions, Inc.'s assets consist primarily of software and computer hardware equipment used in the emailing of the EquityAlert.com's public company and mutual fund news alerts. Subsequent to the purchase of Email Solutions, Inc., Entheos Technologies will provide emailing services for EquityAlert.com. Mr. Harmel S. Rayat, a Director and majority shareholder of Entheos Technologies, Inc. is also a Director and majority shareholder of EquityAlert.com, Inc. The acquisition was accounted for under the purchase method of accounting.

NOTE 2 - PROPERTY AND EQUIPMENT

     Property and Equipment stated at cost consists of the following at Sep 30, 2000:

          Computer Equipment                                  $508,794
          Furniture and Fixtures                                11,614
          Leaseholder Improvement                                3,333
                                                              --------
          Total                                               $523,741
          Less Accumulated Depreciation                         30,384
                                                              --------
          Net Book Value                                      $493,357
                                                              ========

     Depreciation expense charged to operations during 2000 was $13,023.



ITEM 2. Management's discussion and analysis of financial condition and results of operations

When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Actual results, performance or achievements could differ materially from those anticipated in such forward looking statements as a result of numerous factors, including but not limited to the Company's ability to continually expand its subscriber base and opt-in email lists, market its services to potential advertisers, the regulatory environment in which the Company operates, future acceptance of its services and other factors described in the company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10QSB and 8-K filed with the Securities and Exchange Commission.

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

On September 13, 2000, Entheos Technologies Inc. entered into an agreement with EquityAlert.com, Inc. to purchase 100% of the voting common shares of
EquityAlert.com's wholly owned subsidiary, Email Solutions, Inc., a Nevada Corporation. Entheos Technologies plans to develop Email Solutions into a reliable, scalable, high volume outsourced e-mail service.

As businesses rely more on email services to communicate with and market to existing and potential customers, the costs and resources required to implement email communication systems in-house may lead many companies to seek an outsourced solution to their email services needs. By outsourcing their email service functions clients eliminate the need to lease, buy and continually upgrade bandwidth, hardware and software, and recruit and retain systems engineers and skilled personnel to run and monitor their email service systems and campaigns.


Results of Operations

Revenues. The Company has generated zero revenues for the three and nine months ended September 30, 2000, and for the same period in 1999. To date, the Company has not relied on revenues for funding. For the next twelve to twenty four months, the Company expects to generate minimal, if any, revenues due to the early stage of its operations.

General and Administrative Expenses. During the three and nine month periods ended September 30, 2000, the Company incurred $137,228 and $518,386 in general and administrative expenses, respectively, a decrease of 31.3% and 18.6% when compared with the corresponding periods in 1999. These changes in general and administrative expenses reflect a reduction in the ongoing costs of developing the Company's web properties.

Interest Income. Interest income was $31,774 and $77,880 for the three and nine month periods ended September 30, 2000, respectively, versus $8,720 and $29,689 for the corresponding period in 1999. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As of September 30, 2000, the Company's accumulated deficit was $1,978,124, and as a result, there has been no provision for income taxes to date.

Net Loss. For the three and nine months ended September 30, 2000, the Company recorded a net loss of $105,454, or $0.002 per share, and a loss $440,506, or $0.009 per share, respectively, compared to a net loss of $191,130 or $0.004 per share, and a net loss of $607,502, or $0.01 per share, for the same periods in 1999.

Liquidity and Capital Resources

As at September 30, 2000, the Company had a cash balance of $1,157,452, compared to $1,905,478 as at December 31, 1999. The Company has financed its operations primarily through cash on hand during the nine month period ending September 30, 2000.

Net cash used by operating activities was $437,381 for the nine month period ending September 30, 2000, compared to net cash used of $666,584 for the same period in 1999. Net cash used in investing activities primarily represents an investment to acquire Email Solutions Inc., for $283,000. The Company plans to develop Email Solutions into a high volume email service. The Company will use its cash in bank to finance this operation. Currently, the Company does not anticipate a need for additional financing to support this project.

Net cash provided by financing activities was $0 for the nine month period ending September 30, 2000, compared to $40,000 for the same period in 1999.

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


PART II - Other Information

Item 1    Legal Proceedings

None

Item 2    Changes in Securities

None

Item 3    Defaults Upon Senior Securities

None


Item 4    Submission of Matters to a Vote of Security Holders

None

Item 5    Other Information

None

Item 6    Exhibits and Reports on Form 8-K

(a) Exhibits

Financial Data Schedule

(b) Reports on Form 8-K

On September 28, 2000, the Company filed a Form 8-K reporting that, on September 15, 2000, it had entered into an agreement with EquityAlert.com, Inc. pursuant to which it purchased 100% of the voting common shares of EquityAlert.com's wholly owned subsidiary, Email Solutions, Inc., a Nevada Corporation, for $283,000. Email Solutions, Inc.'s assets consist primarily of software and computer hardware equipment used in the emailing of the EquityAlert.com's public company and mutual fund news alerts. Entheos Technologies will provide emailing services for EquityAlert.com.

Mr.  Harmel  S.  Rayat,   a  Director  and  majority   shareholder   of  Entheos
Technologies,   Inc.   is  also  a  Director   and   majority   shareholder   of
EquityAlert.com, Inc.

Signature Page


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            ENTHEOS TECHNOLOGIES, INC
                                            (FORMERLY WHATSONLINE.COM, INC.)



                                            /s/ Kesar S. Dhaliwal
                                            ----------------------------------
                                            Kesar S. Dhaliwal
                                            CEO and President




                                            /s/ Harmel S. Rayat
                                            ----------------------------------
                                            Harmel S. Rayat
                                            Director and Chairman




                                            /s/ Gursh Kundan
                                            ----------------------------------
                                            Gursh Kundan
                                            Director, Secretary & Treasurer



Dated: November 6, 2000