Form 10KSB
period 2000-12-31
ENTHEOS TECHNOLOGIES INC
filed 2001-03-30
CIK 1016708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2000
                        Commission file number 000-30156

                            ENTHEOS TECHNOLOGIES INC.
                            -------------------------
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

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Revenues for last fiscal year were $153,711.00

Aggregate market value of Common Stock, $0.00001 par value, held by non-affiliates of the registrant as of March 8, 2001: $660,496. Number of shares of Common Stock, $0.00001 par value, outstanding as of March 8, 2001:
49,264,808.

DOCUMENTS INCORPORATED BY REFERENCE: Proxy Statement for the 2001 Annual Meeting of Shareholders (to be filed with the Commission within 120 days after the registrant's fiscal year end) is hereby incorporated by reference into Part III of this Form 10-KSB.

                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
PART I
Item  1. Description of Business                                                        3
Item  2. Description of Property                                                        8
Item  3. Legal Proceedings                                                              8
Item  4. Submissions of Matters to a Vote of Security Holders                           8

PART II

Item  5. Market for the Registrants' Common Equity and Related Stock-
         holder Matters                                                                 8
Item  6. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                          9
Item  7. Financial Statements                                                           11
Item  8. Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure                                                           26

PART III

Item  9. Directors and Executive Officers of the Registrant                             26
Item 10. Executive Compensation                                                         26
Item 11. Security Ownership of Certain Beneficial Owners and Management                 26
Item 12. Certain Relationships and Related Transactions                                 26

PART IV

Item 13. Exhibits and Reports on Form 8-K                                               26


PART I

ITEM 1.     DESCRIPTION OF BUSINESS

This Annual Report on Form 10-K and the documents incorporated by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our business and industry, management's beliefs, and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks" and "estimates" and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those noted in the documents incorporated by reference. Entheos Technologies undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in this and other reports or documents filed by Entheos from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

                                   THE COMPANY

Entheos Technologies Inc. ("Entheos" or the "Company"), through its wholly owned subsidiary, Email Solutions, Inc., operates as an application service provider developing reliable, scalable, real time, high volume outsourced email services. The Company also operates a media streaming portal website (www.whatsonline.com) and a website focused on the home improvement market (www.callapro.com). On March 21, 2001, Entheos announced its plans to sell both of its online properties due to low traffic and lack of meaningful revenues from the sites.

The Company was incorporated under the laws of the State of Utah on July 14, 1983, under the name of Far West Gold, Inc. On May 9, 1996, the stockholders authorized a name change to Far West Resources, Inc. On June 30, 1997, the stockholders authorized a name change to American Alliance Corporation and authorized a change in the state of domicile from Utah to Nevada. In January, 1999, the company entered into the field of targeted Internet streaming with the launch of www.eviewonline.com, which was subsequently merged with www.whatsonline.com. On May 20, 1999, the Company changed its name to WhatsOnline.com, Inc.

At the Annual Meeting of Shareholders held on June 30, 2000, the shareholders of the Company approved a proposal to permit the Company's Board of Directors, in its discretion, to change the Company's name from WhatsOnline.com, Inc. to Entheos Technologies, Inc. and approved a forward two to one stock split of the Company's authorized, and issued and outstanding shares of common stock.

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

On March 21, 2001, the Company announced its plans to sell www.whatsonline.com due low traffic volume and a lack of meaningful revenues. This sale has not been completed.

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

On March 21, 2001, the Company announced its plans to sell www.callapro.com due low traffic volume and a lack of meaningful revenues. This sale has not been completed.

Email Solutions Inc.
--------------------

Through its wholly owned subsidiary, Email Solutions, Inc., Entheos Technologies is evolving as an Application Service Provider ("ASP") developing reliable, scalable, real time, high volume outsourced email services. An ASP is a third-party service firm, which deploys, manages, and remotely hosts a pre-packaged software application through centrally located servers. As businesses rely more on email services to communicate with and market to existing and potential customers, the costs and resources required to implement email communication systems in-house may lead many companies to seek an outsourced solution to their email services needs. By outsourcing their email service functions clients eliminate the need to lease, buy and continually upgrade bandwidth, hardware and software, and recruit and retain systems engineers and skilled personnel to run and monitor their email service systems and campaigns. Currently, the Company has engineered and is now developing an application capable of delivering over 1,000,000 customized (mail-merged) messages per hour, with a technology backbone capable of handling upwards of 20,000,000 emails per day.

Employees
---------

At December 31, 2000, the Company employed 10 full time and 1 part-time person. To the best of the Company's knowledge, none of the Company's officers or directors is bound by restrictive covenants from prior employers. None of the Company's employees are represented by labor unions or other collective bargaining groups. The Company considers its relationship with its employees to be excellent.

Risk Factors of the Business
----------------------------

Lack of Operating History: Our business is subject to the risks inherent in the establishment of a new business. Specifically, in formulating our business plan, we have relied on the judgment of our officers, directors and consultants but have not conducted any formal independent market studies concerning the demand for our services.

We have had limited revenues since inception. In 2000, we had revenues of $153,711. We have not been profitable, experiencing an accumulated loss of $2,224,995 through 2000. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

Intense Competition: The market for our services is intensely competitive, constantly evolving and subject to rapid technological change. We expect the intensity of competition to increase in the future. Increased competition may result in price reductions, changes in our pricing model, reduced gross margins and loss of market share, any one of which could materially damage our business. In addition, technological barriers to entry are relatively low. As a result, current and new competitors could launch Web sites offering content, products and services similar to ours at a relatively low cost. Many of our competitors have more resources and broader and deeper customer access than we do. In addition, many of these competitors have or can readily obtain extensive knowledge of our industry. Our competitors may be able to respond more quickly than we can to new technologies or changes in Internet user preferences and devote greater resources than we can to the development, promotion and sale of their services. We may not be able to maintain our competitive position against current and future competitors, especially those with significantly greater resources.

Dependence On Key Personnel: We depend on the continued service of our key technical, sales and senior management personnel. In particular, the loss of the services of Mr. Kesar S. Dhaliwal, our President and Chief Executive Officer, or other senior management personnel, individually or as a group, could cause us to incur increased operating expenses and divert other senior management time in searching for their replacements. We do not have employment agreements with any employee, nor do we maintain any key person life insurance policies for any of our key employees. The loss of any of our key technical, sales or senior management personnel could harm our business. In addition, we must attract, retain and motivate highly skilled employees. We face significant competition for individuals with the skills required to develop, market and support our services. We may not be able to recruit and retain sufficient numbers of highly skilled employees, and as a result our business could suffer.

Dependence on One Customer: In 2000, 100% of our total ASP revenues were generated from services provided to EquityAlert.com. The Company and EquityAlert.com have a common Director and majority shareholder. Our business, results of operations and financial condition could be materially adversely affected by the loss of this one customer, and such a loss could be concentrated in a single quarter. Further, if we do not continue to attract other customers, our business, results of operations and financial condition could be materially adversely affected.

Capacity Restraints: The satisfactory performance, reliability and availability of our Web sites, processing systems, network infrastructure and email services are critical to our reputation and our ability to attract and retain customers. If our volume of email traffic increases, we will need to expand and upgrade our technology and network infrastructure. We may not be able to accurately project the rate or timing of these increases, if any, in the use of our services or to expand or upgrade our systems and infrastructure in a timely manner to accommodate these increases.

We use internally developed software and systems for operating our email services. If we add new features and functionality to our services, we could be required to develop or license additional technologies. Our inability to add additional software and hardware or upgrade our technology or network infrastructure could cause unanticipated system disruptions, slower response times, impaired quality of the users' experience, delays in accounts receivable collection or losses of recorded financial information. Our failure to provide new features or functionality also could result in these consequences. We may be unable to effectively upgrade and/or expand our systems in a timely manner or to integrate smoothly any newly developed or purchased technologies with our existing systems. These difficulties could harm or limit our ability to expand our business.

Inability to Obtain Funding: We may not be able to obtain additional funding when needed, which could limit future expansion and marketing opportunities and result in lower than anticipated revenues. We may require additional financing to further develop our business and to pursue other business opportunities. If the market price of the common stock declines, some potential financiers may either refuse to offer us any financing or will offer financing at unacceptable rates or unfavorable terms. If we are unable to obtain financing on favorable terms, or at all, this unavailability could prevent us from expanding our business, which could materially impact our future potential revenues.

Adverse Effect of Shares Eligible for Future Sale: Future sales of large amounts of common stock could adversely effect the market price of our common stock and our ability to raise capital.

Future sales of our common stock by existing stockholders pursuant to Rule 144 under the Securities Act of 1933, or following the exercise of outstanding options and warrants, could adversely affect the market price of our common stock. Substantially all of the outstanding shares of our common stock are freely tradable, without restriction or registration under the Securities Act, other than the sales volume restrictions of Rule 144 applicable to shares held beneficially by persons who may be deemed to be affiliates. Our directors and executive officers and their family members are not under lockup letters or other forms of restriction on the sale of their common stock. The issuance of any or all of these additional shares upon exercise of options or warrants will dilute the voting power of our current stockholders on corporate matters and, as a result, may cause the market price of our common stock to decrease. Further, sales of a large number of shares of common stock in the public market could adversely affect the market price of the common stock and could materially impair our future ability to generate funds through sales of common stock or other equity securities.

Dependence on Third Parties: We are highly dependent on third parties for the provision of bandwidth and other services. If these third parties are not able to fulfill their responsibilities to us on schedule or if the technology developed by them for our use does not function as anticipated, our business may suffer materially.

Our Properties May Not be Saleable: Due to the rapid deterioration of market valuations for many Internet based ventures, our planned sale of WhatsOline.com and CallAPro.com may not generate enough to recoup our development costs. Further, it is possible that the current valuation for our online properties maybe so low that we may suffer significant financial write-downs to account for their eventual sale.

Potential Fluctuations in Quarterly Results: Significant variations in our quarterly operating results may adversely affect the market price of our common stock. Our operating results have varied on a quarterly basis during our limited operating history, and we expect to experience significant fluctuations in future quarterly operating results. These fluctuations have been and may in the future be caused by numerous factors, many of which are outside of our control. We believe that period-to-period comparisons of our results of operations will not necessarily be meaningful and that you should not rely upon them as an indication of future performance. Also, it is likely that our operating results could be below the expectations of public market analysts and investors. This could adversely affect the market price of our common stock.

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

ITEM 2:  PROPERTIES

The Company's office is located at 15 Wertheim Court,  Suite 311, Richmond Hill,
Ontario,   L4B  3H7.  This  office  is  2180  square  feet  and  is  leased  for approximately $4,100 Canadian per month, until February 2, 2003.

ITEM 3: LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders in the fourth quarter of 2000.

PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     (a)  Market Information

     The Company's Common Stock is listed on the Over the counter Bulletin Board market under the symbol "ETNI". The following table sets forth the high and low closing prices for the periods indicated:

                                                                       High                      Low
                                                                       ----                      ---
First Quarter 1999                                                     $  5.13                   $  2.00
Second Quarter 1999                                                    $  4.94                   $  1.13
Third Quarter 1999                                                     $  2.00                   $  1.25
Fourth Quarter 1999                                                    $  0.81                   $  0.50
First Quarter 2000                                                     $  n/a                    $  n/a
Second Quarter 2000                                                    $  n/a                    $  n/a
Third Quarter 2000                                                     $  n/a                    $  n/a
Fourth Quarter 2000                                                    $  0.38                   $  0.09


     From the first quarter of 2000 to the third quarter of 2000, shares of the Company were quoted on the Pink Sheet market.

     (b)  Holders

     As at March 21, 2001, there were approximately 312 registered stockholders of record of the Company's Common Stock.

     (c)  Dividend Policy

     The Company has never paid a dividend and does not anticipate paying any dividends in the foreseeable future. It is the present policy of the Board of Directors to retain the Company's earnings, if any, for the development of the Company's business.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 7 of this Form 10-KSB. Except for the historical information contained herein, the discussion in this Annual Report on Form 10-KSB contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in "Risk Factors of the Business", as well as discussed elsewhere herein.

                                    OVERVIEW

Entheos Technologies Inc. ("Entheos" or the "Company"), through its wholly owned subsidiary, Email Solutions, Inc., operates as an ASP developing reliable, scalable, real time, high volume outsourced email services. The Company also operates a media streaming portal website (www.whatsonline.com) and a website focused on the home improvement market (www.callapro.com). On March 21, 2001, announced its plans to sell both of its online properties due to low traffic to and lack of meaningful revenues from the sites.

                             RESULTS OF OPERATIONS

Revenues. The Company generated revenues of $153,711 for the year ended December 31, 2000, versus $0 for the year ended December 31, 1999.

General and Administrative Expenses. During 2000, the Company incurred $967,594 in general and administrative expenses, an increase of 45.8% over 1999 expenses of $663,820. The increase is primarily attributable to additional costs related to the development and marketing of its websites, as well as the development of its ASP emailing infrastructure.

Interest Income. Interest income was $86,604 and $38,331 for the years ended December 31, 2000, and 1999, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As of December 31, 2000, the Company's accumulated deficit was $2,224,995 and as a result, there has been no provision for income taxes to date.

Net Loss. For the year ended December 31, 2000, the Company recorded a net loss of $771,547, or 0.02 per share, versus a net loss of $625,489, or $0.01 per share, for the same twelve month period ending December 31, 1999.

                        LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had a cash balance of $938,147, compared to a cash balance of $1,905,478 at December 31, 1999.

During 2000, net cash flows used in operating activities was $656,524, versus net cash flows used in operating activities of $606,622 in 1999, primarily due to general and administrative expenses incurred, such as salaries, and additional costs related to the development and marketing of its websites, as well as the development of its ASP emailing infrastructure. During 2000, net cash flows used in investing activities was $310,807 primarily due to the purchase of Email Solutions, Inc., whose assets consisted primarily of computer software and computer hardware equipment. We also purchased an additional $27,807 in fixed assets to further support our internal staffing needs. During 1999, net cash flows used in investing activities was $253,176 primarily due fixed asset purchases.

During 1999, net cash flows provided by financing activities was $1,540,000 from the sale of common stock.

Due to the "start up" nature of the Company's businesses, the Company expects to incur losses as it expands. The Company expects to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. See "Risk Factors of the Business" for additional details.

ITEM 7: FINANCIAL STATEMENTS


                                    CONTENTS
Independent Auditors' Report                                                              12
Consolidated Balance Sheets at December 31, 2000 and 1999                                 13
Consolidated Statements of Operations For the Years Ended December 31, 2000 and 1999      14
Consolidated Statements of Stockholders' Equity For The Years Ended
December 31, 2000 and 1999                                                                15
Consolidated Statements of Cash Flows For The Years Ended December 31, 2000 and 1999      16
Notes to the Financial Statements                                                         17-25


All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Entheos Technologies, Inc.
Richmond, Ontario L4B 3H7

We have audited the accompanying consolidated balance sheets of Entheos Technologies Inc. (the Company), as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2000 and 1999, and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Clancy and Co.
------------------
Clancy  and Co., P.L.L.C.
Phoenix, Arizona

March 8, 2001

                           ENTHEOS TECHNOLOGIES, INC.
                        (formerly Whatsonline.com, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999



ASSETS                                                                       2000                1999
------                                                                       ----                ----
Current Assets
   Cash                                                                      $          938,147  $       1,905,478
   Accounts Receivable                                                                  153,711                  0
Total Current Assets                                                                  1,091,858          1,905,478

Property and Equipment, Net (Note 3)                                                    305,862            195,735

Other Assets
   Intangible Assets, net of amortization of $11,250 and $1,250                          38,750             48,750
   Organization Costs                                                                         0                649
   Security Deposit                                                                           0                673
Total Other Assets                                                                       38,750             50,072

Total  Assets                                                                $       1,436,470   $       2,151,285

LIABILITIES AND  STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                                                          $          105,049  $          20,726

Stockholders' Equity
   Preferred Stock: $0.0001 Par Value; Authorized Shares,
10,000,000, Issued and Outstanding, None                                                   None               None
   Common Stock: $0.00001 Par Value; Authorized Shares,
200,000,000; Issued and Outstanding, 49,264,808                                             492                492
   Additional Paid In Capital                                                         3,555,924          3,583,515
   Accumulated Deficit                                                               (2,224,995)        (1,453,448)
Total Stockholders' Equity                                                            1,331,421          2,130,559

Total Liabilities and Stockholders' Equity                                   $       1,436,470   $       2,151,285



   The accompanying notes are an integral part of these financial statements.
                                       13

                           ENTHEOS TECHNOLOGIES, INC.
                        (formerly Whatsonline.com, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


Year Ended December 31:                                                          2000              1999
-----------------------                                                          ----              ----
Revenues                                                                         $      153,711    $            0
Costs of Revenues                                                                        44,268                 0
Gross Margin                                                                            109,443                 0
Expenses
   General and Administrative                                                           967,594           663,820
Operating Loss                                                                         (858,151)         (663,820)
Other Income (Expense)
   Interest Income                                                                       86,604            38,331
Net Loss Available to Common Stockholders                                        $     (771,547)   $     (625,489)
Basic and Diluted Loss Per Common Share                                          $        (0.02)   $        (0.01)
Basic and Diluted Weighted Average Common Shares Outstanding                         49,264,808        46,479,808



   The accompanying notes are an integral part of these financial statements.

                           ENTHEOS TECHNOLOGIES, INC.
                        (formerly Whatsonline.com, Inc.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                                                 Accumulated
                                                                                        Additional              Other
                                                 Preferred  Stock    Common     Stock   Paid In     Accumulated Comprehensive
                                                 Shares     Amount   Shares     Amount  Capital     Deficit     Income   Total
                                                 ------     ------   ------     ------  -------     -------     ------   -----
Balance, December 31, 1998                       0          0        46,104,808 $  461  $ 2,043,546 $  (827,959)         $1,216,048
Exercise of Stock Options at $0.50 Per Share                            160,000      1       39,999                         40,000
Common Stock Issued For Cash at $0.50 Per Share                       3,000,000     30    1,499,970                      1,500,000
Translation Adjustments                                                                                          84,170      84,170
Loss, Year Ended December 31, 1999                                                                     (709,659)           (709,659)
Balance, December 31, 1999,
as previously reported                           0          0        49,264,808    492    3,583,515  (1,537,618) 84,170   2,130,559
Accumulated Other Comprehensive Income (Note 9)                                                          84,170 (84,170)          0
Balance, December 31, 1999, as restated          0          0        49,264,808    492    3,583,515  (1,453,448)      0   2,130,559
Purchase of Subsidiary (Note 4 )                                                            (27,591)                       (27,591)
Loss, Year Ended December 31, 2000                                                                     (771,547)           (771,547)
Balance, December 31, 2000                       0          0        49,264,808 $  492  $ 3,555,924 $(2,224,995) $    0  $1,331,421




   The accompanying notes are an integral part of these financial statements.

                           ENTHEOS TECHNOLOGIES, INC.
                        (formerly Whatsonline.com, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


Year Ended December 31,                                                          2000                1999
-----------------------                                                          ----                ----
Cash Flows From Operating Activities
   Net Loss                                                                      $        (771,547)  $        (625,489)
   Adjustments to Reconcile Net Loss to Net Cash Flows Used In
Operating Activities
   Depreciation                                                                            183,088              16,628
   Changes in Assets and Liabilities
      (Increase) Decrease in Accounts Receivables                                         (153,711)                  0
      (Increase) Decrease in Other Assets                                                    1,322                (673)
       Increase (Decrease) in Accounts Payable                                              84,324               2,912
   Total Adjustments                                                                       115,023              18,867
Net Cash Flows Used In Operating Activities                                               (656,524)           (606,622)

Cash Flows From Investing Activities
   Purchase of Property and Equipment                                                      (27,807)           (203,176)
   Investment in Subsidiary                                                               (283,000)                  0
   Purchase of Domain Name                                                                       0             (50,000)
Net Cash Flows Used in Investing Activities                                               (310,807)           (253,176)

Cash Flows From Financing Activities
   Proceeds From Sale of Common Stock                                                            0           1,540,000
Net Cash Flows Provided By Financing Activities                                                  0           1,540,000

Increase in Cash and Cash Equivalents                                                     (967,331)            680,202
Cash and Cash Equivalents, Beginning of Year                                             1,905,478           1,225,276
Cash and Cash Equivalents, End of Year                                           $         938,147   $       1,905,478

Supplemental Information
   Cash Paid For:
      Interest                                                                   $               0   $               0
      Income Taxes                                                               $               0   $               0




   The accompanying notes are an integral part of these financial statements.

                           ENTHEOS TECHNOLOGIES, INC.
                        (formerly Whatsonline.com, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1 - ORGANIZATION

     Entheos Technologies, Inc. (formerly Whatsonline.com, Inc.) (the Company) is a Nevada corporation with an authorized capital of 200,000,000 shares of $0.00001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock.

     On July 29, 1999, the Company filed articles of incorporation in the province of Ontario to form a wholly owned subsidiary, Whatsonline.com Corp. On October 5, 2000, the Company filed amended articles of incorporation to change the name to Entheos Technologies Corp.

     On January 28, 2000, the Company filed articles of incorporation in the State of Nevada to form a wholly owed subsidiary, Callapro.com, Inc. The authorized capital is 100,000,000 shares of $0.00001 par value common stock and 5,000,000 shares of $0.0001 par value preferred stock.

     On August 3, 2000, the Company filed amended articles of incorporation in the State of Nevada to change its name to Entheos Technologies, Inc. and to increase the authorized capital of the Company by 100,000,000 shares of $0.00001 common stock and 5,000,000 of $0.0001 par value preferred stock.

     On September 15, 2000, the Company purchased 100% of the voting common stock of Email Solutions, Inc., a Nevada corporation, for $283,000. Assets acquired consisted primarily of software and computer hardware equipment used in the emailing of news alerts. See Note 4.

     The Company is an Application Service Provider (ASP) developing a reliable, scalable, real time, high volume outsourced email service.

     The Company was formed on July 14, 1983, and was in the development stage through October 2000. The year 2000 is the first year during which it is considered an operating company.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

     Basis of Financial Statement
     ----------------------------

     Presentation The Company's financial statements are prepared using the accrual method of accounting.

     Cash and Cash Equivalents
     -------------------------

     The Company considers all highly liquid instruments with a maturity of three months or less when acquired to be cash and cash equivalents.

     Concentration of Credit Risk
     ----------------------------

     The Company maintains U.S. dollar cash balances in Canadian banks that are not insured. All of the Company's revenues were derived from one customer, Equityalert.com, Inc. The director and majority shareholder of Equityalert.com is also the director and majority shareholder of Entheos Technologies, Inc.

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions have eliminated in consolidation.

     Business Combinations
     ---------------------

     The Company recorded the purchase of its subsidiary, Email Solutions, Inc., at net book value in a manner similar to a pooling of interests because the purchase occurred between entities under common control. The excess of the cost of the acquired company over the net assets acquired at their book values were charged to additional paid in capital.

     Fixed Assets and Depreciation
     -----------------------------

     Fixed assets are stated at cost and are depreciated under the straight line method over the estimated useful life of the assets for financial statement purposes, and on accelerated methods for tax purposes. Repairs and maintenance are charged to operations as incurred.

     Intangible Assets
     -----------------

     Intangible  assets  represent  the Company name and are recorded at cost in accordance with Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets." The Company amortizes the intangible assets using the straight-line method over its estimated useful life. Continually, the Company evaluates whether the estimated useful life used to amortize the intangible asset is appropriate due to changing facts and circumstances resulting in increases or decreases in the asset's estimated useful life, and records the change prospectively. Currently, the Company is amortizing the asset over five years. Amortization expense charged to operations during 2000 and 1999 was $10,000 and $1,250, respectively.

     Revenues and Accounts Receivables
     ---------------------------------

     Revenues are derived from providing emailing services and are recognized when the services are performed. Accounts receivable at December 31, 2000, represent one customer.

     Advertising Costs
     -----------------

     Advertising costs are expensed as incurred. Total advertising costs charged to operations for the years ended December 31, 2000 and 1999 were $11,334 and $16,507, respectively.

                           ENTHEOS TECHNOLOGIES, INC.
                        (formerly Whatsonline.com, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

     Income Taxes
     ------------

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Per Share of Common Stock Basic
     -------------------------------

     earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, "Earnings Per Share." Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. Convertible securities that could potentially dilute basic earnings per share in the future are not included in the computation of diluted earnings per share because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

     Stock-Based Compensation
     ------------------------

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

     SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to continue its current method of accounting as described above, and has adopted the disclosure-only requirements of SFAS No. 123.

                           ENTHEOS TECHNOLOGIES, INC.
                        (formerly Whatsonline.com, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Use of Estimates
     ----------------

     In conformity with generally accepted accounting principles, the preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results could differ significantly from those estimates.

     Capital Structure
     -----------------

     The Company discloses its capital structure in accordance with SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure.

     Foreign Currency Translation
     ----------------------------

     The Company maintains both U.S. Dollar and a Canadian Dollar bank account at a financial institution in Canada. Transactions gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, which is the U.S. Dollar, are included in the results of operations as incurred. Revenues and expenses are translated at average exchange rates in effect during each period.

     Business Segment Information
     ----------------------------

     The Company operates in one industry segment, that being providing high volume outsourced email services.

     Start-up Costs
     --------------

     The Company accounts for start-up costs in accordance with Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 provides guidance on the financial reporting of start-up and organization costs and requires such costs to be expensed as incurred. During 2000, the Company charged off $649 of organization costs. The transaction did not have a material effect on the financial statements.

     Accounting for Derivative Instruments and Hedging Activities
     ------------------------------------------------------------

     In June 1998, the Financial Accounting Standard Board (FASB) issued SFAS No. 133. "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 to defer the effective date of SFAS No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The implementation of SFAS No. 137 had no effect on the Company's financial statements.

     Recent Accounting Pronouncements
     --------------------------------

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition In Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2000. The Company implemented SAB 101 effective January 1, 2000.

     Presentation
     ------------

     Certain prior year amounts have been reclassified to conform to fiscal 1999 presentation. Consequently, net loss for the year ended December 31, 1999, decreased by approximately $84,000, representing amounts inadvertently charged to accumulated other comprehensive income. The changes had no impact on previously reported total stockholders' equity.

     Pending Accounting Pronouncements
     ---------------------------------

     It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

NOTE 3 - PROPERTY AND EQUIPMENT

     Property and Equipment consists of the following at December 31:

                                                     2000              1999
                                                     ----              ----
Computer Equipment                                   $  413,808        $   202,652
Computer Software                                        70,890                  0
Furniture and Fixtures                                    11,614            10,445
Total                                                    496,312           213,097
Less Accumulated Depreciation                            190,450            17,362
Net Book Value                                       $   305,862       $   195,735


     Depreciation expense charged to operations during 2000 and 1999 was $173,088 and $15,378, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

     On September 15, 2000, the Company purchased 100% of the voting common stock of Email Solutions, Inc., a Nevada corporation, from Equityalert.com, Inc., for $283,000. Email Solutions, Inc.'s assets consist primarily of software and computer hardware equipment used in the emailing of the public company and mutual fund news alerts. Entheos provides emailing services for Equityalert.com. The director and majority shareholder of Equityalert.com is also the director and majority shareholder of Entheos Technologies, Inc. The Company recorded the purchase at net book value in a manner similar to a pooling of interests because the purchase occurred between entities under common control. The excess of the cost of the acquired company over the net assets acquired at their book values were charged to additional paid in capital, which was $27,591.

     During 2000 and 1999, the Company charged $100,000 and $200,000, respectively, to operations for management and consulting fees incurred for services rendered by the Chairman and principle stockholder. Included in accounts payable at December 31, 2000, is a payable of $88,000 for these fees.

NOTE 5 - INCOME TAXES

     There is no current or deferred tax expense for any of the periods indicated, due to the Company's loss position. The benefits of timing differences have not been previously recorded. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect, utilizing a 35% income tax rate, of temporary differences comprising the deferred tax assets and deferred tax liabilities is a result of the following at December 31:

                                                       2000                       1999
                                                       ----                       ----
Deferred Tax Asset
Net Operating Loss Carryforwards                       $   778,748                $   508,707
Deferred Tax Liabilities
Nondeductible Expenses                                     (15,377)                   (18,090)
Net Deferred Tax Asset                                     763,371                    490,617
Valuation Allowance                                       (763,371)                  (490,617)
Net Deferred Tax Asset                                 $         0                $         0


     A reconciliation between the statutory federal income tax rate (34%) and the effective income rate of income tax expenses for the year ended December 31, 2000 and 1999 is as follows:


Statutory Federal Income Tax Rate                        (34.0)%           (34.0)%
Valuation Allowance                                       34.0 %            34.0 %
Effective Income Tax Rate                                  0.0 %             0.0 %


     The Company has available net operating loss carryforwards of approximately $2,200,000 for tax purposes to offset future taxable income which begin to expire principally in the year 2018.

NOTE 6 - STOCK OPTIONS

     The Company has two stock option plans that provide for the granting of stock options to officers and key employees. The objectives of these plans include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing employees the opportunity to acquire common stock. Options outstanding under the Company's two stock option plans have been granted at prices which are either equal to or above the market value of the stock on the date of grant, and expire ten years from the date of grant.

     The status of the Company's stock option plans are summarized below as of December 31:

                                                             Number of                     Option
                                                             Shares                         Price
                                                             ------                         -----
Granted Under the 1997 Stock Option Plan                     2,500,000                      $  1.00
Granted Under the 1998 Stock Option Plan                     2,400,000                         1.00
Options Outstanding at December 31, 1998                     4,900,000                         1.00
Exercised Under the 1997 Stock Option Plan                     (80,000)                        1.00
Options Outstanding at December 31, 1999 and 2000            4,820,000                      $  1.00


     The weighted average exercise price of the options outstanding and exercisable at December 31, 2000 is $1.00 and the weighted average remaining contractual life in years is 7.8. The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to

     Employees," under which no compensation cost for stock options is recognized for stock options awards granted at or above fair market value. Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net loss and pro forma net loss per share would have been reflected as follows at December 31:


Net Loss                           2000                  1999
--------                           ----                  ----
As reported                        $    (771,547)        $     (625,489)
Pro forma                          $  (3,025,289)        $   (2,879,231)
Net Loss Per Share
As reported                        $         Nil         $        (0.01)
Pro forma                          $       (0.06)        $        (0.06)


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumption used for those options granted in 1998 and 1997, respectively: dividend yield of 0%, expected volatility of 76% and 173%, risk-free interest rate of 5%, and an expected lives of 10 years.

NOTE 7 - WARRANTS

     As of the date of issuance of these financial statements, the Company has outstanding 900,000 warrants to purchase common stock at $1.00 per share, expiring on December 9, 2001, and 3,000,000 warrants to purchase common stock at $1.00 per share until November 23, 2004. The warrants were not valued because the exercise price equaled or exceeded the exercise price on the grant date.

NOTE 8 - COMMITMENTS

     The Company leases office space and equipment under various noncancelable operating agreements which expire principally in December 2001, and also include certain renewal options. Rent expense charged to operations for 2000 and 1999 was $45,246 and $29,000, respectively. Future minimum rental commitments are as follows: 2001 $ 60,386.

NOTE 9 - CORRECTION OF AN ERROR

     The financial statements for the year ended December 31, 1999, inadvertently contained accumulated other comprehensive income representing translation adjustments of $84,170 which should have been shown in the financial statements as transaction gains. As a result, net loss for the year ended December 31, 1999, decreased by this amount. Loss per share of common stock did not change significantly and there was no related tax effect due to the Company's loss position. The correction had no impact on previously reported total stockholders' equity.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Clancy and Co., P.L.L.C. are the Company's independent public accountants since inception. There have no disagreements with Clancy and Co., P.L.L.C.

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item with respect to directors and Section 16 compliance is included in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders ("Proxy Statement") and is hereby incorporated by reference.

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

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of March, 2001.

                           ENTHEOS TECHNOLOGIES, INC.
                           --------------------------
                        (formerly WhatsOnline.com, Inc.)




                                                              /s/ Kesar Dhaliwal
                                                              ------------------
                                                           By: Kesar S. Dhaliwal
                                                               President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.



Signature                      Title                           Date

/s/ Harmel S. Rayat            Director and Chairman           March 26, 2001
-------------------            ---------------------           --------------
Harmel S. Rayat


/s/ Gursh S. Kundan            Director, Secretary/Treasurer   April 12, 2000
-------------------            -----------------------------   --------------
Gursh S. Kundan