Form 10QSB
period 2001-03-31
ENTHEOS TECHNOLOGIES INC
filed 2001-05-15
CIK 1016708

1


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
  ---------

               SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended March 31, 2001

    ____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____ to _______

Commission file number:  000-30156

                           ENTHEOS TECHNOLOGIES, INC.
                           --------------------------
        (exact name of small business issuer as specified in its charter)


NEVADA                                                  98-0170247
-------------                                           ----------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

Suite 311 - 15 Wertheim, Richmond, Ontario          L4B 3H7
------------------------------------------          -------
(Address of principal executive offices)

Registrant's telephone number, including area code:          (905) 709-8240


Check whether the issuer: (1) has filed all reports required by Section 13 or 15
(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: as of May 11, 2001, there were 49,264,808 shares of the Issuer's Common Stock, $0.00001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [x]

                           ENTHEOS TECHNOLOGIES, INC.

                    FORM 10-QSB, QUARTER ENDED MARCH 31, 2001

INDEX
PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

Consolidated Balance Sheet as of March 31, 2001                                      3

Consolidated Statement of Operations for the Quarter Ended March 31, 2001
and 2000                                                                             4

Consolidated Statement of Cash Flows for the Quarter Ended March 31, 2001            5

Notes to Interim Consolidated Financial Statements                                   7

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


Item 2  Management's Discussion and Analysis                                         8

PART II   OTHER INFORMATION

Item 1 Legal Proceedings                                                             9

Item 2 Changes in Securities                                                         9

Item 3 Defaults Upon Senior Securities                                               9

Item 4 Submission of Matters to a Vote of Security Holders                           9

Item 5 Other Information                                                             9

Item 6 Exhibits and Reports on Form 8-K                                              10

       Signatures                                                                    10


ITEM 1    Financial Statements

                           ENTHEOS TECHNOLOGIES, INC.
                       INTERIM CONSOLIDATED BALANCE SHEET
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                   (Unaudited)

ASSETS                                                                       March 31,2001        Dec.31, 2000
                                                                             -------------        ------------
Current Assets
   Cash                                                                      $    1,003,403           $ 938,147
   Accounts  Receivable                                                                   0             153,711


Total Current Assets                                                         $    1,003,403          $1,091,858

Property and Equipment, Net (Note 2)                                                291,438             305,862

Other Assets
   Goodwill (Note 2)-net of amortization of $13,750 and                              36,250              38,750
$11,250


Total  Assets                                                                $    1,331,091          $1,436,470


LIABILITIES AND  STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                                          $      140,777           $ 105,049


Stockholders' Equity
   Preferred Stock: $0.0001 Par Value; Authorized
Shares,                                5,000,000 shares; Issued and                   None                None
Outstanding, None
   Common Stock: $0.00001 Par Value; Authorized Shares,
200,000,000; Issued and Outstanding, 49,264,808, 49,264,808 at March 31,
2001 and December 31, 2000, respectively
                                                                                        492                 492
   Additional Paid In Capital                                                     3,555,924           3,555,924
   Loss Accumulated During the Development Stage                                 (2,366,102)         (2,224,995)
Total Stockholders' Equity                                                   $    1,190,314         $ 1,331,421


Total Liabilities and Stockholders' Equity                                         $1,331,091        $1,436,470



                           ENTHEOS TECHNOLOGIES, INC.
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (Unaudited)

                                           For The Three Months   For The Three Months
                                           Ended March 31, 2001   Ended March 31, 2000
                                           --------------------   --------------------
Revenues                                   $             64,841   $                  0
Cost of Revenues                                                                     0

                                                         37,757

Gross Profit                               $             27,084   $                  0
Expenses
   General and Administrative                           181,646                200,385

Total Expenses                             $            181,646   $            200,385
Other Income
   Interest Income                                       13,455                 23,847


Net Income (Loss) Available to Common      $           (141,107)  $           (176,538)

Stockholders

Basic Loss Per Common Share                $             (0.003)  $             (0.003)

Basic Weighted Average Common Shares                 49,264,808             49,264,808
Outstanding


                           ENTHEOS TECHNOLOGIES, INC.
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                      Three Months Ended   Three Months Ended
                                                                      March 31, 2001       March 31, 2000
                                                                      --------------       --------------
Cash Flows From Operating Activities
   Net Loss                                                           $        (141,107)   $        (176,538)
   Adjustments to Reconcile Net Loss to Net Cash
Used
   By Operating Activities
   Depreciation                                                                  16,924                4,341
   Changes in Assets and Liabilities
      (Increase) Decrease in Accounts Receivable                                153,711
      (Increase) Decrease in Prepaid Rent                                                            (10,819)
      (Increase) Decrease in Security Deposits                                                        (5,230)
       Increase (Decrease) in Accounts Payable                                   35,728               11,637

   Total Adjustments                                                            206,363                  (71)

Net Cash Used By Operating Activities                                            65,256             (176,609)

Cash Flows From Investing Activities                                                  0                    0

Cash Flows From Financing Activities                                                  0                    0

Increase (Decrease) in Cash and Cash Equivalents                                 65,256             (176,609)
Cash and Cash Equivalents, Beginning of Year                                    938,147            1,905,478

Cash and Cash Equivalents, End of Year                                $       1,003,403    $       1,728,869


                           ENTHEOS TECHNOLOGIES, INC.
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)



Supplemental Information

                                                                    Three Months Ended   Three Months Ended
                                                                    March 31, 2001       March 31, 2000
                                                                    --------------       --------------
Cash Paid For:
      Interest                                                      $              0     $            0

      Income Taxes                                                  $              0     $            0



                           ENTHEOS TECHNOLOGIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 1 - PRESENTATION OF INTERIM INFORMATION

     The accompanying unaudited interim financial statements have been prepared in accordance with Form 10QSB and in the opinion of management of Entheos Technologies, Inc. (the Company), include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2001 and the results of operations for the Three months ended March 31, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2000 Annual Report in Form 10KSB.

     Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 2000 Annual Report in Form 10KSB.


NOTE 2 - PROPERTY AND EQUIPMENT

     Property and Equipment consists of the following at March 31, 2001:

Computer Equipment                                            $ 413,808
Computer Software                                                70,890
Furniture and Fixtures                                           11,614
Total                                                         $ 496,312
Less Accumulated Depreciation                                   204,874
Net Book Value                                                $ 291,438


     Depreciation expense charged to operations during 2001 was $14,424.

     Intangible assets represent the Company name and the Company amortizes the Intangible assets using the straight-line method over its estimated useful life- 5 years. Amortization Expenses charged to operations during 2001 was $2,500.

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

Results of Operations
---------------------

Revenues. The Company generated $64,841 in revenues for the three months ended March 31, 2001, versus $0 for the same period in 2000. To date, the Company has not relied on revenues for funding. Although planned operations have commenced, there has no significant revenues derived therefrom.

General and Administrative Expenses. During the three months ended March 31, 2001, the Company incurred $181,646 in general and administrative expenses, a decrease of 9.3% from first quarter 2000 expenses of $200,385. This decrease in the first quarter is primarily due to lower salary expenses and reflect a reduction in the ongoing costs of developing the Company's web properties.

Interest Income. Interest income was $13,455 and $23,847 for the three month period ended March 31, 2001 and 2000, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As of March 31, 2001, the Company's accumulated deficit was $2,366,102 and as a result, there has been no provision for income taxes to date.

Net Loss. For the three months ended March 31, 2001, the Company recorded net loss of $141,107 or $0.003 per share, compared to a net loss of $176,538, or $0.003 per share, for the same period in 2000.

Liquidity and Capital Resources
-------------------------------

As at March 31, 2001, the Company had a cash balance of $1,003,403, compared to $938,147 as at December 31, 2000. The Company has financed its operations primarily through cash on hand during the three month period ending March 31, 2001.

Net cash used by operating activities was $65,256 for the three month period ending March 31, 2001, compared to net cash used of $176,609 for the same period in 2000. This change was primarily due to a decrease in accounts receivable of $153,711 and an increase in accounts payable of $35,728.

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

None

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


                                                       ENTHEOS TECHNOLOGIES, INC


                                                           /s/ Kesar S. Dhaliwal
                                                           ---------------------
                                                               Kesar S. Dhaliwal
                                                               CEO and President


                                                             /s/ Harmel S. Rayat
                                                               -----------------
                                                                 Harmel S. Rayat
                                                           Director and Chairman



                                                             /s/ Herdev S. Rayat
                                                               -----------------
                                                                 Herdev S. Rayat
                                                 Director, Secretary & Treasurer



Dated: May 10, 2001