Form 10QSB
period 2001-06-30
ENTHEOS TECHNOLOGIES INC
filed 2001-08-15
CIK 1016708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
  ---------   SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended June 30, 2001

    ____      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  --
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____ to _______

Commission file number:  000-30156

                           ENTHEOS TECHNOLOGIES, INC.
                         -------------------------------
        (exact name of small business issuer as specified in its charter)


NEVADA                                                  98-0170247
-------------                                           ----------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

Suite 311 - 15 Wertheim, Richmond, Ontario                     L4B 3H7
---------------------------------------------------          ------------
(Address of principal executive offices)

Registrant's telephone number, including area code:          (905) 709-8240
                                                             --------------

Check whether the issuer: (1) has filed all reports required by Section 13 or 15
(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: as of August 3, 2001, there were 1,970,592 shares of the Issuer's Common Stock, $0.00001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [x]

                           ENTHEOS TECHNOLOGIES, INC.
                    FORM 10-QSB, QUARTER ENDED JUNE 30, 2001

INDEX

PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

Consolidated Balance Sheets as of June 30, 2001.......................................    3

Consolidated Statements of Operations for the Quarter Ended June 30, 2001 and 2000....    4

Consolidated Statements of Cash Flows for the Quarter Ended June 30, 2001.......          5

Notes to Interim Consolidated Financial Statements................................        6

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


Item 2  Management's Discussion and Analysis......................................        8

PART II   OTHER INFORMATION

Item 1 Legal Proceedings.............................................................     9

Item 2 Changes in Securities......................................................        9

Item 3 Defaults Upon Senior Securities.............................................       9

Item 4 Submission of Matters to a Vote of Security Holders........................       10

Item 5 Other Information.........................................................        10

Item 6 Exhibits and Reports on Form 8-K.........................................         10

       Signatures..................................................................      11



ITEM 1    Financial Statements

                           ENTHEOS TECHNOLOGIES, INC.
                       INTERIM CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                                                              (Unaudited)
ASSETS                                                                        June 30,2001        Dec. 31,2000
                                                                              ------------        ------------
Current Assets
   Cash                                                                               $865,049            $938,147
   Accounts Receivable                                                                 141,305             153,711
                                                                          -----------------------------------------
                                                                          -----------------------------------------
Total Current Assets                                                                $1,006,354          $1,091,858

Property and Equipment, Net (Note 2)                                                   277,014             305,862

Other Assets
      Goodwill (Note 2)-net of amortization of $27,500 and $22,500                      33,750              38,750
                                                                          -----------------------------------------
                                                                          -----------------------------------------
Total  Assets                                                                       $1,317,118          $1,436,470
                                                                                   ===========         ===========

LIABILITIES AND  STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                                                  $ 158,435           $ 105,049
                                                                                     ----------          ---------

Stockholders' Equity
   Preferred      Stock:      $0.0001      Par     Value;      Authorized
Shares,           5,000,000          shares;          Issued          and                 None                None
Outstanding, None
   Common    Stock:    $0.00001    Par    Value;    Authorized    Shares,
200,000,000; Issued and Outstanding, 1,970,592                                              20                  20
   Additional Paid In Capital                                                        3,556,396           3,556,396
   Loss Accumulated During the Development Stage                                    (2,397,733)         (2,224,995)
                                                                                    -----------         -----------
Total Stockholders' Equity                                                          $1,158,683         $ 1,331,421
                                                                                    ----------         -----------

Total Liabilities and Stockholders' Equity                                          $1,317,118          $1,436,470
                                                                                    ===========         ==========


                           ENTHEOS TECHNOLOGIES, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000, AND
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                              For The Three    For The Three       For The Six      For The Six
                                              Months Ended     Months Ended        Months Ended     Month Ended
                                              June 30, 2001    June 30, 2000       June 30, 2001    June 30, 2000
                                              -------------    -------------       -------------    -------------
Revenues                                          $  141,304            $     0                 $             $     0
                                                                                          206,145
Cost of Revenues                                      48,821                               86,578

Gross Profit                                          92,483            $     0           119,567             $     0

Expenses
   General and Administrative                        134,103            180,773           315,749             381,158

Other Income
   Interest Income                                     9,989             22,259            23,444              46,106



Net Loss Available to Common Stockholders
                                                  $ (31,631)        $ (158,514)      $  (172,738)         $ (335,052)
                                                  ==========        ===========      ============         ===========

Basic Loss Per Common Share                      $    (0.02)        $    (0.08)      $     (0.09)         $    (0.17)

Basic Weighted Average Common Shares
Outstanding                                       1,970,592           1,970,592         1,970,592           1,970,592
                                                  ==========          =========         =========           =========


                           ENTHEOS TECHNOLOGIES, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                                         Six Months Ended     Six Months Ended
                                                                         June                 June
                                                                         30, 2001             30, 2000
                                                                         --------             --------
Cash Flows From Operating Activities
   Net Loss                                                                $  (172,738) $      (335,052)
   Adjustments to Reconcile Net Loss to Net Cash
Used
   By Operating Activities
   Depreciation                                                                  33,848                8,682
   Changes in Assets and Liabilities
      (Increase) Decrease in Accounts Receivable                                 12,407
      (Increase) Decrease in Prepaid Rent                                                           (10,819)
      (Increase) Decrease in Security Deposits                                                       (5,230)
       Increase (Decrease) in Accounts Payable                                   53,385                9,672
                                                                    -----------------------------------------
   Total Adjustments                                                             99,640                2,305
                                                                    -----------------------------------------
Net Cash Used By Operating Activities                                          (73,098)            (332,747)

Cash Flows From Investing Activities                                                  0                    0
   Purchase of Property and Equipment                                                 0             (17,836)
                                                                    -----------------------------------------
                                                                    -----------------------------------------
Net Cash Flows From Investing Activities                                              0             (17,836)

Cash Flows From Financing Activities                                                  0                    0
                                                                                      -                    -

Increase (Decrease) in Cash and Cash Equivalents                               (73,098)            (350,583)
Cash and Cash Equivalents, Beginning of Year                                    938,147            1,905,478
                                                                    -----------------------------------------
Cash and Cash Equivalents, End of Year                              $           865,049 $        1,554,895
                                                                    =================== ====================

Supplemental Information:
   Cash Paid For:
      Interest                                                         $              0       $            0
                                                                          =============           ==========
      Income Taxes                                                     $              0       $            0
                                                                          =============           ==========



                           ENTHEOS TECHNOLOGIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

NOTE 1 - PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10QSB and in the opinion of management of Entheos Technologies, Inc. (the Company), include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2001 and the results of operations for the six months ended June 30, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2000 Annual Report on Form 10KSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 2000 Annual Report on Form 10KSB.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and Equipment consists of the following at June 30, 2001:

Computer Equipment                                            $ 413,808
Computer Software                                                70,890
Furniture and Fixtures                                           11,614
                                                             ----------
Total                                                         $ 496,312
Less Accumulated Depreciation                                   219,298
                                                             ----------
Net Book Value                                                $ 277,014
                                                              =========

Depreciation expense charged to operations during 2001 was $28,848.

NOTE 3 - EARNINGS PER SHARE

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements. Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share. The computation of basic loss per share is as follows:

                                      3 m/e            6 m/e             3 m/e            6 m/e
                                      6/30/01          6/30/01           6/30/00          6/30/00
                                      -------          -------           -------          -------
Numerator                             $   (31,631)     $ (158,514)       $ (172,738)      $ (335,052)
Denominator                             1,970,592       1,970,592         1,970,592        1,970,592
Basic loss per share                  $     (0.02)     $    (0.08)       $    (0.09)      $    (0.17)


NOTE 4 - SUBSEQUENT EVENTS

A. On July 12, 2001, a majority of the shareholders approved the following at its Annual General Shareholders Meeting:

(1) Twenty-five to one reverse split of the Company's common stock, with no change in par value. All per share and per share information have been adjusted retroactively to reflect the split.

(2) Approval of the Company's 2001 stock option plan with 20,000,000 common shares reserved for issuance thereunder.


NOTE 5 - ACCOUNTING POLICIES

Certain accounts have been reclassified to conform to the current period's presentation. These changes have no effect on previously reported results of operations or total stockholders' equity.

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

RESULTS OF OPERATIONS
---------------------

Revenues. The Company generated $141,304 and $206,145 in revenues for the three and six months ended June 30, 2001, respectively, versus $0 for the same periods in 2000. To date, the Company has not relied on revenues for funding.

Cost of Revenues. The Company incurred $48,821 and $86,578 in cost of revenues for the three and six months ended June 30, 2001, respectively, versus $0 for the same periods in 2000. These cost of revenues were 35% and 42% of revenues for the three and six month periods ended June 30, 2001.

General and Administrative Expenses. During the three and six months ended June 30, 2001, the Company incurred $134,103 and $315,749, respectively, in general and administrative expenses, a decrease of 26% and 17% from the same periods in 2000. These decreases are primarily due to lower salary expenses and reflect a reduction in the ongoing costs of developing and maintaining the Company's operations.

Interest Income. Interest income was $9,989 and $23,444 for the three and six month periods ended June 30, 2001 and 2000, respectively, a decrease of $12,270, or 55%, and $22,662, or 49% from the same periods in 2000. The decrease in interest income is a direct result of the Company maintaining lower cash balances and changes in interest rates. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As of June 30, 2001, the Company's accumulated deficit was $2,397,733 and as a result, there has been no provision for income taxes to date.

Net Loss. For the three and six months ended June 30, 2001, the Company recorded net losses of $31,631 and $172,738, respectively, compared to net losses of $158,514 and $335,052, for the same periods in 2000. During the three and six months ended June 30, 2001, the Company's net losses decreased by $126,883, or 80%, and $162,314, or 48%, when compared to the same periods in 2000. These decreases in net losses are a result of the Company's ongoing efforts to reduce operating expenses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As at June 30, 2001, the Company had a cash balance of $865,049, compared to $938,147 as at December 31, 2000. The Company has financed its operations primarily through cash on hand during the three and six month periods ending June 30, 2001.

Net cash used by operating activities was $73,098 for the six month period ending June30, 2001, compared to net cash used of $332,747 for the same period in 2000. This change was primarily due to a $162,314 decrease in net losses, an increase in depreciation of $25,166, decrease in accounts receivable of $12,407 and an increase in accounts payable of $43,713.

The Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to operate its business profitably in the future, recruit and train qualified management, technical and sales personnel, and the Company's ability to compete against other, better capitalized corporations.

The Company has adequate cash to satisfy its cash requirements over the next twelve months. The Company may raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.

PART II - Other Information

Item 1    Legal Proceedings

None


Item 2    Changes in Securities

On July 12, 2001, the shareholders approved a 25:1 reverse split of the company's outstanding shares of common stock, effective July 31, 2001. The common stock's par value of $0.00001 per share remain the same.

Item 3    Defaults Upon Senior Securities

None

Item 4    Submission of Matters to a Vote of Security Holders

At a shareholder's meeting held on July 12, 2001, a majority of the shareholders approved a 25:1 reverse split of the company's outstanding shares of common stock, to be effective as of July 31, 2001. The common stock's par value of $0.00001 per share will remain the same. The shareholders also approved and adopted the 2001 stock option plan with 20,000,000 shares reserved for issuance.


Item 5    Other Information

None

Item 6    Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

On April 18, 2001, the Company filed an 8-K regarding the resignation of Mr. Gursh Kundan, effective April 10th, 2001, from the Board of Directors of Entheos Technologies, Inc. and as the Company's Secretary and Treasurer. Mr. Kundan resigned from the Board for personal reasons. Replacing Mr. Kundan as a Director, as well as being appointed as the Company's Secretary Treasurer is Mr. Herdev S. Rayat. Since 1994, Mr. Rayat has served as President of Thor West Management Group, a privately held management and consulting services company.

On July 23, 2001, the Company filed an 8-K detailing the shareholder's approval of a 25:1 reverse split of the company's outstanding shares of common stock, to be effective as of July 31, 2001. The common stock's par value of $0.00001 per share will remain the same and the 2001 Stock Option Plan.

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

                                                       ENTHEOS TECHNOLOGIES, INC

                                                           /s/ Kesar S. Dhaliwal
                                                           ---------------------
                                                               Kesar S. Dhaliwal
                                                               CEO and President


                                                             /s/ Harmel S. Rayat
                                                             -------------------
                                                                 Harmel S. Rayat
                                                                        Director


                                                             /s/ Herdev S. Rayat
                                                             -------------------
                                                                 Herdev S. Rayat
                                                 Director, Secretary & Treasurer




Dated: August 6, 2001