Form 10QSB
period 2001-09-30
ENTHEOS TECHNOLOGIES INC
filed 2001-11-14
CIK 1016708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended September 30, 2001

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: as of October 30, 2001, there were 1,970,592 shares of the Issuer's Common Stock, $0.00001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [x]

                           ENTHEOS TECHNOLOGIES, INC.

                  FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2001

INDEX

PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

Consolidated Balance Sheets as of September 30, 2001..............................................    3

Consolidated Statements of Operations for the Quarter Ended September 30, 2001 and 2000...........    4

Consolidated Statements of Cash Flows for the Quarter Ended September 30, 2001....................    5

Notes to Interim Consolidated Financial Statements................................................    6

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


Item 2  Management's Discussion and Analysis.......................................................   7

PART II   OTHER INFORMATION

Item 1 Legal Proceedings...........................................................................   9

Item 2 Changes in Securities.......................................................................   9

Item 3 Defaults Upon Senior Securities.............................................................   9

Item 4 Submission of Matters to a Vote of Security Holders.........................................   9

Item 5 Other Information...........................................................................   9

Item 6 Exhibits and Reports on Form 8-K............................................................   10

       Signatures..................................................................................   10


ITEM 1    Financial Statements

                           ENTHEOS TECHNOLOGIES, INC.
                       INTERIM CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                                                              (Unaudited)
ASSETS                                                                       Sept. 30, 2001       Dec. 31, 2000
                                                                             --------------       -------------
Current Assets
   Cash                                                                               $830,806            $938,147
   Accounts Receivable                                                                 105,134             153,711
   Other Receivable                                                                        100                   0
                                                                          -----------------------------------------
                                                                          -----------------------------------------
Total Current Assets                                                                  $936,040          $1,091,858

Property and Equipment, Net (Note 2)                                                   271,923             305,862

Other Assets
    Due from Officer                                                                    40,000                   0
   Goodwill-net of amortization of $30,000 and $22,500                                  31,250              38,750
                                                                          -----------------------------------------
                                                                          -----------------------------------------
Total  Assets                                                                      $1,279,213          $1,436,470
                                                                                   ===========         ===========

LIABILITIES AND  STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                                                 $ 188,575           $ 105,049
                                                                                    ----------          ---------

Stockholders' Equity
   Preferred Stock:  $0.0001 Par Value; Authorized
Shares, 5,000,000 shares; Issued and                                                      None                None
Outstanding, None
   Common    Stock:    $0.00001    Par    Value;    Authorized    Shares,
200,000,000; Issued and Outstanding, 1,970,592                                              20                  20
   Additional Paid In Capital                                                        3,556,396           3,556,396
   Loss Accumulated During the Development Stage                                   (2,465,778)         (2,224,995)
                                                                                   -----------         -----------
Total Stockholders' Equity                                                           1,090,638           1,331,421
                                                                                     ---------           ---------

Total Liabilities and Stockholders' Equity                                         $1,279,213          $1,436,470
                                                                                   ===========         ==========

                           ENTHEOS TECHNOLOGIES, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000, AND
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                            For The Three     For The Three      For The Nine       For The Nine
                                            Months Ended      Months Ended       Months Ended       Months Ended Sept.
                                            Sept. 30, 2001    Sept. 30, 2000     Sept. 30, 2001     30,2000
                                            --------------    --------------     --------------     -------
Revenues                                    $       105,134   $            0     $      311,279     $         0
Cost of Revenues                                     72,968                             159,546
Gross Profit                                         32,166   $            0            151,733     $         0

Expenses
    General and Administrative                      107,733          137,228            423,482         518,386

Other Income
    Interest Income                                   7,522           31,774             30,966          77,880

Net Loss Available to Common Stockholders   $       (68,045)  $     (105,454)    $     (240,783)    $  (440,506)

Basic Loss Per Common Share                 $        (0.035)  $       (0.054)    $       (0.122)    $     (0.22)

Basic Weighted Average Common Shares
Outstanding                                       1,970,592        1,970,592          1,970,592       1,970,592


                           ENTHEOS TECHNOLOGIES, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                                         Nine Months Ended    Nine Months Ended
                                                                         September            September
                                                                         30, 2001             30, 2000
                                                                         --------             --------
Cash Flows From Operating Activities
   Net Loss                                                              $     (240,783)      $     (440,506)
   Adjustments to Reconcile Net Loss to Net Cash
Used
   By Operating Activities
   Depreciation                                                                  50,772               13,023
   Changes in Assets and Liabilities
      (Increase) Decrease in Accounts Receivable                                 48,577
      (Increase) Decrease in Other Receivable                                      (100)                   0
                                                                                                        (135)
      (Increase) Decrease in Prepaid Rent                                             0              (10,819)
      (Increase) Decrease in Security Deposits                                        0               (4,896)
       Increase (Decrease) in Accounts Payable                                   83,526                5,952
                                                                    -----------------------------------------
   Total Adjustments                                                            182,775                3,125
                                                                    -----------------------------------------
Net Cash Used By Operating Activities                                           (58,008)            (437,381)

Cash Flows From Investing Activities
   Advances to Officers                                                         (40,000)                   0
   Investment in Subsidiary                                                           0             (283,000)
   Purchase of Property and Equipment                                            (9,333)             (27,645)
                                                                    -----------------------------------------
                                                                    -----------------------------------------
Net Cash Flows From Investing Activities                                        (49,333)            (310,645)

Cash Flows From Financing Activities                                                  0                    0
                                                                                      -                    -

Increase (Decrease) in Cash and Cash Equivalents                               (107,341)            (748,026)
Cash and Cash Equivalents, Beginning of Year                                    938,147            1,905,478
                                                                    -----------------------------------------
Cash and Cash Equivalents, End of Year                                   $      830,806       $    1,157,452
                                                                    =================== ====================

Supplemental Information:
   Cash Paid For:
      Interest                                                          $             0       $            0
                                                                          =============           ==========
      Income Taxes                                                      $             0       $            0
                                                                          =============           ==========

                           ENTHEOS TECHNOLOGIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

NOTE 1 - PRESENTATION OF INTERIM INFORMATION

     The accompanying unaudited interim financial statements have been prepared in accordance with Form 10QSB and in the opinion of management of Entheos Technologies, Inc. (the Company), include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2001 and the results of operations for the nine months ended September 30, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2000 Annual Report on Form 10KSB.

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

NOTE 2 - PROPERTY AND EQUIPMENT

     Property and Equipment consists of the following at September 30, 2001:


Computer Equipment                                       $  423,141
Computer Software                                            70,890
Furniture and Fixtures                                       11,614
Total                                                    $  505,645
Less Accumulated Depreciation                               233,722
Net Book Value                                           $  271,923


     Depreciation expense charged to operations during 2001 was $50,722.

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

                                     3 m/e            9 m/e             3 m/e            9 m/e
                                    9/30/01          9/30/01           9/30/00          9/30/00
                                    -------          -------           -------          -------
Numerator                           $   (68,045)     $  (240,783)      $ (105,454)      $ (440,506)
Denominator                           1,970,592        1,970,592        1,970,592        1,970,592
Basic loss per share                $    (0.035)     $    (0.122)      $   (0.054)      $    (0.22)


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

RESULTS OF OPERATIONS

Revenues. The Company generated $105,134 and $311,279 in revenues for the three and nine months ended September 30, 2001, respectively, versus $0 for the same periods in 2000. To date, the Company has not relied on revenues for funding.

Cost of Revenues. The Company incurred $72,968 and $159,546 in cost of revenues for the three and nine months ended September 30, 2001, respectively, versus $0 for the same periods in 2000. These cost of revenues were 69.4% and 51.2% of revenues for the three and nine month periods ended September 30, 2001.

General and Administrative Expenses. During the three and nine months ended September 30, 2001, the Company incurred $107,733 and $423,482, respectively, in general and administrative expenses, a decrease of 21.5% and 18.3% from the same periods in 2000. These decreases are primarily due to lower salary expenses and reflect a reduction in the ongoing costs of developing and maintaining the Company's operations.

Interest Income. Interest income was $7,522 and $30,966, and $31,774 and $77,880 for the three and nine month periods ended September 30, 2001 and 2000, respectively, a decrease of $24,252 or 76.3%, and $46,914 or 60.2% from the same periods in 2000. The decrease in interest income is a direct result of the Company maintaining lower cash balances and changes in interest rates. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As of September 30, 2001, the Company's accumulated deficit was $2,465,778 and as a result, there has been no provision for income taxes to date.

Net Loss. For the three and nine months ended September 30, 2001, the Company recorded net losses of $68,045 and $240,783, respectively, compared to net losses of $105,454 and $440,506, for the same periods in 2000. During the three and nine months ended September 30, 2001, the Company's net losses decreased by $37,409 or 35.5%, and $199,723 or 45.3%, when compared to the same periods in 2000. These decreases in net losses are a result of the Company's ongoing efforts to reduce operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2001, the Company had a cash balance of $830,806, compared to $938,147 as at December 31, 2000. The Company has financed its operations primarily through cash on hand during the three and nine month periods ending September 30, 2001.

Net cash used by operating activities was $58,008 for the nine month period ending September 30, 2001, compared to net cash used of $437,381 for the same period in 2000. This change was primarily due to a decrease in net losses offset by a decrease in accounts receivable and an increase in accounts payable.

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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This statement is not expected to materially affect the financial statements.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement does not have a material affect on the financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. This statement is not expected to have a material affect on the financial statements.

In August 2001, tbe FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. This statement is not expected to have a material affect on the financial statements.

PART II - Other Information

Item 1 Legal Proceedings

     None

Item 2 Changes in Securities

     None

Item 3 Defaults Upon Senior Securities

     None

Item 4 Submission of Matters to a Vote of Security Holders

On July 12, 2001, at the Company's annual general meeting, the shareholders approved the following: (i) ratification of its 2001 independent accountants,
(ii) adoption of the 2001 stock option plan with 20,000,000 common shares reserved for issuance thereunder, and (iii) approval of 25:1 reverse split in common stock, with the par value remaining the same.

Item 5 Other Information

     None

Item 6 Exhibits and Reports on Form 8-K

     (a)  Exhibits

     None

     (b)  Reports on Form 8-K

     On July 23, 2001, the Company filed an 8-K with the Securities and Exchange Commission under Item 5 to report the results of its annual general meeting held on July 12, 2001.


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




Dated:  November 12, 2001