Form 10KSB
period 2001-12-31
ENTHEOS TECHNOLOGIES INC
filed 2002-03-28
CIK 1016708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2001
                        Commission file number 000-30156

                            ENTHEOS TECHNOLOGIES INC.
                  --------------------------------------------
           (Name of small business issuer as specified in its charter)

 NEVADA                                                   98-0170247
 -------------                                         ---------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

15 Wertheim Court, Suite 311,  Richmond Hill, Ontario              L4B 3H7
-----------------------------------------------------            -----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:     (905) 709-8240

Securities registered under Section 12(b) of the Act:       None

Securities registered under Section 12(g) of the Act:

        Common Stock, $.00001 par value, listed on the OTC Bulletin Board
      ---------------------------------------------------------------------

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

Revenues for last fiscal year were $463,288.00

Aggregate market value of Common Stock, $0.00001 par value, held by non-affiliates of the registrant as of March 15th, 2002: $64,960. Number of shares of Common Stock, $0.00001 par value, outstanding as of March 15th , 2002:
1,970,887.

                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

PART I                                                                                  Page
Item  1. Description of Business                                                        3

Item  2. Description of Property                                                        6

Item  3. Legal Proceedings                                                              6

Item  4. Submissions of Matters to a Vote of Security Holders                           6

PART II

Item  5. Market for the Registrants' Common Equity and Related Stock-
         holder Matters                                                                 7

Item  6. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                          7

Item  7. Financial Statements                                                           9

Item  8. Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure                                                           22

PART III

Item  9. Directors and Executive Officers of the Registrant                             22

Item 10. Executive Compensation                                                         22

Item 11. Security Ownership of Certain Beneficial Owners and Management                 22

Item 12. Certain Relationships and Related Transactions                                 22

PART IV

Item 13. Exhibits and Reports on Form 8-K                                               22



PART I

ITEM 1.     DESCRIPTION OF BUSINESS

This Annual Report on Form 10-KSB and the documents incorporated by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our business and industry, management's beliefs, and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks" and "estimates" and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those noted in the documents incorporated by reference. Entheos Technologies undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in this and other reports or documents filed by Entheos from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-QSB and any Current Reports on Form 8-K.

                                   THE COMPANY

Entheos Technologies Inc. ("Entheos" or the "Company"), through its wholly owned subsidiary, Email Solutions, Inc., operates as an application service provider developing reliable, scalable, real time, high volume outsourced email services. The Company also operates a media streaming portal website (www.whatsonline.com) and a website focused on the home improvement market (www.callapro.com). On March 21, 2001, Entheos announced its plans to sell both of its online properties due to low traffic and lack of meaningful revenues from the sites. To date, the Company has not received any offers of interest from prospective purchasers of the Company's online assets.

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

At the Annual Meeting of Shareholders held on June 30, 2000, the shareholders of the Company approved a proposal to permit the Company's Board of Directors, in its discretion, to change the Company's name from WhatsOnline.com, Inc. to Entheos Technologies, Inc. and approved a forward two to one stock split of the Company's authorized, and issued and outstanding shares of common stock. On September 15, 2000, the Company purchased 100% of the voting common stock of Email Solutions, Inc., a Nevada corporation, for $283,000. On July 12, 2001, the Company's shareholders approved a 25:1 reverse split of the Company's common stock, with the par value remaining the same.

Email Solutions Inc.

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

Employees

At December 31, 2001, the Company employed 5 full time and 1 part-time person. To the best of the Company's knowledge, none of the Company's officers or directors is bound by restrictive covenants from prior employers. None of the Company's employees are represented by labor unions or other collective bargaining groups. The Company considers its relationship with its employees to be excellent.

                          Risk Factors of the Business

Lack of Operating History:
--------------------------

Our business is subject to the risks inherent in the establishment of a new business. Specifically, in formulating our business plan, we have relied on the judgment of our officers, directors and consultants but have not conducted any formal independent market studies concerning the demand for our services.

We have had limited revenues since inception. In 2001, we had revenues of $463,288. We have not been profitable, experiencing an accumulated loss of $2,542,960 through 2001. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

Intense Competition:
--------------------

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

Dependence On Key Personnel:
----------------------------

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

Dependence on One Customer:
---------------------------

In 2001, all of our total ASP revenues were generated from services provided to Innotech Corporation. The Company and Innotech Corporation have a common Director and majority shareholder. Our business, results of operations and financial condition could be materially adversely affected by the loss of this one customer, and such a loss could be concentrated in a single quarter. Further, if we do not continue to attract other customers, our business, results of operations and financial condition could be materially adversely affected.

Capacity Restraints:
--------------------

The satisfactory performance, reliability and availability of email services and network infrastructure are critical to our reputation and our ability to attract and retain customers. If our volume of email traffic increases, we will need to expand and upgrade our technology and network infrastructure. We may not be able to accurately project the rate or timing of these increases, if any, in the use of our services or to expand or upgrade our systems and infrastructure in a timely manner to accommodate these increases.

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

Inability to Obtain Funding:
----------------------------

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

Adverse Effect of Shares Eligible for Future Sale:
--------------------------------------------------

Future sales of large amounts of common stock could adversely effect the market price of our common stock and our ability to raise capital.

Future sales of our common stock by existing stockholders pursuant to Rule 144 under the Securities Act of 1933, or following the exercise of outstanding options and warrants, could adversely affect the market price of our common stock. Substantially all of the outstanding shares of our common stock are freely tradable, without restriction or registration under the Securities Act, other than the sales volume reporting and transaction restrictions of Rule 144 applicable to shares held beneficially by persons who may be deemed to be affiliates. Our directors and executive officers and their family members are not under lockup letters or other forms of restriction on the sale of their common stock. The issuance of any or all of these additional shares upon exercise of options or warrants will dilute the voting power of our current stockholders on corporate matters and, as a result, may cause the market price of our common stock to decrease. Further, sales of a large number of shares of common stock in the public market could adversely affect the market price of the common stock and could materially impair our future ability to generate funds through sales of common stock or other equity securities.

Dependence on Third Parties:
----------------------------

We are highly dependent on third parties for the provision of bandwidth and other services. If these third parties are not able to fulfill their responsibilities to us on schedule or if the technology developed by them for our use does not function as anticipated, our business may suffer materially.

Our Properties May Not be Saleable:
-----------------------------------

Due to the rapid deterioration of market valuations for many Internet based ventures, our planned sale of WhatsOline.com and CallAPro.com may not generate enough to recoup our development costs.

Potential Fluctuations in Quarterly Results:
--------------------------------------------

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

Intellectual Property:
----------------------

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

Environmental Matters:
----------------------

The  Company   believes  it  conducts  its  business  in  compliance   with  all
environmental laws presently applicable to its facilities. To date, there have been no expenses incurred by the Company related to environmental issues.

Government Regulation:
----------------------

The Company is not subject to any direct governmental regulation other than the securities laws and regulations applicable to all publicly owned companies, and laws and regulations applicable to businesses generally.

ITEM 2:  PROPERTIES

The Company's office is located at 15 Wertheim Court,  Suite 311, Richmond Hill,
Ontario,   L4B  3H7.  This  office  is  2180  square  feet  and  is  leased  for approximately $4,100 Canadian per month, until January, 2003.

ITEM 3: LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders in the fourth quarter of 2001.

PART II

ITEM 5:  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS.

     (a) Market Information

The Company's Common Stock is listed on the Over the counter Bulletin Board market under the symbol "ETHO". The following table sets forth the high and low closing prices for the periods indicated:

                                                                       High             Low
                                                                       ----             ---
First Quarter 2000                                                     $  n/a           $  n/a
Second Quarter 2000                                                    $  n/a           $  n/a
Third Quarter 2000                                                     $  n/a           $  n/a
Fourth Quarter 2000                                                    $  4.75          $  2.34
First Quarter 2001                                                     $  1.00          $  0.53
Second Quarter 2001                                                    $  0.75          $  0.63
Third Quarter 2001                                                     $  0.20          $  0.20
Fourth Quarter 2001                                                    $  0.31          $  0.25


From the first quarter of 2000 to the third quarter of 2000, shares of the Company were quoted on the Pink Sheet market.

     (b) Holders

As at March 15th, 2002, there were approximately 313 registered stockholders of record of the Company's Common Stock.

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

OVERVIEW
--------

Entheos Technologies Inc. ("Entheos" or the "Company"), through its wholly owned subsidiary, Email Solutions, Inc., operates as an ASP developing reliable, scalable, real time, high volume outsourced email services. The Company also owns a media streaming portal website (www.whatsonline.com) and a website focused on the home improvement market (www.callapro.com). On March 21, 2001, the Company announced its plans to sell both of its online properties due to low traffic to and lack of meaningful revenues from the sites. To date, the Company has not received any offers of interest from prospective purchasers of the Company's online assets.

RESULTS OF OPERATIONS
---------------------

Revenues. The Company generated revenues of $463,288 for the year ended December 31, 2001, versus $153,711 for the year ended December 31, 2000. This increase of $309,577, or 201%, is a direct result of a greater volume of emails being sent by the Company's principal client, Innotech Corporation, which became a client of the Company during the fourth quarter of 2000. The Company and Innotech Corporation have a common Director and majority shareholder.

Cost of Revenues. During 2001, the Company incurred $258,609 in cost of revenues, an increase of 484% over 2000 expenses of $44,268. The increase is primarily attributable to additional costs related to forwarding a larger volume of emails, as well as continued development of the Company's ASP emailing infrastructure.

General and Administrative Expenses. During 2001, the Company incurred $558,771 in general and administrative expenses, a decrease of 42% over 2000 expenses of $967,594. The decrease is primarily attributable to lower salary and employee benefit costs due to a lower number of employees.

Interest Income. Interest income was $36,127 and $86,604 for the years ended December 31, 2001, and 2000, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As of December 31, 2001, the Company's accumulated deficit was $2,542,960 and as a result, there has been no provision for income taxes to date.

Net Loss. For the year ended December 31, 2001, the Company recorded a net loss of $317,965, or 0.16 per share, versus a net loss of $771,547, or $0.39 per share, for the same twelve month period ending December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At December 31, 2001, the Company had a cash balance of $826,603 compared to a cash balance of $938,147 at December 31, 2000.

During 2001, net cash flows used in operating activities was $71,544, versus net cash flows used in operating activities of $656,524 in 2000, primarily due to a lower net loss. During 2001, net cash flows used in investing activities was $40,000, primarily due to a loan to an officer of the Company.

The Company's principal source of liquidity is cash in bank and for the next twelve months, the Company has sufficient cash to meet its operating needs. The Company incurs management fees from the services of its president and majority shareholder at the rate of $12,000 per month, which will result in a decrease in the Company's cash position unless the debt is converted to equity in lieu of cash paid.

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

RELATED PARTY TRANSACTIONS
--------------------------

The Company advanced $40,000 to the president of the Company, plus $767 accrued interest during 2001. The terms of the loan include interest at 6.25 percent per annum, with both the principal and interest due at maturity, which is September 10, 2003.

During 2001 and 2000, the Company charged $144,000 and $100,000, respectively, to operations for management and consulting fees incurred for services rendered by the Chairman and principal stockholder. Included in accounts payable at December 31, 2001 and 2000, is a payable of $188,667 and $88,000, respectively, for these fees. During 2001, the Company paid $22,847 to an employee who is also a stockholder for consulting services rendered.

On September 15, 2000, the Company purchased 100% of the voting common stock of Email Solutions, Inc., a Nevada corporation, from Innotech Corporation (formerly known as Equityalert.com, Inc.), for $283,000. Email Solutions, Inc.'s assets consist primarily of software and computer hardware equipment used in the emailing of the public company and mutual fund news alerts. Entheos provides emailing services for Innotech Corporation. The director and majority shareholder of Innotech Corporation is also the director and majority shareholder of Entheos Technologies, Inc. The Company recorded the purchase at net book value in a manner similar to a pooling of interests because the purchase occurred between entities under common control. The excess of the cost of the acquired company over the net assets acquired at their book values were charged to additional paid in capital, which was $27,591.

ITEM 7: FINANCIAL STATEMENTS

                                TABLE OF CONTENTS


Independent Auditors' Report...............................................................10

Consolidated Balance Sheets at December 31, 2001 and 2000..................................11

Consolidated Statements of Operations for the years ended
December 31, 2001 and 2000.................................................................12

Consolidated Statements of Stockholders' Equity for years ended
December 31, 2001 and 2000.................................................................13

Consolidated Statements of Cash Flows for the years ended
December 31, 2001 and 2000.................................................................14

Notes to the Consolidated Financial Statements.............................................15-22


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Entheos Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Entheos Technologies Inc. (the Company), as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2001 and 2000, and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States.


/s/  Clancy and Co., P.L.L.C.
---  ------------------------
Clancy and Co., P.L.L.C.
Phoenix, Arizona
February 22, 2002

                           ENTHEOS TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

ASSETS                                                                 2001             2000
------                                                                 ----             ----
Current Assets
   Cash                                                                $        826,603 $         938,147
   Accounts Receivable                                                          152,009           153,711
   Prepaid Expenses                                                               2,721                 0
Total Current Assets                                                            981,333         1,091,858

Property and Equipment, Net (Note 2)                                            173,727           305,862

Other Assets
   Security Deposit                                                               8,423                 0
   Officer Loans                                                                 40,767                 0
   Intangible Assets, net of amortization of $11,250                                  0            38,750
                                                                                 49,190            38,750

Total Assets                                                           $      1,204,250 $       1,436,470

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                                    $        190,794 $         105,049

Commitments and Contingencies                                                      None              None

Stockholders' Equity
Preferred Stock:  $0.0001 Par Value, Authorized:  10,000,000
   Issued and outstanding:  None                                                   None              None
Common Stock: $0.00001 Par Value,  Authorized: 200,000,000
   Issued and Outstanding, 1,970,887                                                 20                20
Additional Paid In Capital                                                    3,556,396         3,556,396
Accumulated Deficit                                                          (2,542,960)       (2,224,995)
Total Stockholders' Equity                                                    1,013,456         1,331,421

Total Liabilities and Stockholders' Equity                             $      1,204,250 $       1,436,470


    The accompanying notes are an integral part of these financial statements

                           ENTHEOS TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

Year Ended December 31:                                     2001             2000
Revenues                                                    $  463,288       $   153,711
Costs of Revenues                                              258,609            44,268
Gross Margin                                                   204,679           109,443

General and Administrative Expenses                            558,771           967,594

Operating Loss                                                (354,092)         (858,151)

Interest Income                                                 36,127            86,604

Net Loss Available to Common Stockholders                  $  (317,965)      $  (771,547)

Basic Loss Per Share of Common Stock                       $     (0.16)      $     (0.39)

Weighted Average Number of
Common Shares Outstanding                                    1,970,887         1,970,887


    The accompanying notes are an integral part of these financial statements

                           ENTHEOS TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEARS DECEMBER 31, 2001 AND 2000

                                                                                      Additional    Retained
                                              Preferred     Common        Stock       Paid In       Earnings
                                              Stock         Shares        Amount      Capital       (A Deficit)        Total
                                              -----         ------        ------      -------       -----------        -----
Balance, December 31, 1999                           0      1,970,887            20      3,583,987      (1,453,448)    $  2,130,559
Purchase of Subsidiary (Note 3)                                                            (27,591)                         (27,591)
Loss, year ended December 31, 2000                                                -                       (771,547)        (771,547)
Balance, December 31, 2000                           0      1,970,887            20      3,556,396      (2,224,995)       1,331,421
Loss, year ended December 31, 2001                                                -                       (317,965)       (317,965)
Balance, December 31, 2001                           0      1,970,887     $      20   $  3,556,396  $   (2,542,960)    $  1,013,456


   The accompanying notes are an integral part of these financial statements.

                           ENTHEOS TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

Year ended December 31:                                      2001             2000
-----------------------                                      ----             ----
Cash Flows From Operating Activities
Net Loss                                                     $     (317,965)  $    (771,547)
Adjustments to Reconcile Net Loss to Net Cash Used In
    Operating Activities
     Depreciation and Amortization                                  139,635         183,088
     Write off Goodwill                                              31,250               0
Changes in Assets and Liabilities
   (Increase) Decrease in Accounts Receivable                         1,702        (153,711)
   (Increase) Decrease in Prepaid Expenses                           (2,721)              0
   (Increase) Decrease in Security Deposits                          (8,423)          1,322
   (Increase) Decrease in Accrued Interest Receivable                  (767)              0
    Increase (Decrease) in Accounts Payable                          85,745          84,324
Total Adjustments                                                   246,421         115,023
Net Cash Flows Used In Operating Activities                         (71,544)       (656,524)

Cash Flows From Investing Activities
   Officer Loans                                                    (40,000)              0
   Purchase of Property and Equipment                                     0         (27,807)
   Investment in Subsidiary                                               0        (283,000)
Net Cash Flows Provided By Investing Activities                     (40,000)       (310,807)

Cash Flows From Financing Activities                                      -               -

Increase (Decrease) in Cash and Cash Equivalents                   (111,544)       (967,331)
Cash and Cash Equivalents, Beginning of Year                        938,147       1,905,478
Cash and Cash Equivalents, End of Year                       $      826,603   $     938,147

Cash paid for interest and income taxes:                                  -               -


   The accompanying notes are an integral part of these financial statements.

                           ENTHEOS TECHNOLOGIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations.

Organization. Entheos Technologies, Inc. (the Company) is a Nevada corporation with an authorized capital of 200,000,000 shares of $0.00001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock.

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

On September 15, 2000, the Company purchased 100% of the voting common stock of Email Solutions, Inc., a Nevada corporation, for $283,000. Assets acquired consisted primarily of software and computer hardware equipment used in the emailing of news alerts. See Note 3.

On July 12, 2001, the Company's shareholders approved a 25:1 reverse split of the Company's common stock, with the par value remaining the same.

Nature of operations. The Company is an Application Service Provider (ASP) providing reliable, real time, high volume outsourced email service. The
Company's provides emailing services to the membership base of a related company, Innotech Corporation

Summary of Significant Accounting Policies.

Accounting Method - The Company financial statements are prepared using the accrual method of accounting.

Principles of Consolidation - The consolidated financial statements include the accounts of Entheos Technologies, Inc. (a Nevada corporation) and its wholly owned subsidiaries, Callapro.com, Inc. (a Nevada corporation), Email Solutions, Inc. (a Nevada corporation), and Entheos Technologies, Corp (an Ontario providence corporation). All significant intercompany balances and transactions have been eliminated in consolidation.

                           ENTHEOS TECHNOLOGIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

Business Combinations - The Company recorded the purchase of its subsidiary, Email Solutions, Inc., at net book value in a manner similar to a pooling of interests because the purchase occurred between entities under common control. The excess of the cost of the acquired company over the net assets acquired at their book values were charged to additional paid in capital.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk - The Company maintains U.S. dollar cash balances in Canadian banks that are not insured. All of the Company's revenues were derived from one customer, Innotech Corporation. The director and majority shareholder of Innotech Corporation is also a director and majority shareholder of Entheos Technologies, Inc.

Fixed Assets and Depreciation - Fixed assets are stated at cost and are depreciated under the straight line method over the estimated useful life of the assets for financial statement purposes, and on accelerated methods for tax purposes. Repairs and maintenance are charged to operations as incurred.

Intangible Assets - Intangible assets represent the Company name and are recorded at cost in accordance with Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets." The Company amortizes the intangible assets using the straight-line method over its estimated useful life. Continually, the Company evaluates whether the estimated useful life used to amortize the intangible asset is appropriate due to changing facts and circumstances resulting in increases or decreases in the asset's estimated useful life, and records the change prospectively. During the fourth quarter of 2001, the Company wrote off the entire amount and charged to operations $31,250. Amortization expense charged to operations during 2001 and 2000 was $7,500 and $10,000, respectively.

Long-Lived Assets - The Company records impairment losses on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Revenues and Accounts Receivables - Revenues are derived from providing emailing services and are recognized when the services are performed, which is in accordance with SEC Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." Accounts receivable for both periods presented represents one customer. The Company uses the direct

                           ENTHEOS TECHNOLOGIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

write-off method for receivables which is not in accordance with generally accepted accounting principles, but the departure is not material to the financial statements.

Advertising  Costs  -  Advertising   costs  are  expensed  as  incurred.   Total
advertising costs charged to operations for the years ended December 31, 2001 and 2000 were $2,477 and $11,334, respectively.

Cost Recognition - Cost of sales includes all direct material and labor used to provide the emailing services. General and administrative costs are charged to operating expenses as incurred.

Income Taxes - The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

Earnings Per Share - Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings/loss per share is computed by dividing net income applicable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, "Earnings Per Share." Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Capital Structure - The Company discloses its capital structure in accordance with SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure.

                           ENTHEOS TECHNOLOGIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

Comprehensive Income - The Company includes items of other comprehensive income by their nature in a financial statement and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the balance sheet. For the periods presented, other comprehensive income (loss) includes unrealized losses on marketable equity securities.

Business Segment Information - The Company operates in one industry segment, that being providing high volume outsourced email services.

Foreign Currency Translation - The Company maintains both U.S. Dollar and a Canadian Dollar bank account at a financial institution in Canada. Transactions gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, which is the U.S. Dollar, are included in the results of operations as incurred. Revenues and expenses are translated at average exchange rates in effect during each period.

Start-up Expenses - The Company accounts for start-up costs in accordance with Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 provides guidance on the financial reporting of start-up and organization costs and requires such costs to be expensed as incurred. During 2000, the Company charged off $649 of organization costs. The transaction did not have a material effect on the financial statements.

Fair Value of Financial Instruments - For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, and debt, the carrying amounts approximate fair value due to their short maturities.

Reclassification - Certain prior period amounts have been reclassified to conform to the current year presentation. These changes had no effect on previously reported results of operations or total stockholders' equity.

Recent Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") has issued the following pronouncements, none of which are expected to have a significant affect on the financial statements:

SFAS No.141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for

                           ENTHEOS TECHNOLOGIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.

FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

Pending Accounting Pronouncements - It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and Equipment consists of the following at December 31:

                                                     2001              2000
                                                     ----              ----
Computer Equipment                                   $  413,808        $   413,808
Computer Software                                        70,890             70,890
Furniture and Fixtures                                   11,614             11,614
Total                                                   496,312            496,312
less Accumulated Depreciation                           322,585            190,450
Net Book Value                                       $  173,727        $   305,862


Depreciation expense charged to operations during 2001 and 2000 was $132,135 and $173,088, respectively.

NOTE 3 - RELATED PARTY TRANSACTIONS

Officer loans at December 31, 2001 represent a loan in the amount of $40,000 to the president of the Company, plus $767 accrued interest. The terms of the loan include interest at 6.25 percent per annum, with both the principal and interest due at maturity, which is September 10, 2003.

During 2001 and 2000, the Company charged $144,000 and $100,000, respectively, to operations for management and consulting fees incurred for services rendered by the Chairman and principal stockholder. Included in accounts payable at December 31, 2001 and 2000, is a payable of $188,667 and $88,000, respectively, for these fees. During 2001, the Company paid $22,847 to an employee who is also a stockholder for consulting services rendered.

                           ENTHEOS TECHNOLOGIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

On September 15, 2000, the Company purchased 100% of the voting common stock of Email Solutions, Inc., a Nevada corporation, from Innotech Corporation (formerly known as Equityalert.com, Inc.), for $283,000. Email Solutions, Inc.'s assets consist primarily of software and computer hardware equipment used in the emailing of the public company and mutual fund news alerts. Entheos provides emailing services for Innotech Corporation. The director and majority shareholder of Innotech Corporation is also the director and majority shareholder of Entheos Technologies, Inc. The Company recorded the purchase at net book value in a manner similar to a pooling of interests because the purchase occurred between entities under common control. The excess of the cost of the acquired company over the net assets acquired at their book values were charged to additional paid in capital, which was $27,591.

NOTE 4 - INCOME TAXES

There is no current or deferred tax expense for any of the periods indicated, due to the Company's loss position. The benefits of timing differences have not been previously recorded. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a 100% valuation allowance against the deferred tax asset. The income tax effect, utilizing a 35% income tax rate, of temporary differences comprising the deferred tax assets and deferred tax liabilities is a result of the following at December 31:

                                        2001                       2000
                                        ----                       ----
Deferred Tax Asset
Net Operating Loss Carryforwards        $  804,790                 $   710,914
Start-up Expenses                           36,181                      67,834
Deferred Tax Liabilities
Depreciation                                (7,893)                    (15,377)
Net Deferred Tax Asset                     833,078                     763,371
Valuation Allowance                       (833,078)                   (763,371)
Net Deferred Tax Asset                  $        0                 $         0


The net change in the valuation allowance for 2001 was an increase of $69,707 and for 2000 was an increase of $272,754, which are principally the result of net operating loss carryforwards.

The Company has available net operating loss carryforwards of approximately $2,300,000 for tax purposes to offset future taxable income which begin to expire through the year 2021. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

                           ENTHEOS TECHNOLOGIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

 NOTE 5 - STOCK OPTIONS

On July 12, 2001, the Company shareholders' approved the adoption of the 2001 Stock Option Plan with 20,000,000 common shares reserved for issuance thereunder. As of the date of issuance of these financial statements, no shares have been granted under the plan. During the fourth quarter of 2001, the Company canceled all of the outstanding options granted under the 1997 and 1998 Stock Option plans, which provided for the granting of stock options to officers and key employees.

The objectives of these plans include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing employees the opportunity to acquire common stock. Options outstanding under the Company's two stock option plans were granted at prices which were either equal to or above the market value of the stock on the date of grant.

The status of the Company's stock option plans are summarized below as of December 31:

                                                                Number of               Option
                                                                Shares                  Price
                                                                ------                  -----
Granted Under the 1997 Stock Option Plan                         100,000                $ 1.00
Granted Under the 1998 Stock Option Plan                          96,000                  1.00
Options Outstanding at December 31, 1998                         196,000                  1.00
Exercised Under the 1997 Stock Option Plan                        (3,200)                 1.00
Options Outstanding at December 31, 1999 and 2000                192,800                  1.00
Canceled during 2001                                            (192,800)                 1.00
Options Outstanding at December 31, 2001                               0


The weighted average exercise price of the 192,800 options outstanding at the beginning of the year was $1.00.

NOTE 6 - WARRANTS

As of the date of issuance of these financial statements, there are 240,000 warrants outstanding to purchase common stock at $1.00 per share until November 23, 2004. The warrants were not valued because the exercise price equaled or exceeded the exercise price on the grant date.

NOTE 7 - COMMITMENTS

The Company leases office space and equipment under various noncancelable operating agreements which expire principally in January 2003, and also include certain renewal options. Rent expense charged to operations for 2001 and 2000 was $88,110 and $84,178, respectively. Future minimum rental commitments are as follows: 2002: $39,888 and $2,180.

                           ENTHEOS TECHNOLOGIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 8 - INTERIM INFORMATION

The Company's quarterly financial report for the quarter ended March 31, 2001 inadvertently included only two months of sales, whereas the quarter ended June 30, 2001 included four months of sales. Accordingly, the periods above should have reported the following net losses and related loss per share amounts, which have been adjusted for the reverse stock split, respectively, as follows: March 31-$103,592 and $0.04; June 30-$69,587 and $0.05. There was no effect on the cumulative results of operations.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information regarding each of the directors and officers of the Company:

BHUPINDER S. MANN (Age 46). President and Chief Executive Officer, Director. Between 1986 and 1989, Mr. Mann became engaged in the commodities and futures markets as a registered broker for Evergreen Futures. During the period between 1989 and 1995, Mr. Mann served as the President of First College of Commodities, which provided training and educational services. In 1995, Mr. Mann was responsible for sales at Radd Multimedia and later in the year for investor relations at Aqua One Beverage. Between 1996 and 1999, Mr. Mann served as the Manager of investor relations for Enterprise Technologies, Inc., a healthcare technology service company. Mr. Mann graduated in 1978 from Nottingham
University with a B.A. Hons. In Political Science. Mr. Mann has served as the Company's President, Chief Executive Officer and Director since January 21st, 2000.

HARMEL S. RAYAT (Age 40). Chairman, Director. Between January 1993 and April 2001, Mr. Rayat served as the president of Hartford Capital Corporation, a company that provides financial consulting services to emerging growth corporations. Since January 2002, Mr. Rayat has been president of Montgomery Asset Management Corporation, a privately held firm providing financial consulting services to emerging growth corporations. Mr. Rayat is also a Director of Entheos Technologies, Inc., Enterprise Technologies, Inc. and Zeta Corporation. Mr. Rayat has served as a Director of the Company since March 18th, 1996.

JASBINDER CHOHAN (Age 39). Secretary, Treasurer, Director. During the period from May 1993 to January 1995, Ms. Chohan did general accounting work for Elton Advertising. Since January 1995, she has been employed as an accounts manager at Graphic Packaging Canada. Ms. Chohan has served as a Director and the Company's Secretary and Treasurer since April 11th, 2001.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("the Commission"). Directors, officers and greater than 10 percent beneficial owners are required by applicable regulations to furnish the Company with copies of all forms they file with the Commission pursuant to Section 16(a). Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that during fiscal 2001 the filing requirements applicable to its directors and executive officers were not satisfied.

ITEM 10: EXECUTIVE COMPENSATION

Remuneration and Executive Compensation

The following table shows, for the three-year period ended December 31, 2001, the cash compensation paid by the Company, as well as certain other compensation paid for such year, to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers. Except as set forth on the following table, no executive officer of the Company had a total annual salary and bonus for 2001 that exceeded $100,000.

Summary Compensation Table
                                                                                 Securities
                                                                                 Underlying
Name and                                                                         Options       All Other
Principal Position                    Year     Salary     Bonus      Other       Granted       Compensation
------------------                    ----     ------     -----      -----       -------       ------------
Bhupinder S. Mann                     2001     $88,483      $0        $0               0            $0
CEO, President, Director              2000     $73,446      $0        $0               0            $0
                                      1999          $0      $0        $0               0            $0

Harmel S. Rayat*                       2001    $12,000      $0        $23,894          0            $0
Chairman, Director                    2000     $12,000      $0        $0               0            $0
                                      1999          $0      $0        $0               0            $0

Jasbinder Chohan                      2001          $0      $0        $0               0            $0
Secretary, Treasurer, Director        2000          $0      $0        $0               0            $0
                                      1999          $0      $0        $0               0            $0


*During 2001 and 2000, the Company accrued $144,000 and $100,000 to operations for management and consulting fees incurred for services rendered. Of the $100,000 accrued in 2000, $12,000 was paid in 2000 and $12,000 in 2001.

Stock Option Grants in 2001

Shown below is further information regarding employee stock options awarded during 2001 to the named officers and directors:

                           Number of     % of Total
                           Securities    Options
                           Underlying    Granted to     Exercise    Expiration
Name                       Options       Employees      Price       Date
----                       -------       ---------      -----       ----
None


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 15th, 2002, the beneficial ownership of the Company's Common Stock by each director and executive officer of the Company and each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and the executive officers and directors of the Company as a group.

                                                     Number of Shares
Person or Group                                      of Common Stock                        Percent
---------------                                      ---------------                        -------
Harmel S. Rayat (1)                                     1,167,110                           70.8%
216-1628 West First Avenue
Vancouver, B.C.  V6J 1G1 Canada

Bhupinder S. Mann                                           8,080                            0.5%
216-1628 West First Avenue
Vancouver, B.C.  V6J 1G1 Canada

Jasbinder Chohan                                            32,335                           2.0%
216-1628 West First Avenue
Vancouver, B.C.  V6J 1G1 Canada

Directors and Executive Officers                         1,207,525                          73.3%
as a group (3 persons)


(1) Includes 320,000 shares which may be acquired pursuant to options granted and exercisable under the Company's 1998 and 1999 option plans and 47,110 shares held by Tajinder Chohan, Mr. Rayat's wife. Additionally, other members of Mr. Rayat's family hold 35,295 shares and 40,000 shares which may be acquired pursuant to options granted and exercisable under the Company's 1998 option plan. Mr. Rayat disclaims beneficial ownership of the shares beneficially owned by his wife and other family members.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Advances to related parties of $40,500 at December 31, 2001 represents funds advanced to a shareholder bearing interest at 4.75% per annum and due in full on September 26, 2002.

Loans from related parties of $42,017 at December 31, 2000 represent unsecured advances from the director and majority shareholder. The amounts bear no interest and are due on demand. The amount was paid in full in March 2001.

On September 15, 2000, the Company sold 100% of the voting common stock of its wholly-owned subsidiary, Email Solutions, Inc., a Nevada Corporation, to Entheos Technologies, Inc., for $283,000. Email Solutions, Inc.'s assets consist principally of software and computer hardware equipment used in the emailing of Innotech's public company and mutual fund news alerts. Entheos provides emailing services for the Company. The director and majority shareholder of Innotech is also the director and majority shareholder of Entheos. Included in the statement of operations is a gain on the sale of the transaction of $27,591.

During 2001 and 2000, the Company charged $144,000 and $100,000 to operations for management and consulting fees incurred for services rendered by the Chairman and majority shareholder. Included in accounts payable at December 31, 2001 and 2000 is a payable of $220,667 and $88,000 for these fees. The Company also paid $22,847 to one of the Company's stockholders for consulting services rendered.

The Company leases office space located at 1628 West 1st Avenue, Suite 216, Vancouver, B.C., for approximately $2,450 per month, for a period of three years, with an option to renew for a further three years from the wife and father of the Company's Chairman. Rent expense charged to operations for 2001 and 2000 was $28,824 and $10,716, respectively.

Future minimum rental commitments are $28,000 for 2002 and 18,667 for 2003.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10KSB.

No reports on Form 8-K were filed during the Company's fourth fiscal quarter.


                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th th day of March, 2002.

                                                      ENTHEOS TECHNOLOGIES, INC.
                                                (formerly WhatsOnline.com, Inc.)




                                                              /s/ Kesar Dhaliwal
                                                          ----------------------
                                                           By: Kesar S. Dhaliwal
                                                               President and CEO




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.



Signature                       Title                          Date
------------                    -----                          ----

/s/ Harmel S. Rayat             Director and Chairman          March 15, 2002
-------------------             ---------------------          --------------
Harmel S. Rayat



/s/ Herdev S. Rayat             Director, Secretary/Treasurer  March 15, 2002
-------------------             -----------------------------  --------------
Herdev S. Rayat