Form 10QSB
period 2002-03-31
ENTHEOS TECHNOLOGIES INC
filed 2002-05-13
CIK 1016708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended March 31, 2002

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _______

Commission file number:  000-30156

                           ENTHEOS TECHNOLOGIES, INC.
                           --------------------------
        (exact name of small business issuer as specified in its charter)


NEVADA                                                  98-0170247
-------------                                           ----------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

Suite 311 - 15 Wertheim, Richmond, Ontario                L4B 3H7
------------------------------------------               ---------
(Address of principal executive offices)

Registrant's telephone number, including area code:          (905) 709-8240
                                                           --------------------

Check whether the issuer: (1) has filed all reports required by Section 13 or 15
(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: as of April 30, 2002, there were 1,970,887 shares of the Issuer's Common Stock, $0.00001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [x]

                           ENTHEOS TECHNOLOGIES, INC.

                    FORM 10-QSB, QUARTER ENDED MARCH 31, 2002

INDEX

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheet...................................................   3

Consolidated Statements of Operations........................................   4

Consolidated Statements of Cash Flows........................................   5

Notes to Interim Consolidated Financial Statements...........................   6

Item 2.  Management's Discussion and Analysis................................   8


PART II   OTHER INFORMATION

Item 1. Legal Proceedings....................................................   10

Item 2. Changes in Securities................................................   10

Item 3. Defaults Upon Senior Securities......................................   10

Item 4. Submission of Matters to a Vote of Security Holders..................   10

Item 5. Other Information....................................................   10

Item 6. Exhibits and Reports on Form 8-K.....................................   10

       Signatures.............................................................. 11


ITEM 1    Financial Statements

                           ENTHEOS TECHNOLOGIES, INC.
                       INTERIM CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                                   (Unaudited)


ASSETS
Current Assets
   Cash                                                                         $ 881,570
   Accounts receivable                                                            160,330
                                                                                  -------
Total Current Assets                                                            1,041,900

Property and equipment, net (Note 2)                                              162,085

Security deposit                                                                    8,423

Officer loans                                                                      43,267
                                                                                   ------

Total Assets                                                                   $1,255,675
                                                                                =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued liabilities                                     $ 221,850

Stockholders' Equity
   Preferred Stock: $0.0001 Par Value; Authorized
    Shares, 10,000,000 shares; Issued and                                            None
    Outstanding, None
   Common Stock: $0.00001 Par Value; Authorized Shares,
    200,000,000; Issued and Outstanding, 1,970,887                                     20
   Additional paid in capital                                                   3,556,396
   Accumulated deficit                                                         (2,522,591)
                                                                               -----------
Total Stockholders' Equity                                                      1,033,825
                                                                                ---------

Total Liabilities and Stockholders' Equity                                     $1,255,675
                                                                                =========

                  See condensed notes to financial statements.

                           ENTHEOS TECHNOLOGIES, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                                              Three Months      Three Months
                                                                              Ended             Ended
                                                                              March 31,         March 31,
                                                                              2002              2001
                                                                              ----              ----
Revenues                                                                      $   165,330        $  102,796
Cost of revenues                                                                   14,719            51,667
                                                                                   ------            ------
Gross profit                                                                      150,611            51,129

General and administrative expenses                                               136,443           167,736
                                                                                  -------           -------

Operating income (loss)                                                            14,168         (116,607)

Interest Income                                                                    6,200             13,455
                                                                                   ------            ------

Net income (loss) available to common stockholders                             $   20,368       $ (103,152)
                                                                                   ======         =========

Basic and diluted income (loss) per common share                               $     0.01        $   (0.05)
                                                                                     ====             =====

Weighted average common shares outstanding                                     1,970,887          1,970,887
                                                                               ==========         =========

                  See condensed notes to financial statements.

                           ENTHEOS TECHNOLOGIES, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                                          Three Months Ended   Three Months Ended
                                                                          March 31, 2002       March 31, 2001
                                                                          --------------       --------------
Cash flows from operating activities
   Net income (loss)                                                       $    20,368       $ (103,152)
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
   Depreciation                                                                 33,034            16,924
   Changes in assets and liabilities
      (Increase) decrease in accounts receivable                               (8,321)           115,756
      (Increase) decrease in prepaid rent                                        2,721                 0
      (Increase) Decrease in accrued interest receivable                       (2,500)                 0
       Increase (Decrease) in accounts payable and accrued
         liabilities                                                            31,056            35,728
                                                                                ------ --         ------
   Total adjustments                                                            55,990           168,408
                                                                                ------           -------
Net cash used in operating activities                                           76,358            65,256

Cash flows from investing activities
   Purchase of property and equipment                                         (21,391)                 0
                                                                              --------                 -
Net cash flows used in investing activities                                   (21,391)                 0

Cash flows from financing activities
                                                                                    0                  0

Increase in cash and cash equivalents                                           54,967            65,256
Cash and cash equivalents, beginning of period                                 826,603           938,147
                                                                               ------- --        -------
Cash and cash equivalents, end of period                                   $   881,570       $ 1,003,403
                                                                               =======         =========


                  See condensed notes to financial statements.

                           ENTHEOS TECHNOLOGIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 1 - PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management of Entheos Technologies, Inc. and subsidiaries (the Company), include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2002 and the results of operations for the three months ended March 31, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2001 Annual Report on Form 10-KSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 2001 Annual Report on Form 10-KSB.

Certain accounts have been reclassified to conform to the current period's presentation. These changes have no effect on previously reported results of operations or total stockholders' equity.

NOTE 2 - INTERIM INFORMATION

The Company's quarterly financial report for the quarter ended March 31, 2001, included only two months of sales, whereas the quarter ended June 30, 2001 included four months of sales. The statement of operations for the quarter ended March 31, 2001, has been restated by $37,955 in income to reflect three months of sales. Accordingly, the periods above should have reported the following net losses and related loss per share amounts, which have been adjusted for the reverse stock split, respectively, as follows: March 31-$103,152 and $0.05; June 30-$69,587 and $0.04.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and Equipment consists of the following at March 31, 2002:

Computer equipment                                            $ 434,475
Computer software                                                70,890
Furniture and fixtures                                           12,339
                                                                 ------
Total                                                           517,704
Less accumulated depreciation                                   355,619
                                                                -------
Net book value                                                $ 162,085
                                                                =======

Depreciation expense charged to operations during 2002 was $33,034.

NOTE 4 - EARNINGS PER SHARE

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements. Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share. The computation of basic loss per share is as follows at March 31:

                                                                                         2002            2001
                                                                                         ----            ----
Numerator-net income (loss) available to common stockholders                             $   20,368      $ (103,152)
                                                                                             ======        =========
Denominator-weighted average number of common shares outstanding                          1,970,887       1,970,887
                                                                                          =========       =========
Basic and diluted loss per common share                                                  $     0.01      $    (0.05)
                                                                                               ====           ======

ITEM 2. Management's discussion and analysis of financial condition and results of operations

When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Actual results, performance or achievements could differ materially from those anticipated in such forward looking statements as a result of numerous factors, including but not limited to the Company's ability to continually expand its client base, future acceptance of its services and other factors described in the company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10QSB and 8-K filed with the Securities and Exchange Commission.

Overview
--------

Entheos Technologies Inc. ("Entheos" or the "Company"), through its wholly-owned subsidiary, Email Solutions, Inc., operates as an Application Service Provider developing reliable, scalable, real time, high volume outsourced email services.

RESULTS OF OPERATIONS

Revenues. The Company generated $165,330 and $102,796 in revenues for the three months ended March 31, 2002 and 2001. This $62,534, or 61%, increase in revenues is a result of the Company distributing a larger volume of emails during the quarter. To date, the Company has not relied on revenues for funding.

Cost of revenues. The Company incurred $14,719 and $51,667 in cost of revenues for the three months ended March 31, 2002 and 2001, respectively. These cost of revenues were 9% and 50% of revenues for the three-month period ended March 31, 2002 and 2001, respectively. This decrease is a result of significantly lower personnel costs due to the loss of approximately five employees during 2001 whom contributed to the ongoing costs of developing and maintaining the Company's operations.

General and administrative expenses. During the three months ended March 31, 2002, and 2001, the Company incurred $136,443 and $167,736, respectively, in general and administrative expenses, a decrease of 19%. These decreases represent lower salary expenses due to the loss of approximately five employees during 2001.

Interest income. Interest income was $6,200 and $13,455 for the three-month period ended March 31, 2002 and 2001, respectively. The decrease in interest income is a direct result of changes in interest rates. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for income taxes. As of March 31, 2002, the Company's accumulated deficit was $2,522,591 and as a result, there has been no provision for income taxes to date. Net income (loss). For the three months ended March 31, 2002 and 2001, the Company recorded a net income of $20,368 and a net loss of $103,152, respectively. This decrease is a result of the Company's ongoing efforts to reduce operating expenses and improve revenues.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2002, the Company had a cash balance of $881,570, compared to $826,603 as at December 31, 2001. The Company has financed its operations primarily through cash on hand during the three-month period ending March 30, 2002.

Net cash used in operating activities was $76,358 for the three-month period ending March 31, 2002, compared to net cash used of $65,256 for the same period in 2001. This change was primarily due to a decrease in net losses, offset by an increase in accounts receivable.

Net cash flows used in investing activities was $21,391 for the three-month period ending March 31, 2002. The cash was used for the purchase of additional equipment required by the Company's operations.

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

RELATED PARTY TRANSACTIONS

During the three-month period ended March 31, 2002 and 2001, the Company charged $36,000 to operations for management and consulting fees incurred for services rendered by the chairman and majority stockholder. Included in accounts payable at March 31, 2002 is a payable of $211,333 representing accrued, but unpaid fees through March 31, 2002.

Approximately 97% of our revenues were from an entity whose director and majority shareholder is Harmel S. Rayat our majority shareholder and director.

PART II - Other Information

Item 1.   Legal Proceedings

None

Item 2.   Changes in Securities

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6    Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

On February 28, 2002, the Company filed an 8-K with the Securities and Exchange Commission under Item 5 to report that, on December 19, 2001, the Board of Directors of the Company passed a resolution canceling stock options for Kesar
S. Dhaliwal, Harmel S. Rayat, and Herdev S. Rayat. Kesar S. Dhaliwal had a 1998 stock option plan for 192,000 shares. Harmel S. Rayat had a 1997 stock option plan for 24,000 shares. Herdev S. Rayat had a 1997 stock option plan for 17,600 shares.

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

Dated:  May 6, 2002