Form 10QSB
period 2002-06-30
ENTHEOS TECHNOLOGIES INC
filed 2002-08-13
CIK 1016708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2002

____ TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from _____ to _______

Commission file number:  000-30156

                           ENTHEOS TECHNOLOGIES, INC.
                ------------------------------------------------
        (exact name of small business issuer as specified in its charter)


        NEVADA                                             98-0170247
        -------                                           ------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

Suite 311 - 15 Wertheim, Richmond, Ontario          L4B 3H7
------------------------------------------          -------
(Address of principal executive offices)           (zip code)

Registrant's telephone number, including area code:          (905) 709-8240
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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date. As of August 7, 2002, there were 1,970,887 shares of the Issuer's Common Stock, $0.00001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [x]

                   ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

                    FORM 10-QSB, QUARTER ENDED JUNE 30, 2002

INDEX

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheet..................................................... 3

Consolidated Statements of Operations.......................................... 4

Consolidated Statements of Cash Flows.......................................... 5

Notes to Interim Consolidated Financial Statements............................. 6

Item 2.  Management's Discussion and Analysis.................................. 8


PART II   OTHER INFORMATION

Item 1. Legal Proceedings...................................................... 11

Item 2. Changes in Securities.................................................. 11

Item 3. Defaults Upon Senior Securities........................................ 11

Item 4. Submission of Matters to a Vote of Security Holders.................... 11

Item 5. Other Information...................................................... 11

Item 6. Exhibits and Reports on Form 8-K....................................... 11

       Signatures.............................................................. 12


ITEM 1    Financial Statements

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.


                   ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES
                       INTERIM CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                                   (Unaudited)

ASSETS
Current assets
   Cash                                                                           $    922,982
   Accounts receivable                                                                 241,442
                                                                                       -------
Total current assets                                                                 1,164,424

Property and equipment, net                                                            187,407

Other assets
   Security deposit                                                                      8,423
   Officer loans                                                                        43,267
                                                                                        ------
Total other assets                                                                      51,690
                                                                                        ------

Total Assets                                                                     $   1,403,521
                                                                                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued expenses                                          $    268,493
                                                                                       -------
Total current liabilities                                                              268,493


Stockholders' Equity
   Preferred stock:  $0.0001 par value; authorized
    shares,  5,000,000 shares; issued                                                     None
    and outstanding, none
   Common Stock: $0.00001 par value; authorized shares,
    200,000,000; issued and outstanding, 1,970,887                                          20
   Additional paid in capital                                                        3,556,396
   Retained earnings (accumulated deficit)                                          (2,421,388)
                                                                                    -----------
Total stockholders' equity                                                           1,135,028
                                                                                     ---------

Total Liabilities and Stockholders' Equity                                       $   1,403,521
                                                                                     =========

            See condensed notes to consolidated financial statements.

                   ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                    For The Three     For The Three      For The Six     For The Six
                                                    Months Ended      Months Ended       Months Ended    Months Ended
                                                    June 30, 2002     June 30, 2001      June 30, 2002   June 30, 2001
                                                    -------------     -------------      -------------   -------------
Revenues                                                $   251,442       $   103,348        $   416,772        $    206,145

Cost of revenues                                             46,874            62,731             91,315             114,398
                                                             ------           ------              ------             -------
Gross profit                                                204,568            40,617            325,457              91,747

General and administrative expenses                         107,086           120,193            213,807             287,929

Interest income                                               3,721             9,989              9,921              23,444
                                                              -----             -----              -----              ------

Net loss available to common stockholders               $   101,203       $   (69,587)       $   121,571        $   (172,738)
                                                            =======           ========           =======            =========

Basic and diluted income (loss) per common
share                                                   $      0.05       $     (0.04)       $      0.06        $      (0.09)
                                                               ====              ====               ====               ======
Basic and diluted weighted average common
shares outstanding                                        1,970,887         1,970,887          1,970,887           1,970,887
                                                          =========         =========          =========           =========


            See condensed notes to consolidated financial statements.

                   ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

Six months ended June 30:                                                          2002                2001
                                                                                   ----                ----
Cash flows from operating activities
   Net income (loss)                                                               $    121,571        $   (172,738)
   Adjustments to reconcile net income (loss) to net cash provided by
         (used in) operating activities
   Depreciation                                                                          44,045               33,848
   Changes in assets and liabilities
      (Increase) decrease in accounts receivable                                       (89,433)               12,407
      (Increase) decrease in prepaid rent                                                 2,721                    0
      (Increase) decrease in accrued interest receivable                                (2,500)                    0
       Increase (decrease) in accounts payable                                           77,699               53,385
                                                                            -----------------------------------------
   Total adjustments                                                                     32,532               99,640
                                                                            -----------------------------------------
Net cash provided by (used in) operating activities                                     154,103             (73,098)

Cash flows from investing activities
   Purchase of property and equipment                                                  (57,724)                    0
                                                                            -----------------------------------------
                                                                            -----------------------------------------
Net cash flows used in investing activities                                            (57,724)                    0

Cash flows from financing activities                                                          -                    -
------------------------------------
                                                                            -----------------------------------------
                                                                            -----------------------------------------

Increase (decrease) in cash and cash equivalents                                         96,379             (73,098)
Cash and cash equivalents, beginning of period                                          826,603              938,147
                                                                            -----------------------------------------
Cash and cash equivalents, end of period                                            $   922,982         $    865,049
                                                                                        =======              =======
Supplemental Information:
   Cash Paid For:
      Interest                                                                                -                    -
      Income Taxes                                                                            -                    -


            See condensed notes to consolidated financial statements.

                   ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 1 - PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management of Entheos Technologies, Inc. and subsidiaries (the Company), include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2002 and the results of operations for the three and six months ended June 30, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2001 Annual Report on Form 10-KSB.

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

NOTE 2 - EARNINGS PER SHARE

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements. Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share. The computation of basic income (loss) per share is as follows at June 30, 2002:


                                   For The Three      For The Three          For The Six         For The Six
                                   Months Ended June  Months Ended June      Months Ended        Months Ended
                                   30, 2002           30, 2001               June 30, 2002       June 30,2001
                                   --------           --------               -------------       ------------
Numerator-net income
(loss) available to common
stockholders
                                   $      101,203     $        (69,587)       $   121,571        $  (172,738)
                                          =======              ========           =======           =========
Denominator-weighted
average number of common
shares outstanding
                                        1,970,887            1,970,887          1,970,887           1,970,887
                                       ==========            =========          =========           =========
Basic and diluted income
(loss) per common share
                                   $         0.05     $          (0.04)       $      0.06        $      (0.09)
                                             ====                ======              ====               ======

NOTE 3 - INTERIM INFORMATION

The Company's quarterly financial report for the quarter ended March 31, 2001, included only two months of sales, whereas the quarter ended June 30, 2001 included four months of sales. The statement of operations for the three and six months ended June 30, 2001 has been restated by $37,956 in income to reflect three months of sales for each period presented. Accordingly, the periods above should have originally reported the following net losses and related loss per share amounts, which have been adjusted for the reverse stock split in 2001, respectively, as follows: March 31-$103,592 and $0.04; June 30-$69,587 and $0.05. There was no effect on the cumulative results of operations or total stockholders' equity.

ITEM 2. Management's discussion and analysis of financial condition and results of operations

Cautionary forward-looking statements
-------------------------------------

When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Actual results, performance or achievements could differ materially from those anticipated in such forward looking statements as a result of numerous factors, including but not limited to the Company's ability to continually expand its client base, future acceptance of its services and other factors described in the company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

Overview
--------

Entheos Technologies Inc. ("Entheos" or the "Company"), through its wholly-owned subsidiary, Email Solutions, Inc., operates as an Application Service Provider developing reliable, scalable, real time, high volume outsourced email services. Entheos also provides web development and hosting services.

Results of operations
---------------------

Revenues. The Company generated revenues of $251,442 and $416,772 in revenues for the three and six months ended June 30, 2002, respectively, versus $103,348 and $206,145, respectively, for the same periods in 2001. Two of Entheos' customers each accounted for more than 10% of its revenues, both of which are represented by the same director as Entheos. Approximately 97% of Entheos' revenues were derived (i) 85% from Innotech Corporation ("Innotech") for emailing services and (ii) 12% from e.deal.net, Inc. ("edeal") for web development and hosting services. Until the first quarter of 2002, all of Entheos' revenues were derived from Innotech for emailing services. In the event we did not continue to provide emailing services to Innotech, our sales would decrease substantially and Entheos operations would suffer a material adverse impact.

Cost of revenues. The Company incurred $46,874 and $91,315 in cost of revenues for the three and six months ended June 30, 2002, respectively, versus $62,731 and $114,398, respectively for the same periods in 2001. These cost of revenues were 19% and 22% of revenues for the three and six-month periods ended June 30, 2002, and 61% and 55% for the same periods in 2001. The significant decrease in costs of revenues is a result of significantly lower personnel costs due to the loss of approximately five employees during 2001 that contributed to the initial ongoing costs of developing and maintaining the Company's operations. The Company currently has four employees. The Company also reclassified $29,722 in wages for the quarter ended March 31, 2002 from general and administrative expenses to costs of sales decreasing gross margins by 7% for the six months ended June 30, 2002. The reclassifications did not have any effect on previously reported results of operations or total stockholders' equity.

General and administrative expenses. During the three and six months ended June 30, 2002, the Company incurred $107,086 and $213,807, respectively, in general and administrative expenses, a decrease of 11% and 26% from the same periods in 2001. These decreases are primarily due to lower salary expenses resulting from the loss of five employees during 2001 due to a reduction in the ongoing costs of developing and maintaining the Company's operations. Included in general and administrative expenses for the six months ended June 30, 2002 and 2001 is $72,000 in management fees due to a director of the Company for services rendered.

Interest income. Interest income was $3,721 and $9,921 for the three and six month period ended June 30, 2002 versus $9,989 and $23,444 for the same periods in 2001, respectively. The decrease in interest income is a direct result of changes in interest rates. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for income taxes. As of June 30, 2002, the Company's accumulated deficit was $2,421,388 and as a result, there has been no provision for income taxes to date.

Net income (loss). For the three and six months ended June 30, 2002 and 2001, the Company recorded net income (loss) of $101,203 and $(69,587) and net income
(loss) of $121,571 and $(172,738), respectively. The increases are a result of the Company's ongoing efforts to reduce operating expenses and improve revenues.

Liquidity and Capital Resources
-------------------------------

As at June 30, 2002, the Company had a cash balance of $922,982, compared to $826,603 as at December 31, 2001. The Company has financed its operations primarily through cash on hand during the six-month period ending June 30, 2002.

Cash flows.

     (i) operating activities - net cash provided by operating activities was $154,103 for the six-month period ending June 30, 2002, compared to net cash used of $73,098 for the same period in 2001. This change was primarily due to a decrease in net losses, offset by an increase in accounts receivable and an increase in accounts payable.

     (ii) investing activities - net cash flows used in investing activities was $57,724 for the six-month period ending June 30, 2002 for the purchase of additional equipment required by the Company's operations.

The Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to operate its business profitably in the future, recruit and train qualified management, technical and sales personnel, and the Company's ability to compete against other, better-capitalized corporations. The Company has adequate cash to satisfy its cash requirements over the next twelve months. The Company may raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.

Related Party Transactions
--------------------------

During the six-month period ended June 30, 2002 and 2001, the Company charged $72,000 to operations for management and consulting fees incurred for services rendered by the director and majority stockholder. Included in accounts payable at June 30, 2002 is a payable of $240,666 representing accrued, but unpaid fees through June 30, 2002.

The entire balance in accounts receivable of $241,442 at June 30, 2002, consists of amounts due from related parties for services rendered. On August 7, 2002, the Company agreed to accept 600,625 shares of restricted common stock from edeal in lieu of the cash payment of $48,050 due from edeal at June 30, 2002 for web development and web hosting services rendered. The number of edeal shares issued to satisfy its dcbt to Entheos was calculated based on the most recent quoted market closing price of e.deal's common stock ($0.08 per share.)

Critical accounting policies
----------------------------

Our discussion and analysis or plan of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We currently do not have any significant critical accounting policies that affect our consolidated financial statements.

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

                                                       ENTHEOS TECHNOLOGIES, INC

                                                           /s/ Kesar S. Dhaliwal
                                                           ---------------------
                                                               Kesar S. Dhaliwal
                                                               CEO and President


                                                             /s/ Harmel S. Rayat
                                                             -------------------
                                                                 Harmel S. Rayat
                                                                        Director


                                                             /s/ Herdev S. Rayat
                                                             -------------------
                                                                 Herdev S. Rayat
                                                 Director, Secretary & Treasurer


Dated:  August 7, 2002

     I am the Chief Executive Officer of the Company and by signing the above Form 10-QSB, I certify that the report fully complies with all the requirements of section 13(a) or 15(d) of the Exchange Act and that information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the issuer.


                                                           /s/ Kesar S. Dhaliwal
                                                           ---------------------
                                      Kesar S. Dhaliwal, Chief Executive Officer

     I am the Chief Financial Officer of the Company and by signing the above Form 10-QSB, I certify that the report fully complies with all the requirements of section 13(a) or 15(d) of the Exchange Act and that information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the issuer.



                                                          /s/ Harvinder Dhaliwal
                                                          ----------------------
                                     Harvinder Dhaliwal, Chief Financial Officer