Form 10QSB
period 2002-09-30
ENTHEOS TECHNOLOGIES INC
filed 2002-11-15
CIK 1016708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
  ---------

               SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended September 30, 2002

  --------    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____ to _______

Commission file number:  000-30156

                           ENTHEOS TECHNOLOGIES, INC.
                ------------------------------------------------
        (exact name of small business issuer as specified in its charter)

NEVADA                                       98-0170247
-------------                                ----------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

Suite 311 - 15 Wertheim, Richmond, Ontario          L4B 3H7
------------------------------------------        ------------
(Address of principal executive offices)

Registrant's telephone number, including area code:          (905) 709-8240
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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date. As of October 28, 2002, there were 1,970,887 shares of the Issuer's Common Stock, $0.00001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [x]

                   ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

                  FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2002

INDEX


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements
Consolidated Balance Sheet..............................................3

Consolidated Statements of Operations...................................4

Consolidated Statements of Cash Flows...................................5

Notes to Interim Consolidated Financial Statements......................6

Item 2.  Management's Discussion and Analysis...........................8

Item 3.  Controls and Procedures........................................10

PART II   OTHER INFORMATION

Item 1. Legal Proceedings..............................................11

Item 2. Changes in Securities..........................................11

Item 3. Defaults Upon Senior Securities................................11

Item 4. Submission of Matters to a Vote of Security Holders............11

Item 5. Other Information..............................................11

Item 6. Exhibits and Reports on Form 8-K...............................11

       Signatures......................................................12


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

                   ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES
                       INTERIM CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (Unaudited)


ASSETS
Current assets
   Cash                                                                 $756,033
   Accounts receivable                                                   435,746
                                                                         -------
Total current assets                                                   1,191,779

Property and equipment, net                                              172,220

Other assets
   Security deposit                                                        8,423
   Marketable Equity Securities                                           42,044
   Officer loans                                                          43,267
                                                                         -------
Total other assets                                                        93,734
                                                                         -------

Total Assets                                                           1,457,733
                                                                       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued expenses                                 261,495
                                                                         -------
Total current liabilities                                                261,495

Stockholders' Equity
  Preferred stock: $0.0001 par value; authorized shares,
    5,000,000 shares; issued and outstanding, none                          None
  Common Stock: $0.00001 par value; authorized shares,
    200,000,000; issued and outstanding, 1,970,887                            20
   Additional paid in capital                                          3,556,396
   Other comprehensive loss                                               (6,006)
   Retained earnings (accumulated deficit)                            (2,354,172)
                                                                      ----------
Total stockholders' equity                                             1,196,238
                                                                      ----------

Total Liabilities and Stockholders' Equity                             1,457,733
                                                                      ==========


See condensed notes to consolidated financial statements.

                   ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                              For The Three      For The Three      For The Nine        For The Nine
                                                              Months Ended       Months Ended       Months Ended        Months Ended
                                                             Sept. 30, 2002     Sept. 30, 2001     Sept. 30, 2002      Sept. 30,2001
                                                           -------------------------------------------------------------------------
Revenues                                                   $242,354             $105,134           $659,126            $311,279
Cost of revenues                                             66,216               45,148            157,531             159,546
                                                           -------------------------------------------------------------------------
Gross profit                                                176,138               59,986            501,595             151,733

General and administrative expenses                         112,382              135,553            326,189             423,482
Interest income                                               3,460                7,522             13,381              30,966
Provision for income taxes                                        -                    -                  -                   -
Net income (loss) available to common stockholders         $ 67,216             $(68,045)          $188,787            $(240,783)
                                                          -------------------------------------------------------------------------
Basic and diluted income (loss) per common share           $  0.034               (0.035)             0.096               (0.122)
                                                           =========================================================================
Basic and diluted weighted average common
shares outstanding                                         1,970,887            1,970,887          1,970,887           1,970,887
                                                           =========================================================================


See condensed notes to consolidated financial statements.

                   ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

Nine months ended September 30:                                            2002                         2001
                                                                           ------------------------------------------
Cash flows from operating activities
   Net income (loss)                                                       $188,787                     $(240,783)
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
   Depreciation                                                              99,102                        50,772
   Revenue recognized for services rendered                                 (48,050)                            -
   Changes in assets and liabilities
      (Increase) decrease in accounts receivable                           (283,737)                       48,577
      (Increase) decrease in other receivable                                                                (100)
      (Increase) decrease in prepaid rent                                     2,721                             -
      (Increase) decrease in accrued interest receivable                     (2,500)                            -
       Increase (decrease) in accounts payable                               70,702                       83,526
   Total adjustments                                                       (161,762)                     182,775
Net cash provided by (used in) operating activities                          27,025                      (58,008)

Cash flows from investing activities
   Advances to officers                                                           -                      (40,000)
   Purchase of property and equipment                                       (97,595)                      (9,333)
                                                                           ------------------------------------------
Net cash flows used in investing activities                                 (97,595)                     (49,333)

Cash flows from financing activities                                              -                            -
                                                                           ------------------------------------------
Increase (decrease) in cash and cash equivalents                            (70,570)                    (107,341)
Cash and cash equivalents, beginning of period                              826,603                      938,147
                                                                           ------------------------------------------
Cash and cash equivalents, end of period                                   $756,033                      830,806
                                                                           ==========================================
Supplemental Information:
  Cash Paid For:
    Interest                                                                      -                            -
    Income Taxes                                                                  -                            -


See condensed notes to consolidated financial statements.

                   ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 1 - PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management of Entheos Technologies, Inc. and subsidiaries (the Company), include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2002 and the results of operations for the three and nine months ended September 30, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2001 Annual Report on Form 10-KSB.

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

NOTE 2 - SIGNFICANT ACCOUNTING POLICIES

Marketable Equity Securities - During the quarter ended September 30, 2002, the Company adopted Statement of Financial Accounting Standards No. ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities." Marketable equity securities consist of Rule 144 restricted common stock and are stated at market value as determined by the most recently traded price at the balance sheet date. All marketable equity securities in these financial statements are defined as available-for-sale securities under the provisions of SFAS No. 115. Investments available for current operations are classified in the balance sheet as current assets; investments held for long-term purposes are classified as noncurrent assets. Unrealized gains or losses, net of the related income tax effect, are excluded from earnings and are reported as a separate component of stockholders' equity in comprehensive income (loss), net of taxes, until realized. Realized gains and losses are included in earnings in the period they arise.

NOTE 3 - EARNINGS PER SHARE

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements. Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share. The computation of basic income (loss) per share is as follows at September 30, 2002:

                                For The Three       For The Three              For The Nine         For The Nine
                                 Months Ended       Months Ended               Months Ended         Months Ended
                                Sept. 30, 2002      Sept. 30, 2001            Sept. 30, 2002       Sept. 30,2001
Numerator-net
income (loss)
available to common
stockholders                    $   67,216          $  (68,045)               $188,787             $(240,783)

Denominator-
weighted average
number of common
shares outstanding               1,970,887           1,970,887                1,970,887            1,970,887

Basic and diluted
income (loss) per
common share                    $    0.034          $   (0.035)               $   0.096            $  (0.122)


NOTE 4 - RELATED PARTY TRANSACTIONS

On August 7, 2002, the Company agreed to accept 600,625 shares of restricted common stock from eDeal.net, Inc. in lieu of the cash payment of $48,050 due from eDeal.net, Inc. at June 30, 2002 for web development and web hosting services rendered. The number of eDeal.net, Inc. shares issued to satisfy its debt to Entheos was calculated based on the most recent quoted market closing price of eDeal's common stock ($0.08 per share). Mr. Herdev S. Rayat, a Director, Secretary and Treasurer of Entheos is a Director, President and majority shareholder of eDeal.net. Mr. Harmel S. Rayat, a Director and majority shareholder of Entheos is a Director, Secretary and Treasurer of eDeal.net.

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

Results of operations

Revenues. The Company generated revenues of $242,354 and $659,126 in revenues for the three and nine months ended September 30, 2002, respectively, versus $105,134 and $311,279, respectively, for the same periods in 2001. Substantially all of Entheos' revenues were derived from Innotech Corporation, a company represented by the same director as Entheos. In the event we did not continue to provide emailing services to Innotech, our sales would decrease substantially and Entheos' operations would suffer a material adverse impact.

Cost of revenues. The Company incurred $66,216 and $157,531 in cost of revenues for the three and nine months ended September 30, 2002, respectively, versus $45,148 and $159,546, respectively for the same periods in 2001. These cost of revenues were 27% and 24% of revenues for the three and nine month periods ended September 30, 2002, and 43% and 51% for the same periods in 2001. The significant decrease in costs of revenues is a result of significantly lower personnel costs due to the loss of approximately five employees during 2001 that contributed to the initial ongoing costs of developing and maintaining the Company's operations. The Company currently has four employees.

General and administrative expenses. During the three and nine months ended September 30, 2002, the Company incurred $112,382 and $326,189, respectively, in general and administrative expenses, a decrease of 17% and 23% from the same periods in 2001. These decreases are primarily due to lower salary expenses resulting from the loss of five employees during 2001 due to a reduction in the ongoing costs of developing and maintaining the Company's operations. Included in general and administrative expenses for the nine months ended September 30, 2002 and 2001 is $108,000 in management fees due to a director of the Company for services rendered.

Interest income. Interest income was $3,460 and $13,381 for the three and nine-month period ended September 30, 2002 versus $7,522 and $30,966 for the same periods in 2001, respectively. The decrease in interest income is a direct result of changes in interest rates. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for income taxes. As of September 30, 2002, the Company's accumulated deficit was $2,354,172 and as a result, there has been no provision for income taxes to date.

Net income (loss). For the three and nine months ended September 30, 2002 and 2001, the Company recorded net income of $67,216 and $188,787 and net loss of $(68,045) and $(240,783), respectively. The increases are a result of the Company's ongoing efforts to reduce operating expenses and improve revenues.

Liquidity and Capital Resources

As at September 30, 2002, the Company had a cash balance of $756,033, compared to $826,603 as at December 31, 2001. The Company has financed its operations primarily through cash on hand during the six-month period ending September 30, 2002.

Cash flows.

(i) operating activities - net cash provided by operating activities was $27,025 for the nine- month period ending September 30, 2002, compared to net cash used of $58,008 for the same period in 2001. This change was primarily due to a decrease in net losses, offset by an increase in accounts receivable and an increase in accounts payable.

(ii) investing activities - net cash flows used in investing activities was $97,595 and $49,333 for the nine-month period ending September 30, 2002 for the purchase of additional equipment required by the Company's operations compared to net cash flows used in investing activities of $49,333 for the same period in 2001 representing an officer loan of $40,000 and the purchase of additional equipment of $9,333.

The Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to operate its business profitably in the future, recruit and train qualified management, technical and sales personnel, and the Company's ability to compete against other, better- capitalized corporations. The Company has adequate cash to satisfy its cash requirements over the next twelve months. The Company may raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.

Related Party Transactions

During the nine-month period ended September 30, 2002 and 2001, the Company charged $108,000 to operations for management and consulting fees incurred for services rendered by the director and majority stockholder. Included in accounts payable at September 30, 2002 is a payable of $246,666 representing accrued, but unpaid fees through September 30, 2002.

The entire balance in accounts receivable of $435,746 at September 30, 2002, consists of amounts due from a related entity, Innotech Corporation, for services rendered. On August 7, 2002, the Company agreed to accept 600,625 shares of restricted common stock from eDeal.net in lieu of the cash payment of $48,050 due from eDeal.net at June 30, 2002 for web development and web hosting services rendered. The number of eDeal.net shares issued to satisfy its debt to Entheos was calculated based on the most recent quoted market closing price of eDeal.net's common stock ($0.08 per share.)

Critical accounting policies

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued the following accounting pronouncements, none of which are expected to have a significant effect, if any, on the company's financial statements:

April 2002 - SFAS No. 145 - "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement is effective for fiscal years beginning after May 15, 2002.

June 2002 - SFAS No. 146 - "Accounting for Costs Associated with Exit or Disposal Activities," which applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Effective for exit or disposal activities initiated after December 31, 2002.

October 2002 - SFAS No. 147 - "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9, " which applies to the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. Effective for acquisitions for which the date of acquisition is on or after October 1, 2002.

ITEM 3.           Controls and Procedures

The chief executive officer and the principal financial officer of the Registrant have concluded based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in the reports filed or submitted by it under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Registrant in such reports is accumulated and communicated to the Registrant's management, including the president, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II - Other Information

Item 1.   Legal Proceedings.  None

Item 2.   Changes in Securities.  None

Item 3.   Defaults Upon Senior Securities.  None

Item 4.   Submission of Matters to a Vote of Security Holders

On August 12, 2002, at the Company's annual general shareholder meeting, the shareholders approved the following: (1) the Company appointed to the Board of Directors Kesar S. Dhaliwal, Harmel S. Rayat, and Herdev S. Rayat; (2) the Company appointed Kesar S. Dhaliwal as President and Herdev S. Rayat as Secretary and Treasurer; (3) the Company appointed Clancy and Co., P.L.L.C. as the Company's independent auditors for the fiscal year ending December 31, 2002; and (4) ratification of all past actions taken by the Board of Directors. There were represented by proxy or in person 741,708 shares of the Corporation which constituted a quorum, there currently being 1,970,887 shares issued and outstanding. Voting totals were as follows:


                                                  For        Against            Abstain
(1) and (2)  Directors and Officers             741,100      0                  608
(3)  Independent Auditors                       741,073      592                43
(4)  Other                                      741,113      595                0


Item 5.   Other Information.  None

Item 6    Exhibits and Reports on Form 8-K

(a) Exhibits.  None
(b) Reports on Form 8-K.  None

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

                                                       ENTHEOS TECHNOLOGIES, INC

                                                           /s/ Kesar S. Dhaliwal
                                                           ---------------------
                                                               Kesar S. Dhaliwal
                                                               CEO and President

                                                             /s/ Harmel S. Rayat
                                                               -----------------
                                                                 Harmel S. Rayat
                                                                        Director

                                                             /s/ Herdev S. Rayat
                                                               -----------------
                                                                 Herdev S. Rayat
                                                 Director, Secretary & Treasurer
                                                     Principal Financial Officer

Dated: October 31, 2002

                                 CERTIFICATIONS

I, Kesar S. Dhaliwal, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Entheos Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002

/S/ Kesar S. Dhaliwal
-----------------------
Kesar S. Dhaliwal
Chief Executive Officer

I, Herdev S. Rayat, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Entheos Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002

/S/ Herdev S. Rayat
-----------------------
Herdev S. Rayat
Principal Financial Officer