Form 10KSB/A
period 2001-12-31
ENTHEOS TECHNOLOGIES INC
filed 2003-02-20
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

Commission file number 000-30156

ENTHEOS TECHNOLOGIES INC.

(Name of small business issuer as specified in its charter)

NEVADA

98-0170247

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

Unit 216 – 1628 West 1st Avenue, Vancouver, B.C.

V6J 1G1

(Address of principal executive offices)

(Zip Code)

Registrant's telephone number, including area code:

(604) 659-5005

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

Aggregate market value of Common Stock,  $0.00001 par value, held by non-affiliates of the registrant as of March 15th, 2002: $64,960.  Number of shares of Common Stock, $0.00001 par value, outstanding as of March 15th, 2002: 1,970,887.

ANNUAL REPORT ON FORM 10-KSB/A #1

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

TABLE OF CONTENTS

PART I

   Page

Item 1. Description of Business

3

Item 2. Description of Property

7

Item 3. Legal Proceedings

7

Item 4. Submissions of Matters to a Vote of Security Holders

7

PART II

Item 5. Market for the Registrants' Common Equity and Related Stock-

             Holder Matters

7

Item 6. Management's Discussion and Analysis of Financial Condition and

             Results of Operations

8

Item 7. Financial Statements

10

Item 8. Changes in and Disagreements With Accountants on Accounting and

             Financial Disclosure

23

PART III

Item 9. Directors and Executive Officers of the Registrant

23

Item 10. Executive Compensation

24

Item 11. Security Ownership of Certain Beneficial Owners and Management

25

Item 12. Certain Relationships and Related Transactions

25

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

THE COMPANY

Entheos Technologies Inc. ("Entheos" or the "Company"), through its wholly owned subsidiary, Email Solutions, Inc., operates as an application service provider developing reliable, scalable, real time, high volume outsourced email services. The Company also operates a media streaming portal website (www.whatsonline.com) and a website focused on the home improvement market  (www.callapro.com). On March 21, 2001, Entheos announced its plans to sell both of its online properties due to low traffic and lack of meaningful revenues from the sites. To date, the Company has not received any offers of interest from prospective purchasers of the Company’s online assets.

The Company was incorporated under the laws of the State of Utah on July 14, 1983, under the name of Far West Gold, Inc. On May 9, 1996, the stockholders authorized a name change to Far West Resources, Inc. On June 30, 1997, the stockholders authorized a name change to American Alliance Corporation and authorized a change in the state of domicile from Utah to Nevada. In January 1999, the company entered into the field of targeted Internet streaming with the launch of www.eviewonline.com, which was subsequently merged with www.whatsonline.com. On May 20, 1999, the Company changed its name to WhatsOnline.com, Inc.

At the Annual Meeting of Shareholders held on June 30, 2000, the shareholders of the Company approved a proposal to permit the Company's Board of Directors, in its discretion, to change the Company’s name from WhatsOnline.com, Inc. to Entheos Technologies, Inc. and approved a forward two to one stock split of the Company's authorized, and issued and outstanding shares of common stock. On September 15, 2000, the Company purchased 100% of the voting common stock of Email Solutions, Inc., a Nevada corporation, for $283,000.  On July 12, 2001, the Company’s shareholders approved a 25:1 reverse split of the Company’s common stock, with the par value remaining the same.

Email Solutions Inc.

Through its wholly owned subsidiary, Email Solutions, Inc., Entheos Technologies is evolving as an Application Service Provider (“ASP”) developing reliable, scalable, real time, high volume outsourced email services. An ASP is a third-party service firm, which deploys, manages, and remotely hosts a pre-packaged software application through centrally located servers.

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

OVERVIEW

Entheos Technologies Inc. ("Entheos" or the "Company"), through its wholly owned subsidiary, Email Solutions, Inc., operates as an ASP developing reliable, scalable, real time, high volume outsourced email services. The Company also owns a media streaming portal website (www.whatsonline.com) and a website focused on the home improvement market  (www.callapro.com). On March 21, 2001, the Company announced its plans to sell both of its online properties due to low traffic to and lack of meaningful revenues from the sites. To date, the Company has not received any offers of interest from prospective purchasers of the Company’s online assets.

RESULTS OF OPERATIONS

Revenues. The Company generated revenues of $463,288 for the year ended December 31, 2001, versus $153,711 for the year ended December 31, 2000.  This increase of $309,577, or 201%, is a direct result of a greater volume of emails being sent by the Company’s principal client, Innotech Corporation, which became a client of the Company during the fourth quarter of 2000. The Company and Innotech Corporation have a common Director and majority shareholder.

Cost of Revenues. During 2001, the Company incurred $258,609 in cost of revenues, an increase of 484% over 2000 expenses of $44,268.  The increase is primarily attributable to additional costs related to forwarding a larger volume of emails, as well as continued development of the Company’s ASP emailing infrastructure.

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

Net Loss. For the year ended December 31, 2001, the Company recorded a net loss of $317,965, or 0.16 per share, versus a net loss of $771,547, or $0.39 per share, for the same twelve-month period ending December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

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

The Company’s principal source of liquidity is cash in bank and for the next twelve months, the Company has sufficient cash to meet its operating needs.  The Company incurs management fees from the services of its president and majority shareholder at the rate of $12,000 per month, which will result in a decrease in the Company’s cash position unless the debt is converted to equity in lieu of cash paid.

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

RELATED PARTY TRANSACTIONS

Officer loans at December 31, 2001 represent a loan in the amount of $40,000 dated September 10, 2001, to the president of the Company, plus $767 accrued interest.  The terms of the loan include interest at 6.25 percent per annum, with both the principal and interest due at maturity, which is September 10, 2003.

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

On September 15, 2000, the Company purchased 100% of the voting common stock of Email Solutions, Inc., a Nevada corporation, from Innotech Corporation (formerly known as Equityalert.com, Inc.), for $283,000.  Email Solutions, Inc.’s assets consist primarily of software and computer hardware equipment used in the emailing of the public company and mutual fund news alerts.  Entheos provides emailing services for Innotech Corporation.  The director and majority shareholder of Innotech Corporation is also the director and majority shareholder of Entheos Technologies, Inc.  The Company recorded the purchase at net book value in a manner similar to a pooling of interests because the purchase occurred between entities under common control.  The excess of the cost of the acquired company over the net assets acquired at their book values were charged to additional paid in capital, which was $27,591.

All of the Company’s revenues were derived from one customer, Innotech Corporation.  The director and majority shareholder of Innotech Corporation is also a director and majority shareholder of Entheos Technologies, Inc.

ITEM 7: FINANCIAL STATEMENTS

TABLE OF CONTENTS

Independent Auditors’ Report

11

Consolidated Balance Sheets at December 31, 2001 and 2000

12

Consolidated Statements of Operations for the years ended

December 31, 2001 and 2000

13

Consolidated Statements of Stockholders’ Equity for years ended

December 31, 2001 and 2000

14

Consolidated Statements of Cash Flows for the years ended

December 31, 2001 and 2000

15

Notes to the Consolidated Financial Statements

16-23

INDEPENDENT AUDITORS’ REPORT

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

/s/  Clancy and Co., P.L.L.C.

Clancy and Co., P.L.L.C.

Phoenix, Arizona

February 22, 2002

ENTHEOS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2001 AND 2000

ASSETS	2001	2000

Current Assets
Cash	$ 826,603	$ 938,147
Accounts Receivable – Related Party (Note 3)	152,009	153,711
Prepaid Expenses	2,721	0
Total Current Assets	981,333	1,091,858

Property and Equipment, Net (Note 2)	173,727	305,862

Other Assets
Security Deposit	8,423	0
Officer Loans – Related Party (Note 3)	40,767	0
Intangible Assets, net of amortization of $11,250	0	38,750
	49,190	38,750

Total Assets	$ 1,204,250	$ 1,436,470

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$ 2,127	$ 17,049
Accounts Payable – Related Party (Note 3)	188,667	88,000
Total Current Liabilities	190,794	105,049

Commitments and Contingencies	None	None

Stockholders' Equity
Preferred Stock: $0.0001 Par Value, Authorized: 10,000,000 Issued and outstanding: None	None	None
Common Stock: $0.00001 Par Value, Authorized: 200,000,000 Issued and Outstanding, 1,970,887	20	20
Additional Paid In Capital	3,556,396	3,556,396
Accumulated Deficit	(2,542,960)	(2,224,995)
Total Stockholders' Equity	1,013,456	1,331,421

Total Liabilities and Stockholders’ Equity	$ 1,204,250	$ 1,436,470

The accompanying notes are an integral part of these financial statements

ENTHEOS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

Year Ended December 31:	2001	2000

Revenues – Related Party (Note 3)	$ 463,288	$ 153,711

Cost of Revenues – (Officer Wages: $106,267 [2001] and $15,940 [2000])	258,609	44,268

Gross Margin	204,679	109,443

General and Administrative Expenses
Management and Consulting Fees – Related Party (Note 3)	166,847	100,000
Officer Wages	21,253	111,580
Salaries and Wages	83,161	311,653
Depreciation and Amortization	139,635	183,088
Other Operating Expenses	147,875	261,273
Total General and Administrative Expenses	558,771	967,594

Operating Loss	(354,092)	(858,151)

Interest Income	36,127	86,604

Net Loss Available to Common Stockholders	$ (317,965)	$ (771,547)

Basic Loss Per Share of Common Stock	$ (0.16)	$ (0.39)

Weighted Average Number of Common Shares Outstanding	1,970,887	1,970,887

The accompanying notes are an integral part of these financial statements

ENTHEOS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS DECEMBER 31, 2001 AND 2000

	Preferred Stock	Common Shares	Stock Amount	Additional Paid In Capital	Retained Earnings (A Deficit)	Total
Balance, December 31, 1999	0	1,970,887	20	3,583,987	(1,453,448)	$ 2,130,559
Purchase of Subsidiary (Note 3)				(27,591)		(27,591)
Loss, year ended December 31, 2000		-	-	-	(771,547)	(771,547)
Balance, December 31, 2000	0	1,970,887	20	3,556,396	(2,224,995)	1,331,421
Loss, year ended December 31, 2001		-	-	-	(317,965)	(317,965)
Balance, December 31, 2001	0	1,970,887	$ 20	$ 3,556,396	$ (2,542,960)	$ 1,013,456

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

DECEMBER 31, 2001 AND 2000

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

On July 12, 2001, the Company’s shareholders approved a 25:1 reverse split of the Company’s common stock, with the par value remaining the same.

Nature of operations.  The Company is an Application Service Provider (ASP) providing reliable, real time, high volume outsourced email service. The Company’s provides emailing services to the membership base of a related company, Innotech Corporation

Summary of Significant Accounting Policies.

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

Concentration of Credit Risk – The Company maintains U.S. dollar cash balances in Canadian banks that are not insured.  All of the Company’s revenues were derived from one customer, Innotech Corporation.  The director and majority shareholder of Innotech Corporation is also a director and majority shareholder of Entheos Technologies, Inc.

Fixed Assets and Depreciation - Fixed assets are stated at cost and are depreciated under the straight line method over the estimated useful life of the assets for financial statement purposes, and on accelerated methods for tax purposes.  Repairs and maintenance are charged to operations as incurred.

Intangible Assets - Intangible assets represent the Company name and are recorded at cost in accordance with Accounting Principles Board (APB) Opinion No. 17, “Intangible Assets.”  The Company amortizes the intangible assets using the straight-line method over its estimated useful life.  Continually, the Company evaluates whether the estimated useful life used to amortize the intangible asset is appropriate due to changing facts and circumstances resulting in increases or decreases in the asset’s estimated useful life, and records the change prospectively.  During the fourth quarter of 2001, the Company wrote off the entire amount and charged to operations $31,250.  Amortization expense charged to operations during 2001 and 2000 was $7,500 and $10,000, respectively.

Long-Lived Assets – The Company records impairment losses on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

Revenues and Accounts Receivables - Revenues are derived from providing emailing services and are recognized when the services are performed, which is in accordance with SEC Staff Accounting Bulletin (SAB) 101, “Revenue Recognition in Financial Statements.” Accounts receivable for both periods presented represents one customer.  The Company uses the direct

ENTHEOS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

write-off method for receivables which is not in accordance with generally accepted accounting principles, but the departure is not material to the financial statements.

Advertising Costs - Advertising costs are expensed as incurred.  Total advertising costs charged to operations for the years ended December 31, 2001 and 2000 were $2,477 and $11,334, respectively.

Cost Recognition - Cost of sales includes all direct material and labor used to provide the emailing services.  General and administrative costs are charged to operating expenses as incurred.

Income Taxes - The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.”  Under SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting

for Stock Issued to Employees.”  Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.  SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

Earnings Per Share - Basic earnings or loss per share is based on the weighted average number of common shares outstanding.  Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  Basic earnings/loss per share is computed by dividing net income applicable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period.  All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, “Earnings Per Share.”  Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented.    All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Capital Structure - The Company discloses its capital structure in accordance with SFAS No. 129, “Disclosure of Information about Capital Structure,” which establishes standards for disclosing information about an entity’s capital structure.

ENTHEOS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

Comprehensive Income – The Company includes items of other comprehensive income by their nature in a financial statement and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the balance sheet.  For the periods presented, other comprehensive income (loss) includes unrealized losses on marketable equity securities.

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

Start-up Expenses – The Company accounts for start-up costs in accordance with Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-up Activities.”  SOP 98-5 provides guidance on the financial reporting of start-up and organization costs and requires such costs to be expensed as incurred.  During 2000, the Company charged off $649 of organization costs.  The transaction did not have a material effect on the financial statements.

Fair Value of Financial Instruments - For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, and debt, the carrying amounts approximate fair value due to their short maturities.

Reclassification - Certain prior period amounts have been reclassified to conform to the current year presentation.  These changes had no effect on previously reported results of operations or total stockholders’ equity.

Recent Accounting Pronouncements - The Financial Accounting Standards Board (“FASB”) has issued the following pronouncements, none of which are expected to have a significant affect on the financial statements:

SFAS No.141, “Business Combinations.”  SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for

ENTHEOS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

goodwill and other intangible assets subsequent to their acquisition.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.

FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Officer loans at December 31, 2001 represent a loan in the amount of $40,000 dated September 10, 2001, to the president of the Company, plus $767 accrued interest.  The terms of the loan include interest at 6.25 percent per annum, with both the principal and interest due at maturity, which is September 10, 2003.

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

ENTHEOS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

On September 15, 2000, the Company purchased 100% of the voting common stock of Email Solutions, Inc., a Nevada corporation, from Innotech Corporation (formerly known as Equityalert.com, Inc.), for $283,000.  Email Solutions, Inc.’s assets consist primarily of software and computer hardware equipment used in the emailing of the public company and mutual fund news alerts.  Entheos provides emailing services for Innotech Corporation.  The director and majority shareholder of Innotech Corporation is also the director and majority shareholder of Entheos Technologies, Inc.  The Company recorded the purchase at net book value in a manner similar to a pooling of interests because the purchase occurred between entities under common control.  The excess of the cost of the acquired company over the net assets acquired at their book values were charged to additional paid in capital, which was $27,591.

All of the Company’s revenues were derived from one customer, Innotech Corporation.  The director and majority shareholder of Innotech Corporation is also a director and majority shareholder of Entheos Technologies, Inc.

NOTE 4 - INCOME TAXES

There is no current or deferred tax expense for any of the periods indicated, due to the Company’s loss position.  The benefits of timing differences have not been previously recorded.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a 100% valuation allowance against the deferred tax asset.  The income tax effect, utilizing a 35% income tax rate, of temporary differences comprising the deferred tax assets and deferred tax liabilities is a result of the following at December 31:

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

The Company has available net operating loss carryforwards of approximately $2,300,000 for tax purposes to offset future taxable income which begin to expire through the year 2021.  Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

ENTHEOS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

NOTE 5 - STOCK OPTIONS

On July 12, 2001, the Company shareholders’ approved the adoption of the 2001 Stock Option Plan with 20,000,000 common shares reserved for issuance thereunder.  As of the date of issuance of these financial statements, no shares have been granted under the plan.  During the fourth quarter of 2001, the Company canceled all of the outstanding options granted under the 1997 and 1998 Stock Option plans, which provided for the granting of stock options to officers and key employees.

The objectives of these plans include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing employees the opportunity to acquire common stock.  Options outstanding under the Company’s two stock option plans were granted at prices which were either equal to or above the market value of the stock on the date of grant.

The status of the Company’s stock option plans are summarized below as of December 31:

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

          192,800)

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

ENTHEOS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

NOTE 8 – INTERIM INFORMATION

The Company’s quarterly financial report for the quarter ended March 31, 2001 inadvertently included only two months of sales, whereas the quarter ended June 30, 2001 included four months of sales.  Accordingly, the periods above should have reported the following net losses and related loss per share amounts, which have been adjusted for the reverse stock split, respectively, as follows:  March 31-$103,592 and $0.04; June 30-$69,587 and $0.05.  There was no effect on the cumulative results of operations.

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON  ACCOUNTING  AND FINANCIAL DISCLOSURE

None.

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information regarding each of the directors and officers of the Company:

KESAR S. DHALIWAL (Age 40) President and Chief Executive Officer,  Director. Mr. Dhaliwal has international business management experience in North America, Asia and Europe.  Between 1993 and just prior to joining  WhatsOnline.com in December 1998, Mr.  Dhaliwal lead two technology  companies  which developed and marketed real time Internet based information  technology platforms to financial services institutions.  From 1986 through  1993,  Mr.  Dhaliwal  was the Chief  Strategic Officer  and  Investment  Officer  for a large  multi-national  Singapore  based conglomerate.  His duties included  expanding the company's  diverse  operations into shipping,  construction,  hospitality and entertainment.  From 1984 through 1986, Mr. Dhaliwal was president of an international  hospitality company, where he developed and executed the company's expansion strategy from North America to Europe and Asia. Mr. Dhaliwal joined the Company as a director and its President and Chief Executive Officer on December 1st, 1998.

HARMEL S. RAYAT (Age 40). Chairman, Director. Mr. Rayat has been in the venture capital industry since 1981. Between January 1993 and April 2001, Mr. Rayat served as the president of Hartford Capital Corporation, a company that provides financial consulting services to emerging growth corporations. From  April  2001  through  January  2002, Mr.  Rayat  acted  as an independent  consultant advising  small  corporations. Since January 2002, Mr. Rayat has been president of Montgomery Asset Management Corporation, a privately held firm providing financial consulting services to emerging growth corporations. Mr. Rayat is also a Director of Innotech Corporation, Enterprise Technologies, Inc and Zeta Corporation. Mr. Rayat has served as a Director of the Company since March 18th, 1996.

HERDEV S. RAYAT (Age 44), Secretary, Treasurer, Director. Since 1994, Mr. Rayat has  served as President of Thor West  Management  Group, Inc.,  a  privately held management  and consulting  services  company. Mr. Rayat is also a Director of e.Deal.net, Inc. He has served on the Board of Entheos Technologies since April 10, 2001.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("the Commission"). Directors, officers and greater than 10 percent beneficial owners are required by applicable regulations to furnish the Company with copies of all forms they file with the Commission pursuant to Section 16(a). Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that during fiscal 2001 all filing requirements applicable to its directors and executive officers were  not satisfied.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Other	Securities Underlying Options Granted	All Other Compensations
Kesar S. Dhaliwal CEO, President, Director	2001	$127,520	$0	$0	0	$0
	2000	$127,520	$0	$1494	0	$0
	1999	$76,712	$0	$0	0	$0
Harmel S. Rayat* Chairman, Director	2001	$43,333	$0	$29,706	0	$0
	2000	$12,000	$0	$0	0	$0
	1999	$200,000	$0	$0	0	$0
Herdev S. Rayat Secretary, Treasurer, Director	2001	$0	$0	$0	0	$0
	2000	$0	$0	$0	0	$0
	1999	$0	$0	$0	0	$0

*During 2001 and 2000, the Company accrued $144,000 and $100,000, respectively, to operations for management and consulting fees incurred for services rendered by the Chairman and principal stockholder.  Of the $100,000 accrued in 2000, $12,000 was paid in 2000 and $43,333 in 2001.

STOCK OPTION GRANTS IN 2001

     Shown below is further information regarding employee stock options awarded during 2001 to the Company’s officers and directors:

  Number of

  % of Total

  Securities

  Options

  Underlying

  Granted to

   Exercise

 Expiration

Name

  Options

  Employees

   Price

 Date

None

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following  table sets forth,  as of March 15th, 2002,  the  beneficial ownership of the Company's Common Stock by each director, executive officer of the  Company and  each person known by the Company to  beneficially  own more than 5% of the Company's  Common Stock  outstanding as of such date and the executive officers and directors of the Company as a group.

     Number of Shares

Person or Group

     of Common Stock

            Percent

Harmel S. Rayat (1)

  649,648

32.9%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Kesar S. Dhaliwal

        0

0.0%

311- 15 Wertheim Court

Richmond Hill, Ontario L4B 3H7

Herdev S. Rayat

   51,040

2.6%

214 - 1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Directors and Executive Officers

  700,688

35.5%

as a group (3 persons)

(1) Includes 9,648 shares held by Tajinder Chohan, Mr. Rayat's wife. Mr. Rayat disclaims beneficial ownership of the shares beneficially owned by his wife.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Officer loans at December 31, 2001 represent a loan in the amount of $40,000 dated September 10, 2001, to the president of the Company, plus $767 accrued interest.  The terms of the loan include interest at 6.25 percent per annum, with both the principal and interest due at maturity, which is September 10, 2003.

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

On September 15, 2000, the Company purchased 100% of the voting common stock of Email Solutions, Inc., a Nevada corporation, from Innotech Corporation (formerly known as Equityalert.com, Inc.), for $283,000.  Email Solutions, Inc.’s assets consist primarily of software and computer hardware equipment used in the emailing of the public company and mutual fund news alerts.  Entheos provides emailing services for Innotech

Corporation.  The director and majority shareholder of Innotech Corporation is also the director and majority shareholder of Entheos Technologies, Inc.  The Company recorded the purchase at net book value in a manner similar to a pooling of interests because the purchase occurred between entities under common control.  The excess of the cost of the acquired company over the net assets acquired at their book values were charged to additional paid in capital, which was $27,591.

All of the Company’s revenues were derived from one customer, Innotech Corporation.  The director and majority shareholder of Innotech Corporation is also a director and majority shareholder of Entheos Technologies, Inc.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10KSB.

No reports on Form 8-K were filed during the Company's fourth fiscal quarter.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned,  thereunto  duly  authorized on this 19th  day of February, 2003.

ENTHEOS TECHNOLOGIES, INC.

(formerly WhatsOnline.com, Inc.)

___________________________

By:  Stanley D. Wong

President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

 Director and Chairman

February 19, 2003

_______________

Harmel S. Rayat

Signature

Title

Date

Director, Secretary/Treasurer

February 19, 2003

__________________

Terry DuMoulin

CERTIFICATIONS

I, Stanley D. Wong, certify that:

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

Date: February 19, 2003

_______________________
Stanley D. Wong

Chief Executive Officer

I, Terry DuMoulin, certify that:

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

Date: February 19, 2003

_______________________

Terry DuMoulin

Principal Financial Officer