Form 10QSB/A
period 2002-03-31
ENTHEOS TECHNOLOGIES INC
filed 2003-02-20
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/Amendment No.1

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

NEVADA

   98-0170247

(State or other jurisdiction of

  (IRS Employer Identification No.)

incorporation or organization)

Suite 216 – 1628 West 1st Avenue, B.C.

   V6J 1G1

(Address of principal executive offices)

(Postal Code)

Registrant's telephone number, including area code:

(604) 659-5005

Check whether the issuer: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  [ X ]      No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: as of April 30, 2002, there were 1,970,887 shares of the Issuer’s Common Stock, $0.00001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [x]

ENTHEOS TECHNOLOGIES, INC.

FORM 10-QSB/A #1, QUARTER ENDED MARCH 31, 2002

INDEX

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheet

3

Consolidated Statements of Operations

            4

Consolidated Statements of Cash Flows

5

Notes to Interim Consolidated Financial Statements

6

Item 2.  Management's Discussion and Analysis

7

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

10

Item 2. Changes in Securities

10

Item 3. Defaults Upon Senior Securities

10

Item 4. Submission of Matters to a Vote of Security Holders

10

Item 5. Other Information

10

Item 6. Exhibits and Reports on Form 8-K

10

       Signatures

11

ITEM 1.  Financial Statements

ENTHEOS TECHNOLOGIES, INC.

INTERIM  CONSOLIDATED BALANCE SHEET

MARCH 31, 2002

(Unaudited)

ASSETS

Current Assets
Cash	$ 881,570
Accounts receivable – Related Party (Note 5)	160,330
Total Current Assets	1,041,900

Property and equipment, net (Note 2)	162,085

Security deposit	8,423

Officer loans – Related Party (Note 5)	43,267

Total Assets	$ 1,255,675

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 10,517
Accounts payable – Related Party (Note 5)	211,333
Total Liabilities	221,850

Stockholders' Equity
Preferred Stock: $0.0001 Par Value; Authorized Shares, 10,000,000 shares; Issued and Outstanding, None	None
Common Stock: $0.00001 Par Value; Authorized Shares, 200,000,000; Issued and Outstanding, 1,970,887	20
Additional paid in capital	3,556,396
Accumulated deficit	(2,522,591)
Total Stockholders' Equity	1,033,825

Total Liabilities and Stockholders’ Equity	$ 1,255,675

See condensed notes to financial statements.

ENTHEOS TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

(Unaudited)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Revenues – related party (Note 5)	$ 160,330	$ 102,796
Revenues	5,000	-
Total Revenues	165,330	102,796

Cost of revenues – Officer Wages	15,940	10,627
Cost of revenues	28,501	41,040
Total Cost of Revenues	44,441	51,667

Gross profit	120,889	51,129

General and administrative expenses
Management and consulting fees – related party (Note 5)	36,000	36,000
Officer wages	15,940	21,253
Salaries and wages	13,782	55,695
Depreciation	33,034	16,924
Other operating expenses	7,965	37,864
Total general and administrative expenses	106,721	167,736

Operating income (loss)	14,168	(116,607)

Interest Income	6,200	13,455

Net income (loss) available to common stockholders	$ 20,368	$ (103,152)

Basic and diluted income (loss) per common share	$ 0.01	$ (0.05)

Weighted average common shares outstanding	1,970,887	1,970,887

See condensed notes to financial statements.

ENTHEOS TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

(Unaudited)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Cash flows from operating activities
Net income (loss)	$ 20,368	$ (103,152)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	33,034	16,924
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(8,321)	115,756
(Increase) decrease in prepaid rent	2,721	0
(Increase) Decrease in accrued interest receivable	(2,500)	0
Increase (Decrease) in accounts payable	31,056	35,728
Total adjustments	55,990	168,408
Net cash provided by operating activities	76,358	65,256

Cash flows from investing activities
Purchase of property and equipment	(21,391)	0
Net cash flows used in investing activities	(21,391)	0

Cash flows from financing activities	0	0

Increase in cash and cash equivalents	54,967	65,256
Cash and cash equivalents, beginning of period	826,603	938,147
Cash and cash equivalents, end of period	$ 881,570	$ 1,003,403

See condensed notes to financial statements.

ENTHEOS TECHNOLOGIES, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management of Entheos Technologies, Inc. and subsidiaries (the Company), include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2002 and the results of operations for the three months ended March 31, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company’s 2001 Annual Report on Form 10-KSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company’s 2001 Annual Report on Form 10-KSB.

Certain accounts have been reclassified to conform to the current period’s presentation.  These changes have no effect on previously reported results of operations or total stockholders’ equity.

NOTE 2 – INTERIM INFORMATION

The Company’s quarterly financial report for the quarter ended March 31, 2001, included only two months of sales, whereas the quarter ended June 30, 2001 included four months of sales.  The statement of operations for the quarter ended March 31, 2001, has been restated by $37,955 in income to reflect three months of sales.  Accordingly, the periods above should have reported the following net losses and related loss per share amounts, which have been adjusted for the reverse stock split, respectively, as follows:  March 31-$103,152 and $0.05; June 30-$69,587 and $0.04.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and Equipment consists of the following at March 31, 2002:

Computer equipment

$ 434,475

Computer software

     70,890

Furniture and fixtures

     12,339

Total

   517,704

Less accumulated depreciation

   355,619

Net book value

$ 162,085

Depreciation expense charged to operations during 2002 was $33,034.

NOTE 4 – EARNINGS PER SHARE

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

	2002	2001
Numerator-net income (loss) available to common stockholders	$ 20,368	$(103,152)
Denominator-weighted average number of common shares outstanding	1,970,887	1,970,887
Basic and diluted loss per common share	$ 0.01	$ (0.05)

NOTE 5 – RELATED PARTY TRANSACTIONS

Officer loans – Officer loans at March 31, 2002, represent a loan in the amount of $40,000 dated September 10, 2001, to the president of the Company, plus $3,267 accrued interest.  The terms of the loan include interest at 6.25 percent per annum, with both the principal and interest due at maturity, which is September 10, 2003.

Revenues and accounts receivable – Approximately 97% (2001: 100%) of our revenues were from an entity whose director and majority shareholder is Harmel S. Rayat our majority shareholder and director.  All of the accounts receivable at March 31, 2002, are related party receivables.

Management and consulting fees – During the three-month period ended March 31, 2002 and 2001, the Company charged $36,000 to operations for management and consulting fees incurred for services rendered by the chairman and majority stockholder.  Included in accounts payable at March 31, 2002 is a payable of $211,333 representing accrued, but unpaid fees through March 31, 2002.

ITEM 2.  Management’s discussion and analysis of financial condition and results of operations

When used in this discussion, the words "believes,” "anticipates,” "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Actual results, performance or achievements could differ materially from those anticipated in such forward looking statements as a result of numerous factors, including but not limited to the Company’s ability to continually expand its client base, future acceptance of its services and other factors described in the company’s filings with the Securities and Exchange Commission. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10QSB and 8-K filed with the Securities and Exchange Commission.

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

Cost of revenues.  The Company incurred $44,441 and $51,667 in cost of revenues for the three months ended March 31, 2002 and 2001, respectively. These cost of revenues were 27% and 50% of revenues for the three-month period ended March 31, 2002 and 2001, respectively.  This decrease is a result of significantly lower personnel costs due to the loss of approximately five employees during 2001 whom contributed to the ongoing costs of developing and maintaining the Company’s operations.

General and administrative expenses.   During the three months ended March 31, 2002, and 2001, the Company incurred $106,721 and $167,736, respectively, in general and administrative expenses, a decrease of 36%. These decreases represent lower salary expenses due to the loss of approximately five employees during 2001.

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

Net income (loss).  For the three months ended March 31, 2002 and 2001, the Company recorded a net income of $20,368 and a net loss of $103,152, respectively.  This decrease is a result of the Company’s ongoing efforts to reduce operating expenses and improve revenues.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2002, the Company had a cash balance of $881,570, compared to $826,603 as at December 31, 2001. The Company has financed its operations primarily through cash on hand during the three-month period ending March 30, 2002.

Net cash provided by operating activities was $76,358 for the three-month period ending March 31, 2002, compared to net cash provided of  $65,256 for the same period in 2001.  This change was primarily due to a decrease in net losses, offset by an increase in accounts receivable.

Net cash flows used in investing activities was $21,391 for the three-month period ending March 31, 2002 for the purchase of additional equipment required by the Company’s operations.

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

RELATED PARTY TRANSACTIONS

Officer loans – Officer loans at March 31, 2002, represent a loan in the amount of $40,000 dated September 10, 2001, to the president of the Company, plus $3,267 accrued interest.  The terms of the loan include interest at 6.25 percent per annum, with both the principal and interest due at maturity, which is September 10, 2003.

Revenues and accounts receivable – Approximately 97% (2001: 100%) of our revenues were from an entity whose director and majority shareholder is Harmel S. Rayat our majority shareholder and director.  All of the accounts receivable at March 31, 2002, are related party receivables.

Management and consulting fees – During the three-month period ended March 31, 2002 and 2001, the Company charged $36,000 to operations for management and consulting fees incurred for services rendered by the chairman and majority stockholder.  Included in accounts payable at March 31, 2002 is a payable of $211,333 representing accrued, but unpaid fees through March 31, 2002.

PART II – Other Information

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

/s/ Stanley D. Wong

---------------------

Stanley D. Wong

CEO And President

/s/ Harmel S. Rayat

-----------------

Harmel S. Rayat

Director

/s/ Terry DuMoulin

-----------------

Terry DuMoulin

Director, Secretary & Treasurer

Dated:  February 19, 2003

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
Stanley D. Wong,

President and CEO

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

13