Form 10QSB/A
period 2002-06-30
ENTHEOS TECHNOLOGIES INC
filed 2003-02-20
CIK 1016708

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

(604) 659-5005

Check whether the issuer: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  [ X ]      No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date.  As of August 7, 2002, there were 1,970,887 shares of the Issuer’s Common Stock, $0.00001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [x]

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-QSB/A #1, QUARTER ENDED JUNE 30, 2002

INDEX

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheet

3

Consolidated Statements of Operations

4

Consolidated Statements of Cash Flows

5

Notes to Interim Consolidated Financial Statements

6

Item 2.  Management's Discussion and Analysis

8

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

11

Item 2. Changes in Securities

11

Item 3. Defaults Upon Senior Securities

11

Item 4. Submission of Matters to a Vote of Security Holders

11

Item 5. Other Information

11

Item 6. Exhibits and Reports on Form 8-K

11

       Signatures

12

ITEM 1. Financial Statements

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

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEET

JUNE 30, 2002

(Unaudited)

ASSETS
Current assets
Cash	$ 922,982
Accounts receivable – related party (Note 4)	241,442
Total current assets	1,164,424

Property and equipment, net	187,407

Other assets
Security deposit	8,423
Officer loans – related party (Note 4)	43,267
Total other assets	51,690

Total Assets	$ 1,403,521

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 27,827
Accounts payable – related party (Note 4)	240,666
Total current liabilities	268,493

Stockholders' Equity
Preferred stock: $0.0001 par value; authorized shares, 5,000,000 shares; issued and outstanding, none	None
Common Stock: $0.00001 par value; authorized shares, 200,000,000; issued and outstanding, 1,970,887	20
Additional paid in capital	3,556,396
Retained earnings (accumulated deficit)	(2,421,388)
Total stockholders' equity	1,135,028

Total Liabilities and Stockholders’ Equity	$ 1,403,521

See condensed notes to consolidated financial statements.

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

(Unaudited)

	For The Three Months Ended June 30, 2002	For The Three Months Ended June 30, 2001	For The Six Months Ended June 30, 2002	For The Six Months Ended June 30,2001
Revenues – related party	$ 241,442	$ 103,348	$ 401,772	$ 206,145
Revenues	10,000	-	15,000	-
Total Revenues	251,442	103,348	416,772	206,145

Cost of revenues
Cost of Revenues – Officer Wages	15,940	31,880	31,880	42,507
Cost of Revenues	30,934	30,851	59,435	71,891
Total Costs of Revenues	46,874	62,731	91,315	114,398

Gross profit	204,568	40,617	325,457	91,747

General and administrative expenses
Management and consulting fees – related party (note 4)	36,000	58,847	72,000	94,847
Officer Wages	15,940	-	31,880	21,253
Salaries and wages	12,302	31,660	26,084	87,355
Depreciation	33,034	16,924	66,068	33,848
Other operating expenses	9,810	12,762	17,775	50,626
Total general and administrative expenses	107,086	120,193	213,807	287,929

Operating income (loss)	97,482	(79,576)	111,650	(196,182)

Interest income	3,721	9,989	9,921	23,444

Net income (loss) available to common stockholders	$ 101,203	$ (69,587)	$ 121,571	$ (172,738)

Basic and diluted income (loss) per common share	$ 0.05	$ (0.04)	$ 0.06	$ (0.09)

Basic and diluted weighted average common shares outstanding	1,970,887	1,970,887	1,970,887	1,970,887

See condensed notes to consolidated financial statements.

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

(Unaudited)

Six months ended June 30:	2002	2001

Cash flows from operating activities
Net income (loss)	$ 121,571	$ (172,738)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	44,045	33,848
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(89,433)	12,407
(Increase) decrease in prepaid rent	2,721	0
(Increase) decrease in accrued interest receivable	(2,500)	0
Increase (decrease) in accounts payable	77,699	53,385
Total adjustments	32,532	99,640
Net cash provided by (used in) operating activities	154,103	(73,098)

Cash flows from investing activities
Purchase of property and equipment	(57,724)	0
Net cash flows used in investing activities	(57,724)	0

Cash flows from financing activities	-	-

Increase (decrease) in cash and cash equivalents	96,379	(73,098)
Cash and cash equivalents, beginning of period	826,603	938,147
Cash and cash equivalents, end of period	$ 922,982	$ 865,049

Supplemental Information:
Cash Paid For:
Interest	-	-
Income Taxes	-	-

See condensed notes to consolidated financial statements.

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

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

NOTE 2 – EARNINGS PER SHARE

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

	For The Three Months Ended June 30, 2002	For The Three Months Ended June 30, 2001	For The Six Months Ended June 30, 2002	For The Six Months Ended June 30,2001
Numerator-net income (loss) available to common stockholders	$ 101,203	$ (69,587)	$ 121,571	$ (172,738)
Denominator-weighted average number of common shares outstanding	1,970,887	1,970,887	1,970,887	1,970,887
Basic and diluted income (loss) per common share	$ 0.05	$ (0.04)	$ 0.06	$ (0.09)

NOTE 3 – INTERIM INFORMATION

The Company’s quarterly financial report for the quarter ended March 31, 2001, included only two months of sales, whereas the quarter ended June 30, 2001 included four months of sales.  The statement of operations for the three and six months ended June 30, 2001 has been restated by $37,956 in income to reflect three months of sales for each period presented.  Accordingly, the periods above should have originally reported the following net losses and related loss per share amounts, which have been adjusted for the reverse stock split in 2001, respectively, as follows:  March 31-$103,592 and $0.04; June 30-$69,587 and $0.05.  There was no effect on the cumulative results of operations or total stockholders’ equity.

NOTE 4 – RELATED PARTY TRANSACTIONS

Officer loans – Officer loans at June 30, 2002, represent a loan in the amount of $40,000 dated September 10, 2001, to the President of the Company, plus $3,267 accrued interest.  The terms of the loan include interest at 6.25 percent per annum, with both the principal and interest due at maturity, which is September 10, 2003.

Revenues and accounts receivable – All of our revenues for 2001 and substantially all of our revenues for 2002 were from entities (edeal.net, Inc. and Innotech Corporation), whose director and majority shareholder is Harmel S. Rayat our majority shareholder and director.  All of the accounts receivable at June 30, 2002, are related party receivables. On August 7, 2002, the Company agreed to accept 600,625 shares of restricted common stock from edeal.net, Inc. in lieu of the cash payment of $48,050 due from edeal at June 30, 2002 for web development and web hosting services rendered.  The number of edeal shares issued to satisfy its debt to Entheos was calculated based on the most recent quoted market closing price of e.deal’s common stock ($0.08 per share.)

Management and consulting fees – During the six-month period ended June 30, 2002 and 2001, the Company charged $72,000 to operations for management and consulting fees incurred for services rendered by the chairman and majority stockholder.  During the six-month ended June 30, 2001, the Company paid $22,847 to an employee who is also a stockholder for consulting services rendered.

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

Results of operations

Revenues.  The Company generated revenues of $251,442 and $416,772 in revenues for the three and six months ended June 30, 2002, respectively, versus $103,348 and $206,145, respectively, for the same periods in 2001.  Two of Entheos’ customers each accounted for more than 10% of its revenues, both of which are represented by the same director as Entheos.  Approximately 97% of Entheos’ revenues were derived (i) 85% from Innotech Corporation (“Innotech”) for emailing services and (ii) 12% from e.deal.net, Inc. (“edeal”) for web development and hosting services.  Until the first quarter of 2002, all of Entheos’ revenues were derived from Innotech for emailing services.  In the event we did not continue to provide emailing services to Innotech, our sales would decrease substantially and Entheos operations would suffer a material adverse impact.

Cost of revenues.  The Company incurred $46,874 and $91,315 in cost of revenues for the three and six months ended June 30, 2002, respectively, versus $62,731 and $114,398, respectively for the same periods in 2001. These cost of revenues were 19% and 22% of revenues for the three and six-month periods ended June 30, 2002, and 61% and 55% for the same periods in 2001.  The significant decrease in costs of revenues is a result of significantly lower personnel costs due to the loss of approximately five employees during 2001 that contributed to the initial ongoing costs of developing and maintaining the Company’s operations.  The Company currently has four employees.  The Company also reclassified $29,722 in wages for the quarter ended March 31, 2002 from general and administrative expenses to costs of sales decreasing gross margins by 7% for the six months ended June 30, 2002.  The reclassifications did not have any effect on previously reported results of operations or total stockholders’ equity.

General and administrative expenses.   During the three and six months ended June 30, 2002, the Company incurred $107,086 and $213,807, respectively, in general and administrative expenses, a decrease of 11% and 26% from the same periods in 2001. These decreases are primarily due to lower salary expenses resulting from the loss of five employees during 2001 due to a reduction in the ongoing costs of developing and maintaining the Company’s operations.  Included in general and administrative expenses for the six months ended June 30, 2002 and 2001 is $72,000 in management fees due to a director of the Company for services rendered.  The Company also paid $22,847 to an employee who is also a stockholder for consulting services rendered during the six month period ended June 30, 2001.

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

Net income (loss).  For the three and six months ended June 30, 2002 and 2001, the Company recorded net income (loss) of $101,203 and $(69,587) and net income (loss) of $121,571 and $(172,738), respectively.  The increases are a result of the Company’s ongoing efforts to reduce operating expenses and improve revenues.

Liquidity and Capital Resources

As at June 30, 2002, the Company had a cash balance of $922,982, compared to $826,603 as at December 31, 2001. The Company has financed its operations primarily through cash on hand during the six-month period ending June 30, 2002.

Cash flows.

(i)

operating activities – net cash provided by operating activities was $154,103 for the six-month period ending June 30, 2002, compared to net cash used of $73,098 for the same period in 2001.  This change was primarily due to a decrease in net losses, offset by an increase in accounts receivable and an increase in accounts payable.

(ii)

investing activities – net cash flows used in investing activities was $57,724 for the six-month period ending June 30, 2002 for the purchase of additional equipment required by the Company’s operations.

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

Related Party Transactions

Officer loans – Officer loans at June 30, 2002, represent a loan in the amount of $40,000 dated September 10, 2001, to the President of the Company, plus $3,267 accrued interest.  The terms of the loan include interest at 6.25 percent per annum, with both the principal and interest due at maturity, which is September 10, 2003.

Revenues and accounts receivable – All of our revenues for 2001 and substantially all of our revenues for 2002 were from entities (edeal.net, Inc. and Innotech Corporation), whose director and majority shareholder is Harmel S. Rayat our majority shareholder and director.  All of the accounts receivable at June 30, 2002, are related party receivables. On August 7, 2002, the Company agreed to accept 600,625 shares of restricted common stock from edeal.net, Inc. in lieu of the cash payment of $48,050 due from edeal at June 30, 2002 for web development and web hosting services rendered.  The number of edeal shares issued to satisfy its debt to Entheos was calculated based on the most recent quoted market closing price of e.deal’s common stock ($0.08 per share.)

Management and consulting fees – During the six-month period ended June 30, 2002 and 2001, the Company charged $72,000 to operations for management and consulting fees incurred for services rendered by the chairman and majority stockholder.  During the six-month ended June 30, 2001, the Company paid $22,847 to an employee who is also a stockholder for consulting services rendered.

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

ENTHEOS TECHNOLOGIES, INC

/s/ Stanley D. Wong

Stanley D. Wong

CEO and President

/s/ Harmel S. Rayat

Harmel S. Rayat

Director

/s/ Terry DuMoulin

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