Form 10QSB/A
period 2002-09-30
ENTHEOS TECHNOLOGIES INC
filed 2003-02-20
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/Amendment No.1

(Mark One)

      X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

               SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended September 30, 2002

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

(604) 659-5005

Check whether the issuer: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  [ X ]      No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date.  As of October 28, 2002, there were 1,970,887 shares of the Issuer’s Common Stock, $0.00001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [x]

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-QSB/A #1, QUARTER ENDED SEPTEMBER 30, 2002

INDEX

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheet

3

Consolidated Statements of Operations

4

Consolidated Statements of Cash Flows

5

Notes to Interim Consolidated Financial Statements

6

Item 2.  Management's Discussion and Analysis

8

Item 3.  Controls and Procedures

11

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

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2002

(Unaudited)

ASSETS
Current assets
Cash	$ 756,033
Accounts receivable – Related Party (Note 4)	435,746
Total current assets	1,191,779

Property and equipment, net	172,220

Other assets
Security deposit	8,423
Marketable Equity Securities – related party (Note 4)	42,044
Officer loans – related party (Note 4)	43,267
Total other assets	93,734

Total Assets	$ 1,457,733

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 14,829
Accounts payable – related party (Note 4)	246,666
Total current liabilities	261,495

Stockholders' Equity
Preferred stock: $0.0001 par value; authorized shares, 5,000,000 shares; issued and outstanding, none	None
Common Stock: $0.00001 par value; authorized shares, 200,000,000; issued and outstanding, 1,970,887	20
Additional paid in capital	3,556,396
Other comprehensive loss	(6,006)
Retained earnings (accumulated deficit)	(2,354,172)
Total stockholders' equity	1,196,238

Total Liabilities and Stockholders’ Equity	$ 1,457,733

See condensed notes to consolidated financial statements.

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

(Unaudited)

	For The Three Months Ended Sept. 30, 2002	For The Three Months Ended Sept. 30, 2001	For The Nine Months Ended Sept. 30, 2002	For The Nine Months Ended Sept. 30,2001
Revenues – related party (Note 4)	$ 242,354	$ 105,134	$ 644,126	$ 311,279
Revenues	-	-	15,000	-
Total revenues	242,354	105,134	659,126	311,279

Costs of revenues – officer wages	15,940	31,880	47,820	74,387
Costs of revenues	50,276	13,268	109,711	85,159
Cost of revenues	66,216	45,148	157,531	159,546

Gross profit	176,138	59,986	501,595	151,733

General and administrative expenses
Management and consulting fees (Note 4)	36,000	36,000	108,000	130,847
Officer wages	15,940	-	47,820	21,253
Salaries and wages	20,516	27,820	46,600	115,175
Depreciation	33,034	16,924	99,102	50,772
Other operating expenses	6,892	54,809	24,667	105,435
Total general and administrative expenses	112,382	135,553	326,189	423,482

Operating loss	63,756	(75,567)	(175,406)	(271,749)

Interest income	3,460	7,522	13,381	30,966

Provision for income taxes	-	-	-	-

Net income (loss) available to common stockholders	$ 67,216	$ (68,045)	$ 188,787	$ (240,783)

Basic and diluted income (loss) per common share	$ 0.034	$ (0.035)	$ 0.096	$ (0.122)

Basic and diluted weighted average common shares outstanding	1,970,887	1,970,887	1,970,887	1,970,887

See condensed notes to consolidated financial statements.

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

(Unaudited)

Nine months ended September 30:	2002	2001

Cash flows from operating activities
Net income (loss)	$ 188,787	$ (240,783)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	99,102	50,772
Revenue recognized for services rendered	(48,050)	-
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(283,737)	48,577
(Increase) decrease in other receivable		(100)
(Increase) decrease in prepaid rent	2,721	-
(Increase) decrease in accrued interest receivable	(2,500)	-
Increase (decrease) in accounts payable	70,702	83,526
Total adjustments	(161,762)	182,775
Net cash provided by (used in) operating activities	27,025	(58,008)

Cash flows from investing activities
Advances to officers	-	(40,000)
Purchase of property and equipment	(97,595)	(9,333)
Net cash flows used in investing activities	(97,595)	(49,333)

Cash flows from financing activities	-	-

Increase (decrease) in cash and cash equivalents	(70,570)	(107,341)
Cash and cash equivalents, beginning of period	826,603	938,147
Cash and cash equivalents, end of period	$ 756,033	$ 830,806

Supplemental Information:
Cash Paid For:
Interest	-	-
Income Taxes	-	-

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

NOTE 2 – SIGNFICANT ACCOUNTING POLICIES

Marketable Equity Securities – During the quarter ended September 30, 2002, the Company adopted Statement of Financial Accounting Standards No. (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities.” Marketable equity securities consist of Rule 144 restricted common stock and are stated at market value as determined by the most recently traded price at the balance sheet date.  All marketable equity securities in these financial statements are defined as available-for-sale securities under the provisions of SFAS No. 115.  Investments available for current operations are classified in the balance sheet as current assets; investments held for long-term purposes are classified as noncurrent assets.  Unrealized gains or losses, net of the related income tax effect, are excluded from earnings and are reported as a separate component of stockholders’ equity in comprehensive income (loss), net of taxes, until realized.  Realized gains and losses are included in earnings in the period they arise.

NOTE 3 – EARNINGS PER SHARE

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

	For The Three Months Ended Sept. 30, 2002	For The Three Months Ended Sept. 30, 2001	For The Nine Months Ended Sept. 30, 2002	For The Nine Months Ended Sept. 30,2001
Numerator-net income (loss) available to common stockholders	$ 67,216	$ (68,045)	$ 188,787	$ (240,783)
Denominator-weighted average number of common shares outstanding	1,970,887	1,970,887	1,970,887	1,970,887
Basic and diluted income (loss) per common share	$ 0.034	$ (0.035)	$ 0.096	$ (0.122)

NOTE 4 – RELATED PARTY TRANSACTIONS

Officer loans – Officer loans at June 30, 2002, represent a loan in the amount of $40,000 dated September 10, 2001, to the President of the Company, plus $3,267 accrued interest.  The terms of the loan include interest at 6.25 percent per annum, with both the principal and interest due at maturity, which is September 10, 2003.

Revenues and accounts receivable – All of our revenues for 2001 and substantially all of our revenues for 2002 were from entities (edeal.net, Inc. and Innotech Corporation) whose director and majority shareholder is Harmel S. Rayat our majority shareholder and director.  The entire balance in accounts receivable of $435,746 at September 30, 2002, consists of amounts due from a related entity, Innotech Corporation, for services rendered.  On August 7, 2002, the Company agreed to accept 600,625 shares of restricted common stock from eDeal.net in lieu of the cash payment of $48,050 due from eDeal.net at June 30, 2002 for web development and web hosting services rendered.  The number of eDeal.net shares issued to satisfy its debt to Entheos was calculated based on the most recent quoted market closing price of eDeal.net’s common stock ($0.08 per share.) Mr. Herdev S. Rayat, a Director, Secretary and Treasurer of Entheos is a Director, President and majority shareholder of eDeal.net.  Mr. Harmel S. Rayat, a Director and majority shareholder of Entheos is a Director, Secretary and Treasurer of eDeal.net.

Management and consulting fees – During the nine-month period ended September 30, 2002 and 2001, the Company charged $108,000 to operations for management and consulting fees incurred for services rendered by the director and majority stockholder.  Included in accounts payable at September 30, 2002 is a payable of $246,666 representing accrued, but unpaid fees through September 30, 2002.  During the nine-month ended June 30, 2001, the Company paid $22,847 to an employee who is also a stockholder for consulting services rendered.  Included in accounts payable at September 30, 2002, is a payable of $246,666 representing accrued, but unpaid fees through September 30, 2002.

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

Results of operations

Revenues.  The Company generated revenues of $242,354 and $659,126 in revenues for the three and nine months ended September 30, 2002, respectively, versus $105,134 and $311,279, respectively, for the same periods in 2001. Substantially all of Entheos’ revenues were derived from Innotech Corporation, a company represented by the same director as Entheos. In the event we did not continue to provide emailing services to Innotech, our sales would decrease substantially and Entheos’ operations would suffer a material adverse impact.

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

Cash flows.

(i)

operating activities – net cash provided by operating activities was $27,025 for the nine-month period ending September 30, 2002, compared to net cash used of $58,008 for the same period in 2001.  This change was primarily due to a decrease in net losses, offset by an increase in accounts receivable and an increase in accounts payable.

(ii)

investing activities – net cash flows used in investing activities was $97,595 and $49,333 for the nine-month period ending September 30, 2002 for the purchase of additional equipment required by the Company’s operations compared to net cash flows used in investing activities of $49,333 for the same period in 2001 representing an officer loan of $40,000 and the purchase of additional equipment of $9,333.

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

Revenues and accounts receivable – All of our revenues for 2001 and substantially all of our revenues for 2002 were from entities (edeal.net, Inc. and Innotech Corporation) whose director and majority shareholder is Harmel S. Rayat our majority shareholder and director.  The entire balance in accounts receivable of $435,746 at September 30, 2002, consists of amounts due from a related entity, Innotech Corporation, for services rendered.  On August 7, 2002, the Company agreed to accept 600,625 shares of restricted common stock from eDeal.net in lieu of the cash payment of $48,050 due from eDeal.net at June 30, 2002 for web development and web hosting services rendered.  The number of eDeal.net shares issued to satisfy its debt to Entheos was calculated based on the most recent quoted market closing price of eDeal.net’s common stock ($0.08 per share.) Mr. Herdev S. Rayat, a Director, Secretary and Treasurer of Entheos is a Director, President and majority shareholder of eDeal.net.  Mr. Harmel S. Rayat, a Director and majority shareholder of Entheos is a Director, Secretary and Treasurer of eDeal.net.

Management and consulting fees – During the nine-month period ended September 30, 2002 and 2001, the Company charged $108,000 to operations for management and consulting fees incurred for services rendered by the director and majority stockholder.  Included in accounts payable at September 30, 2002 is a payable of $246,666 representing accrued, but unpaid fees through September 30, 2002.  During the nine-month ended June 30, 2001, the Company paid $22,847 to an employee who is also a stockholder for consulting services rendered.  Included in accounts payable at September 30, 2002, is a payable of $246,666 representing accrued, but unpaid fees through September 30, 2002.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued the following accounting pronouncements, none of which are expected to have a significant effect, if any, on the company’s financial statements:

April 2002 - SFAS No. 145 – “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This statement is effective for fiscal years beginning after May 15, 2002.

June 2002 - SFAS No. 146 – “Accounting for Costs Associated with Exit or Disposal Activities,” which applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Effective for exit or disposal activities initiated after December 31, 2002.

October 2002 - SFAS No. 147 – “Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9, ” which applies to the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises.  Effective for acquisitions for which the date of acquisition is on or after October 1, 2002.

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

PART II – Other Information

Item 1.   Legal Proceedings.  None

Item 2.   Changes in Securities.  None

Item 3.   Defaults Upon Senior Securities.  None

Item 4.   Submission of Matters to a Vote of Security Holders

On August 12, 2002, at the Company’s annual general shareholder meeting, the shareholders approved the following:  (1) the Company appointed to the Board of Directors Kesar S. Dhaliwal, Harmel S. Rayat, and Herdev S. Rayat;  (2) the Company appointed Kesar S. Dhaliwal as President and Herdev S. Rayat as Secretary and Treasurer; (3) the Company appointed Clancy and Co., P.L.L.C. as the Company’s independent auditors for the fiscal year ending December 31, 2002; and (4) ratification of all past actions taken by the Board of Directors.  There were represented by proxy or in person 741,708 shares of the Corporation which constituted a quorum, there currently being 1,970,887 shares issued and outstanding.  Voting totals were as follows:

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

Principal Financial Officer

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