Form 10KSB
period 2002-12-31
ENTHEOS TECHNOLOGIES INC
filed 2003-04-10
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31st, 2002

Commission file number 000-30156

ENTHEOS TECHNOLOGIES INC.

(Name of small business issuer as specified in its charter)

NEVADA

98-0170247

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

Suite 216 - 1628 West 1st Avenue, Vancouver, B.C.

V6J 1G1

(Address of principal executive offices)

(Zip Code)

Registrant's telephone number, including area code:

(604) 659-5005

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value, listed

on the OTC Bulletin Board

Indicate by check mark whether the registrant:  (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB [X]

Revenues for last fiscal year were $919,418.00

Aggregate market value of Common Stock, $0.00001 par value, held by non-affiliates of the registrant as of April 1st, 2003: $673,832.  Number of shares of Common Stock, $0.00001 par value, outstanding as of April 1st, 2003: 16,104,187.

Transitional Small Business Disclosure Format:  Yes [   ] No [X]

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31st, 2002

TABLE OF CONTENTS

PART I

Page

Item  1.

Description of Business

3

Item  2.

Description of Property

7

Item  3.

Legal Proceedings

7

Item  4.

Submissions of Matters to a Vote of Security Holders

7

PART II

Item  5.

Market for Common Equity and Related Stockholder Matters

8

Item  6.

Management's Discussion and Analysis or Plan of Operations

9

Item  7.

Financial Statements

13

Item  8.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

26

PART III

Item  9.

Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act

26

Item 10.

Executive Compensation

26

Item 11.

Security Ownership of Certain Beneficial Owners and Management

28

Item 12.

Certain Relationships and Related Transactions

29

Item 13.

Exhibits and Reports on Form 8-K

30

Item 14.

Controls and Procedures

30

Item 15.

Signatures

31

Certifications

32

Exhibits

35

INTRODUCTORY NOTE

This Annual Report on Form 10-KSB may be deemed to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, many beyond the Company’s control. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition including intensification of price competition and entry of new competitors and competing products or services, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, termination of contracts or agreements, technological obsolescence of the Company's products or services, technical problems with the Company's products or services, price increases for supplies and components, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses or technologies that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, losses incurred in litigating and settling cases, dilution in the Company's ownership of its business, adverse publicity and news coverage, inability to carry out research, development and commercialization plans, loss or retirement of key executives and research scientists, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company.

In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

Forward-Looking Statements and Associated Risk

This Annual Report on Form 10-KSB and the documents incorporated by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our business and industry, management's beliefs, and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks" and "estimates" and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those noted in the documents incorporated by reference. Entheos Technologies, Inc. ("Entheos" or the "Company"), undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in this and other reports or documents filed by Entheos from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-QSB and any Current Reports on Form 8-K.

The Company

Entheos Technologies Inc.  through its wholly owned subsidiary, Email Solutions, Inc., operates as an application service provider (ASP) of reliable, scalable, real time, high volume outsourced email services. In addition, the Company’s also operated a media streaming portal and a website focused on the home improvement market. Due to low traffic and lack of meaningful revenues, both of these online properties were offered for sale in the first quarter of 2001. There were no offers received by the Company and as a result, the Company wrote off its entire investment and charged to operations $31,250 during the fourth quarter of 2001.

Through its wholly owned subsidiary, Email Solutions, Inc., Entheos  has developed a proprietary application capable of delivering upwards of 1,000,000 customized email messages per hour, with the ability to handle over of 20,000,000 emails per day. While the Company continues to market its email ASP services, which includes the deployment, management and hosting of pre-packaged software applications through centrally located servers, to date the Company has realized limited success at attracting new clients due to strong competition and a dearth of high volume email clients, many of whom are either entrenched with existing vendors or have developed in house applications and infrastructures. As a result, the Company presently operates on a limited basis and plans to sell its ASP business and use the sale proceeds, as well as other available cash, to invest in or develop other technology-based ventures.

Employees

At December 31st, 2002, the Company employed 5 full time and 1 part-time independent contractor. To the best of the Company's knowledge, none of the Company's officers or directors is bound by restrictive covenants from prior employers. None of the Company's employees are represented by labor unions or other collective bargaining groups. The Company considers its relationship with its employees to be excellent.

Risk Factors of the Business

We have sought to identify what we believe to be the most significant risks to our business.  However, we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock. We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely  affect us.

Lack of Operating History

Our business is subject to the risks inherent in the establishment of a new business. Specifically, in formulating our business plan, we have relied on the judgment of our officers, directors and consultants but have not conducted any formal independent market studies concerning the demand for our services.

We have had limited revenues since inception. In 2002, we had revenues of $919,418. We have not been profitable, experiencing an accumulated loss of $2,805,361 through December 31st, 2002. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

The Company's ability to generate revenues and to achieve profitability and positive cash flow has depended on the successful commercialization of our ASP service, which has had limited success so far. Even if we eventually generate enough revenues from the sale of our services, we expect to incur significant operating losses over the next several years due to intense competition, a dearth of high volume email clients and low priced email software packages.

Intense Competition

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

Dependence On Key Personnel

We depend on the continued service of our key technical, sales and senior management personnel and the loss of one or more of these individuals could cause us to incur increased operating expenses and divert other senior management time in searching for their replacements. We do not have employment agreements with any employee, nor do we maintain any key person life insurance policies for any of our key employees. The loss of any of our key technical, sales or senior management personnel could harm our business. In addition, we must attract, retain and motivate highly skilled employees. We face significant competition for individuals with the skills required to develop, market and support our services. We may not be able to recruit and retain sufficient numbers of highly skilled employees, and as a result our business could suffer.

Dependence on One Customer

During the last two fiscal years, substantially all of our ASP revenues were generated from email services provided to EquityAlert.com, Inc., the subsidiary of Innotech Corporation. The Company and Innotech Corporation have a common Director and majority shareholder.

Our Subsidiary May Not be Saleable

Due to the rapid deterioration of market valuations for many Internet based ventures, including our wholly owned subsidiary, our planned sale of Email Solutions, Inc. may not generate enough to recoup our development costs. The satisfactory performance, reliability and ongoing availability of email services and network infrastructure is critical to attracting a potential purchaser.  As a result, the Company will continue to incur operating expenses while the Company searches for a suitable buyer.

We use internally developed software and systems for operating our email services. If we add new features and functionality to our services, we could be required to develop or license additional technologies. Our inability to add additional software and hardware or upgrade our technology or network infrastructure could cause unanticipated system disruptions, slower response times, impaired quality of the users' experience and delay the potential sale of Email Solutions Inc.

Inability to Obtain Funding

We may not be able to obtain additional funding when needed, which could limit future expansion and marketing opportunities and result in lower than anticipated revenues. We may require additional financing to further develop our business and to pursue other technology-based business opportunities. If the market price of the common stock declines, some potential financiers may either refuse to offer us any financing or will offer financing at unacceptable rates or unfavorable terms. If we are unable to obtain financing on favorable terms, or at all, this unavailability could prevent us from expanding our business, which could materially impact our future potential revenues.

Continued Control by Management.

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of April 1st, 2003, our officers and board members own 14,782,948 of the 16,104,187 outstanding common stock, excluding stock options. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

Adverse Effect From Future Sale of Stock

Future sales of large amounts of our common stock by existing stockholders pursuant to Rule 144 under the Securities Act of 1933, or following the exercise of outstanding options, could adversely affect the market price of our common stock. Substantially all of the outstanding shares of our common stock are freely tradable, without restriction or registration under the Securities Act, other than the sales volume reporting and transaction restrictions of Rule 144 applicable to shares held beneficially by persons who may be deemed to be affiliates. Our directors and executive officers and their family members are not under lockup letters or other forms of restriction on the sale of their common stock. The issuance of any or all of these additional shares upon exercise of options or warrants will dilute the voting power of our current stockholders on corporate matters and, as a result, may cause the market price of our common stock to decrease. Further, sales of a large number of shares of common stock in the public market could adversely affect the market price of the common stock and could materially impair our future ability to generate funds through sales of common stock or other equity securities.

We are considered a penny stock.

The Company's stock differs from many stocks, in that it is a "penny stock." The Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks."  These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and Exchange Act of 1934, as amended.

Because our securities probably constitute "penny stock" within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them.  There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers.  The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock.  The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value.  Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Furthermore, the "penny stock" designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation.  Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers.

Penny stocks are  securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated  quotation  system  (NASDAQ-listed stocks must still meet  requirement  (i)  above);  or (iv) of an issuer with net tangible  assets  less than  $2,000,000  (if the issuer  has been in  continuous operation  for at least three years) or $5,000,000  (if in continuous  operation for less  than  three  years),  or with  average  annual  revenues  of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide  potential  investors with a document  disclosing  the risks of penny stocks and to obtain a manually  signed and dated written receipt of the document before  effecting any transaction in a penny stock for the  investor's  account.  Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

Rule 15g-9 of the  Commission  requires  broker-dealers  in penny stocks to approve the  account of any  investor  for  transactions  in such stocks  before selling  any  penny  stock  to  that  investor.   This  procedure  requires  the broker-dealer to (i) obtain from the investor information  concerning his or her financial  situation,  investment  experience  and investment  objectives;  (ii) reasonably  determine,  based on that  information,  that  transactions in penny stocks are  suitable  for the  investor  and that the  investor  has  sufficient knowledge and experience as to be reasonably  capable of evaluating the risks of penny stock  transactions;  (iii) provide the investor with a written  statement setting forth the basis on which the  broker-dealer  made the  determination  in (ii) above;  and (iv) receive a signed and dated copy of such statement from the investor,  confirming  that it  accurately  reflects  the  investor's  financial situation,  investment  experience and investment  objectives.

Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

Potential Fluctuations in Quarterly Results

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

Independent Directors.

We cannot guarantee our Board of Directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, who are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between the Company and its stockholders generally and the controlling officers, stockholders or directors.

Environmental Matters

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

ITEM 2:

DESCRIPTION OF PROPERTY

The Company's corporate office is located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1. These premises are owned by the wife and father, respectively, of the Company's Chairman and majority shareholder. At present, the Company pays no rent and the Company does not anticipate requiring any additional office space in the next six to twelve months. The Company co-locates its servers on a month-to-month basis at a cost of $1,000 per month, which is paid to an entity controlled by the Company’s former President and CEO.

ITEM 3:

LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings.

ITEM 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders in the fourth quarter of 2002. It is our intention to schedule a shareholder’s meeting to elect directors and transact any additional business in the second or third quarter of 2003.

PART II

ITEM 5:

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)

Market Information

The Company's Common Stock is listed on the Over the counter Bulletin Board market under the symbol "ETHO".  The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.  The following table sets forth the high and low closing prices for the periods indicated:

High

Low

First Quarter 2001

$  1.00

$  0.53

Second Quarter 2001

$  0.75

$  0.63

Third Quarter 2001

$  0.20

$  0.20

Fourth Quarter 2001

$  0.31

$  0.25

First Quarter 2002

$  0.15

$  0.10

Second Quarter 2002

$  0.11

$  0.05

Third Quarter 2002

$  0.06

$  0.05

Fourth Quarter 2002

$  0.09

$  0.02

January 1, 2003-March 25, 2003

$  0.51

$  0.24

(b)

Holders

As at March 25th, 2003, there were approximately 311 registered stockholders of record of the Company's Common Stock.

(c)

Dividend Policy

The Company has never paid a dividend and does not anticipate paying any dividends in the foreseeable future.  It is the present policy of the Board of Directors to retain the Company's earnings, if any, for the development of the Company's business. Our Board of Directors  has the right to authorize  the issuance of preferred stock, without further shareholder approval,  the holders of which may have  preferences  over  the  holders  of the  Common  Stock  as to  payment of dividends.

(d)

Securities Authorized for Issuance Under Equity Compensation Plans

Number of securities

remaining available for

Number of Securities to be

Weighted-average exercise

future issuance under

issued upon exercise of

price of outstanding

equity compensation plans

outstanding options,

options, warrants and

(excluding securities

warrants and rights

rights

reflected in column (a))

Plan Category

(a)

(b)

 (c)

__________________________________________________________________________________________________________________

Equity compensation plans

approved by security holders

1,505,000

$0.19

18,735,000

Equity compensation plans not

approved by security holders

--

--

--

__________________________________________________________________________________________________________________

Total

1,505,000

$0.19

18,735,000

(e)

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2002, we sold unregistered shares of our securities in the following transactions:

On December 13th, 2002, the Board of Directors authorized the issuance of 14,133,300 restricted common shares at a price of $0.02 per share in exchange for the satisfaction of debt owed to Mr. Harmel S. Rayat, a Director and majority shareholder of the Company.  The debt was for a total of $282,666 due for management fees.

ITEM 6:

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward-looking statements.

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

Overview

Entheos Technologies, Inc., through its wholly owned subsidiary, Email Solutions, Inc., has developed a proprietary application capable of delivering over 1,000,000 customized email messages per hour, with the ability to handle upwards of 20,000,000 emails per day. While the Company continues to market its email ASP services, which includes the deployment, management and hosting of pre-packaged software applications through centrally located servers, to date the Company has realized limited success at attracting new clients due to strong competition and a dearth of high volume email clients, many of whom are either entrenched with existing vendors or have developed in house applications and infrastructures. As a result, the Company presently operates on a limited basis and plans to sell its ASP business and use the sale proceeds, as well as other available cash, to invest in or develop other technology-based ventures.

Factors that could affect future results.

Factors that might cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements include, among other things: (i) the impact of competitive products; (ii) changes in laws and regulations; (iii) adequacy and availability of insurance coverage; (iv) limitations on future financing; (v) increases in the cost of borrowings and unavailability of debt or equity capital; (v) the inability of the Company to gain and/or hold market share; (vi) exposure to and expense of resolving and defending claims and other litigation; (vii) consumer acceptance of the Company's products; (viii) managing and maintaining growth; (ix) customer demands; (x) market and industry conditions, (xi) the success of product development and new product introductions into the marketplace; (xii) the departure of key members of management, as well as other risks and uncertainties that are described from time to time in the Company's filings with the Securities and Exchange Commission.

Critical Accounting Policies.

Our discussion and analysis or plan of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, long-lived assets, income taxes and contingencies.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of its consolidated financial statements.

Valuation of Long-Lived Assets Including Goodwill and Purchased Intangible Assets

We review property, plant and equipment, goodwill and purchased intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. This approach uses our estimates of future market growth, forecasted revenue and costs, expected periods the assets will be utilized and appropriate discount rates. Such evaluations of impairment of long-lived assets including goodwill and purchased intangible assets are an integral part of, but not limited to, our strategic reviews of our business and operations performed in conjunction with restructuring actions. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value.

Bad Debts

We evaluate the collectibility of our trade receivables based on a combination of factors, including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. We regularly analyze our significant customer accounts, and, when we become aware of a specific customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position, we write off the amount to reduce the related receivable to the amount we reasonably believe is collectible. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted.

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We currently have recorded a full valuation allowance against net deferred tax assets as we currently believe it is more likely than not that the deferred tax assets will not be realized.  In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed.

Contingencies

The Company may be subject to certain asserted and unasserted claims encountered in the normal course of business. It is the Company's belief that the resolution of these matters will not have a material adverse effect on our financial position or results of operations, however, we cannot provide assurance that damages that result in a material adverse effect on our financial position or results of operations will not be imposed in these matters.  The Company accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Results of Operations

Revenues. The Company generated revenues of $919,418 for the year ended December 31, 2002, versus $463,288 for the year ended December 31, 2001.  This increase of $456,130, or 98%, is a direct result of a greater volume of emails being sent by the Company’s principal client, EquityAlert.com, Inc., a subsidiary of Innotech Corporation, which became a client of the Company during the fourth quarter of 2000. The Company and Innotech Corporation have a common Director and majority shareholder.

Cost of Revenues. During 2002, the Company incurred $226,354 in cost of revenues, a decrease of 12% over 2001 expenses of $258,609.  Gross margins increased to 75.4% in 2002 versus 44.2% in 2001,  primarily attributable to lower staffing costs associated with the continued development of the Company’s ASP emailing infrastructure.

General and Administrative Expenses. During 2002, the Company incurred $970,989 in general and administrative expenses, an increase of 74% over 2001 expenses of $558,771.  The increase is primarily attributable to a bad debt expense of $459,798 incurred due to non-payment of services rendered by the Company’s largest client, Equityalert.com, a subsidiary of Innotech Corporation. The Company and Innotech Corporation have a common Director and majority shareholder.

Interest Income. Interest income was $16,042 and $36,127 for the years ended December 31, 2002, and 2001, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes.  As of December 31, 2002, the Company's accumulated deficit was $2,805,361 and as a result, there has been no provision for income taxes to date.

Net Loss. For the year ended December 31, 2002, the Company recorded a net loss of $262,401, or $0.10 per share, versus a net loss of $317,965, or $0.16 per share, for the same twelve-month period ending December 31, 2001.

Liquidity and Capital Resources

At December 31, 2002, the Company had a cash balance of $846,360 compared to a cash balance of $826,603 at December 31, 2001.

During 2002, net cash flows provided by operating activities was $131,131, versus net cash flows used in operating activities of $71,544 in 2001, primarily due to a decrease in related party accounts payable. During 2002, net cash flows used in investing activities was $107,623, primarily for equipment purchases, versus $40,000 the previous year, which was primarily due to a loan to an officer of the Company.

The Company’s principal source of liquidity is cash in bank and for the next twelve months, the Company has sufficient cash to meet its operating needs.  The Company incurs management fees from the services of its chairman and majority shareholder at the rate of $12,000 per month, which will result in a decrease in the Company’s cash position unless the debt is converted to equity in lieu of cash paid.  During the year ended December 31st, 2002, the Company paid $50,000 in cash for management fees and converted accrued management fees of $282,666 to equity.

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

Plan of Operation

The Company’s principal source of liquidity is cash in bank, which we anticipate will be sufficient to fund our operations for the next twelve months.  The Company's future funding requirements will depend on numerous factors, including the time and investment required to source out and invest in promising technology-based ventures, to recruit and train qualified management personnel and the Company's ability to compete against other, better capitalized corporations in similar businesses.

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

Related Party Transactions

Officer Loans - As at December 31st, 2002, $43,267 was owed by the Company’s former President and CEO. The loan, which was made on September 10, 2001, is for $40,000, plus $3,267 in accrued interest.  The terms of the loan include interest at 6.25 percent per annum, with both the principal and interest due at maturity, which is September 10th, 2003.

Marketable Equity Securities - Marketable equity securities at December 31st, 2002, represents the fair market value of 600,625 shares of common stock of eDeal.net, Inc., a public Company that trades on the “pink sheets.”  At December 31, 2002, the fair marked value was $60,063 and an unrealized gain of $12,013 was charged to accumulated other comprehensive income representing the difference between the stated market value as determined by the most recently traded price at the balance sheet date, which was $0.10 per share.  On August 7th, 2002, the Company agreed to accept 600,625 shares of restricted common stock from eDeal.net in lieu of the cash payment of $48,050 due from eDeal.net at June 30th, 2002 for web development and web hosting services rendered by the Company.  The number of eDeal.net shares issued to satisfy its debt to the Company was calculated based on the most recent quoted market closing price of eDeal.net’s common stock ($0.08 per share.)  The Director and majority stockholder of Entheos is also the Director, Secretary and Treasurer of eDeal.net.

Severance Pay - The Company agreed to pay its former President and CEO, $50,000 as severance pay after serving as a Director, President and CEO since May 14th, 1999.  This amount is reflected on the Company’s balance sheet as at December 31st, 2002, under “Accrued Expenses  - Related Party.”

Management and Consulting Fees - During 2002 and 2001, the Company charged $187,333 and $144,000, respectively, to  operations for management and consulting fees incurred for services rendered by the Chairman and majority stockholder.  During the year ended December 31st, 2002, the Company converted $282,666 of accounts payable into 14,133,300, or $0.02 per share.  The conversion price was based on the fair market value of the common stock on the date of issuance.  The total amount converted represented an accounts payable balance at December 31st, 2001 of $138,666 and $144,000 represented 2002 management fees.  During 2001, the Company paid $22,847 to an employee who is also a stockholder for consulting services rendered. During 2003, the Company will incur a management fee of $12,000 per month for the services of its Chairman and majority shareholder.

Revenues - Substantially all (98%) of the Company’s revenues for 2002 were derived from entities (edeal.net, Inc. and Innotech Corporation) whose director and majority shareholder is also the Company’s majority shareholder and director.  All of the Company’s 2001 revenues were derived from Innotech Corporation.   During the fourth quarter of 2002, the Company wrote off $459,798 in accounts receivable representing amounts due from Innotech, which no longer has the ability to repay.

Offices - The Company's corporate offices, located at Suite 216, 1628 West 1st  Avenue, Vancouver, BC, V6J 1G1, are jointly owned by the wife and father of the Company's Chairman and majority shareholder. At present, the Company pays no rent. The Company co-locates its servers on a month to month basis at a cost of $1,000 per month, which is paid to an entity controlled by the Company’s former President and CEO.

Stock Options - On December 20th, 2002, the Company’s Board of Directors agreed to establish 1,500,000 stock options out of the 20,000,000 common shares reserved for issuance under the Company’s 2001 Stock Option Plan, with terms and conditions, such as expiration dates and vesting periods being defined and agreed upon in individual stock option agreements at a later date.  These terms and conditions were finalized at a Board of Directors meeting held on February 11th, 2003, when the Company’s Board of Directors agreed to enter into 10 year NonStatutory Stock Option Agreements with certain individuals.

On February 11th, 2003, the Company granted to certain individuals 1,500,000 options to purchase common stock at $0.06 per share, expiring 10 years from the grant date.  Of the 1,500,000 stock options issued, 1,020,000 were granted to current Directors of the Company and 170,000 stock options were granted to the former President and director of the Company.  The remaining options granted represented those issued to three employees of the Company.

The option price was based on the closing price of the Company’s shares on December 16th, 2002.  All of the options are exercisable in three (3) equal installments of thirty-three and one-third percent (33 1/3%), the first installment to be exercisable immediately, with an additional thirty-three and one-third percent (33 1/3%) of the shares becoming exercisable on each of the two (2) successive anniversary dates.

The Board of Directors also authorized the Company to grant 5,000 options to purchase common stock to its current President at $0.51 per share based on the closing price of the Company’s shares on January 24th, 2003, and expiring 10 years from the grant date.  The options become exercisable in two equal installments of fifty percent (50%), with the first installment becoming exercisable immediately and the balance becoming exercisable in 180 days.

The Company plans to register all options under its 2001 Stock Option Plan under Form S-8.

Going Concern

The Company has incurred net operating losses since inception.  The Company faces all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth.  The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern.  The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.   The Company expects to incur losses as it expands its businesses and will require additional funding during 2003.  The satisfaction of our cash hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

ITEM 7:

FINANCIAL STATEMENTS

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

Independent Auditors’ Report

14

Consolidated Balance Sheet as of December 31, 2002

15

Consolidated Statements of Operations for the years ended

December 31, 2002 and 2001

16

Consolidated Statements of Changes in Stockholders’ Equity for years ended

December 31, 2002 and 2001

17

Consolidated Statements of Cash Flows for the years ended

December 31, 2002 and 2001

18

Notes to the Consolidated Financial Statements

19-25

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

Entheos Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Entheos Technologies Inc. (a Nevada Corporation) (the Company) and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the two preceding years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2002, and the consolidated results of its operations and its consolidated cash flows for the preceding two years then ended, in conformity with generally accepted accounting principles in the United States.

Clancy and Co., P.L.L.C.

Phoenix, Arizona

February 20, 2003

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2002

ASSETS

Current Assets
Cash	$ 846,360
Security Deposits	9,290
Total Current Assets	855,650

Property and Equipment, Net (Note 2)	184,281

Other Assets
Officer Loans – Related Party (Note 3)	43,267
Marketable Equity Securities – Related Party (Note 3)	60,063
Total Other Assets	103,330

Total Assets	$ 1,143,261

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$ 23,027
Accrued Expenses – Related Party (Note 3)	50,000
Capital Lease Obligation – Current Portion (Note 4)	9,044
Total Current Liabilities	82,071

Long-Term Liabilities
Capital Lease Obligation – Noncurrent Portion (Note 4)	15,456

Total Liabilities	97,527

Commitments and Contingencies (Note 8)

Stockholders' Equity
Preferred Stock: $0.0001 Par Value, Authorized: 10,000,000 Issued and outstanding: None	None
Common Stock: $0.00001 Par Value, Authorized: 200,000,000, Issued and Outstanding, 16,104,187	161
Additional Paid-In Capital	3,838,921
Accumulated Deficit	(2,805,361)
Accumulated Other Comprehensive Income	12,013
Total Stockholders' Equity	1,045,734

Total Liabilities and Stockholders’ Equity	$ 1,143,261

The accompanying notes are an integral part of these financial statements

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
Revenues (Related party 2002: $904,418 and 2001: $463,288) (Note 3)	$ 919,418	$ 463,288
Costs of Revenues	226,354	258,609
Gross Margin	693,064	204,679

General and Administrative Expenses
Management and Consulting Fees – Related Party (Note 3)	187,333	166,847
Officer Wages	113,760	21,253
Bad Debt Expenses (Note 1 and 3)	459,798	-
Depreciation and Amortization	125,320	139,635
Other Operating Expenses	84,778	231,036
Total General and Administrative Expenses	970,989	558,771

Operating Loss	(277,925)	(354,092)

Other Income (Expense)
Interest Income	16,042	36,127
Interest Expense	(518)	-
Total Other Income	15,524	36,127

Net Loss Before Provision for Income Taxes	(262,401)	(317,965)

Provision for Income Taxes (Note 5)	-	-

Net Loss Available to Common Stockholders	$ (262,401)	$ (317,965)

Basic and Diluted Loss Per Common Share	$ (0.10)	$ (0.16)

Weighted Average Number of Common Shares Outstanding	2,667,872	1,970,887

The accompanying notes are an integral part of these financial statements

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS DECEMBER 31, 2002 AND 2001

	Preferred Stock	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2000	-	1,970,887	$20	$3,556,396	$(2,224,995)		$1,331,421
Net Loss					(317,965)		(317,965)
Balance, December 31, 2001	-	1,970,887	20	3,556,396	(2,542,960)	-	1,013,456
Conversion of Debt to Equity		14,133,300	141	282,525			282,666
Unrealized Gains						12,013	12,013
Net Loss					(262,401)		(262,401)
Balance, December 31, 2002	-	16,104,187	$ 161	$3,838,921	$ (2,805,361)	$12,013	$1,045,734

The accompanying notes are an integral part of these financial statements.

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
Cash Flows From Operating Activities
Net Loss	$ (262,401)	$ (317,965)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used In) Operating Activities
Depreciation and Amortization	125,319	139,635
Accounts Payable Converted to Equity	282,666	-
Revenue recognized for services rendered	(48,050)	-
Write off Goodwill	-	31,250
Changes in Assets and Liabilities
(Increase) Decrease in Accounts Receivable	152,009	1,702
(Increase) Decrease in Prepaid Expenses	2,721	(2,721)
(Increase) Decrease in Security Deposits	(867)	(8,423)
(Increase) Decrease in Accrued Interest Receivable	(2,500)	(767)
Increase (Decrease) in Accounts Payable – Related Party	(188,666)	100,667
Increase (Decrease) in Accrued Expenses – Related Party	50,000	-
Increase (Decrease) in Accounts Payable	20,900	(14,922)
Total Adjustments	393,532	246,421
Net Cash Flows Provided By (Used In) Operating Activities	131,131	(71,544)

Cash Flows From Investing Activities
Advances to Officer Loan	-	(40,000)
Purchase of Property and Equipment	(107,623)	-
Net Cash Flows Used In Investing Activities	(107,623)	(40,000)

Cash Flows From Financing Activities
Principal Payments on Capital Lease Obligations	(3,751)	-
Net Cash Flows Used in Financing Activities	(3,751)	-

Increase (Decrease) in Cash and Cash Equivalents	19,757	(111,544)
Cash and Cash Equivalents, Beginning of Year	826,603	938,147
Cash and Cash Equivalents, End of Year	$ 846,360	$ 826,603

Cash paid for interest and income taxes:	-	-

Supplemental noncash investing and financing activities:
Fixed Assets Acquired Under Capital Lease	$ 28,251	-
Accounts Payable Converted to Equity	$282,666	-

The accompanying notes are an integral part of these financial statements.

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations.

Organization.  Entheos Technologies, Inc. (the Company) is a Nevada corporation with an authorized capital of 200,000,000 shares of $0.00001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock.  On July 12, 2001, the Company’s shareholders approved a 25:1 reverse split of the Company’s common stock with the par value remaining the same.  The Company was originally formed on July 14, 1983, in the State of Utah and after several name changes and a change of domicile, is now known as Entheos Technologies, Inc., a Nevada corporation.

Nature of operations.  The Company, through its wholly-owned subsidiary Email Solutions, Inc., serves as an Application Service Provider (ASP) providing reliable, real time, high volume outsourced email services primarily to the membership base of a related company, Innotech Corporation.  The majority shareholder and Chairman of this Company also controls Innotech Corporation.  The Company is currently seeking other clients to use its emailing services.  Depending on the success of its future operations, the Company’s plan may involve selling the asets of Email Solutions, Inc., and investing the proceeds and other available cash into a new technology-based venture.  See Note 3.

Summary of Significant Accounting Policies.

Accounting Method – The Company’s financial statements are prepared using the accrual method of accounting.

Principles of Consolidation – The consolidated financial statements include the accounts of Entheos Technologies, Inc. (a Nevada corporation) and its wholly owned subsidiaries, Email Solutions, Inc. (a Nevada corporation) and Entheos Technologies, Corp (an Ontario providence corporation).  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management.  Actual results could differ from those estimates.

Cash and Cash Equivalents – The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk – The Company maintains U.S. dollar cash balances in Canadian banks that are not insured.  Approximately 98% of the Company’s revenues for 2002 were derived from related entities, all of which are controlled by the majority stockholder and Chairman of this Company.  All of the Company’s revenues for 2001 were derived from a related entity.

Fixed Assets and Depreciation – Fixed assets are stated at cost and are depreciated under the straight line method over the estimated useful life of the assets for financial statement purposes, and on accelerated methods for tax purposes.  Repairs and maintenance are charged to operations as incurred.

Marketable Equity Securities – During the quarter ended September 30, 2002, the Company adopted Statement of Financial Accounting Standards No. (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities.” Marketable equity securities consist of Rule 144 restricted common stock and are stated at market value as determined by the most recently traded price at the balance sheet date.  All marketable equity securities in these financial statements are defined as available-for-sale securities under the provisions of SFAS No. 115, and are recorded at fair value, with the change in fair value (unrealized gains or losses) during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.  Investments available for current operations are classified in the consolidated balance sheet as current assets; investments held for long-term purposes are classified as noncurrent assets.

Impairment of Long-Lived Assets – Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

Impairment and Disposal of Long-Lived Assets - In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for fiscal years beginning after December 15, 2001.  This Statement supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, and also amends Accounting Research Bulletin (ARB) No. 51. The Company adopted this statement as of January 1, 2002, and it requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions.

Intangible Assets – Intangible assets represented the Company’s domain name, “whatsonline.com,” which was purchased for $50,000 in 1999 and was recorded at cost in accordance with Accounting Principles Board (APB) Opinion No. 17, “Intangible Assets.”  The Company amortized the intangible asset using the straight-line method over its estimated useful life of five years.  Continually, the Company evaluates whether the estimated useful life used to amortize the intangible asset is appropriate due to changing facts and circumstances resulting in increases or decreases in the asset’s estimated useful life, and records the change prospectively.  During the fourth quarter of 2001, the Company wrote off the entire amount of $31,250 which is included in other operating expenses for 2001.  Amortization expense included in other operating expenses for 2001 was $7,500.  The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002, which does not have a significant effect on these financial statements.

Revenues and Accounts Receivables – Revenues are derived from providing emailing services and are recognized when the services are performed, which is in accordance with SEC Staff Accounting Bulletin (SAB) 101, “Revenue Recognition in Financial Statements.”  The Company reviews a customer’s credit history before extending credit.  If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, the Company determines whether or not to write off the balance.  The Company uses the direct write-off method for receivables and during the year ended December 31, 2002, wrote off $459,798 in accounts receivable representing amounts due from a related entity, which no longer has the ability to repay.  See Note 3.

Advertising Costs – Advertising costs are expensed as incurred.  Total advertising costs charged to operations for the years ended December 31, 2002 and 2001 were $0 and $2,477, respectively.

Cost Recognition – Cost of sales includes all direct material and labor used to provide the emailing services.  General and administrative costs are charged to operating expenses as incurred.

Income Taxes – The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.”  Under SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

Stock-Based Compensation – The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.  SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

Earnings Per Share – Basic earnings or loss per share is based on the weighted average number of common shares outstanding.  Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  Basic earnings/loss per share is computed by dividing net income applicable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period.  All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, “Earnings Per Share.”  Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented.    Convertible securities that could potentially dilute basic earnings or loss per share in the future, such as options and warrants, are not included in the computation of diluted earnings or loss per share because to do so would be antidilutive.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Capital Structure – The Company discloses its capital structure in accordance with SFAS No. 129, “Disclosure of Information about Capital Structure,” which establishes standards for disclosing information about an entity’s capital structure.

Comprehensive Income – The Company includes items of other comprehensive income by their nature in a financial statement and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.  For the periods presented, other comprehensive income includes unrealized gains on marketable equity securities.

Business Segment Information – The Company operates in one industry segment, that being providing high volume outsourced email services.

Foreign Currency Translation – The Company maintains both U.S. Dollar and a Canadian Dollar bank account at a financial institution in Canada.  Transactions gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, which is the U.S. Dollar, are included in the results of operations as incurred.  Revenues and expenses are translated at average exchange rates in effect during each period.

Start-up Expenses – The Company accounts for start-up costs in accordance with Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-up Activities.”  SOP 98-5 provides guidance on the financial reporting of start-up and organization costs and requires such costs to be expensed as incurred.  For income tax purposes, the Company has elected to treat its organizational costs as deferred expenses and amortize them over a period of sixty months, beginning in the first month the Company is actively in business.

Fair Value of Financial Instruments – For certain of the Company’s financial instruments, including cash and cash equivalents, security deposits, officer loans, accounts payable, and capital lease obligations, the carrying amounts approximate fair value due to their short maturities.

Related Party Transactions – A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company.  A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.  (See Note 3).

Reclassification – Certain prior period amounts have been reclassified to conform to the current year presentation.  These changes had no effect on previously reported results of operations or total stockholders’ equity.

Recent Accounting Pronouncements – The Financial Accounting Standards Board (“FASB”) has issued the following pronouncements, none of which are expected to have a significant affect on the financial statements:

April 2002 - SFAS No. 145 – “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  This Statement eliminates SFAS No. 4 and, thus, the exception to applying APB No. 30 to all gains and losses related to extinguishments of debt.  As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30.  Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item.  Under SFAS No. 13, the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions was inconsistent with the required accounting treatment for sale-leaseback transactions.  This Statement amends SFAS No. 13 to require that those lease modifications be accounted for in the same manner as sale-leaseback transactions.  This statement also makes technical corrections to existing pronouncements.  While those corrections are not substantive in nature, in some instances, they may change accounting practice.

June 2002 - SFAS No. 146 – “Accounting for Costs Associated with Exit or Disposal Activities.”   This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The principal difference between this Statement and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity.  This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF 94-3, a liability was recognized at the date of an entity’s commitment to an exit plan. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002.

October 2002 - SFAS No. 147 – “Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,” which applies to the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises.  SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."  In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. This statement is effective for acquisitions for which the date of acquisition is on or after October 1, 2002, and is not applicable to the Company.

December 2002 – SFAS No. 148 – “Accounting for Stock Based Compensation-Transition and Disclosure.”  This statement was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  This statement is effective for financial statements for fiscal years ending after December 15, 2002.  This statement does not have any impact on the Company because the Company does not plan to implement the fair value method.

Pending Accounting Pronouncements – It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and Equipment consists of the following at December 31:

Computer equipment

$  519,322

Computer software

      70,890

Vehicles under capital lease

      30,360

Furniture and Fixtures

      11,614

Total

    632,186

Less Accumulated Depreciation

    447,905

Net Book Value

$  184,281

Depreciation expense charged to operations during 2002 was $125,319 (2001: $132,135).

NOTE 3 – RELATED PARTY TRANSACTIONS

Officer Loans – Officer loans at December 31, 2002 represent a loan in the amount of $40,000 dated September 10, 2001, to the former President of the Company, plus $3,267 of accrued interest.  The terms of the loan include interest at 6.25 percent per annum, with both the principal and interest due at maturity, which is September 10, 2003.

Marketable Equity Securities – Marketable equity securities at December 31, 2002, represents the fair market value of 600,625 shares of common stock of eDeal.net, Inc., a public Company that trades on the “pink sheets.”  At December 31, 2002, the fair marked value was $60,063 and an unrealized gain of $12,013 was charged to accumulated other comprehensive income representing the difference between the stated market value as determined by the most recently traded price at the balance sheet date, which was $0.10 per share.  On August 7, 2002, the Company agreed to accept 600,625 shares of restricted common stock from eDeal.net in lieu of the cash payment of $48,050 due from eDeal.net at June 30, 2002 for web development and web hosting services rendered by the Company.  The number of eDeal.net shares issued to satisfy its debt to the Company was calculated based on the most recent quoted market closing price of eDeal.net’s common stock ($0.08 per share.)  The Director and majority stockholder of Entheos is also the Director, Secretary and Treasurer of eDeal.net.

Accrued Expenses – Related Party – This amount represents severance pay of $50,000 due to the Company’s former President and director, who resigned on February 10th, 2003, after serving as a Director and the Company’s President since May 14th, 1999.

Management and Consulting Fees – During 2002 and 2001, the Company charged $187,333 and $144,000, respectively, to operations for management and consulting fees incurred for services rendered by the Chairman and majority stockholder.  During the year ended December 31, 2002, the Company converted $282,666 of accounts payable into 14,133,300, or $0.02 per share.  The conversion price was based on the fair market value of the common stock on the date of issuance.  The total amount converted represented an accounts payable balance at December 31, 2001 of $138,666 and $144,000 represented 2002 management fees.  During 2001, the Company paid $22,847 to an employee who is also a stockholder for consulting services rendered.

Revenues – Substantially all (98%) of the Company’s revenues for 2002 were derived from entities (edeal.net, Inc. and Innotech Corporation) whose director and majority shareholder is also the Company’s majority shareholder and director.  All of the Company’s 2001 revenues were derived from Innotech Corporation.   During the fourth quarter of 2002, the Company wrote off $459,798 in accounts receivable representing amounts due from Innotech, which no longer has the ability to repay.

Properties - The Company's corporate offices, located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1, are jointly owned by the wife and father of the Company's Chairman and majority shareholder. At present, the Company pays no rent. Beginning in January 2003, the Company co-locates its servers on a month to month basis at a cost of $1,000 per month, which is paid to an entity controlled by the Company’s former President and CEO.

NOTE 4 – CAPITAL LEASE OBLIGATION

The Company leases a vehicle under capital a lease which contains a purchase option at the end of the lease.  Future minimum payments under the noncancelable lease at December 31 are as follows:  (2003:  $9,044, 2004: $9,593, and 2005: $5,863.

Total minimum lease payments

$      26,478

Less amount representing interest

          1,978

Present Value of the minimum lease payments

        24,500

Less Current Portion

          9,044

Noncurrent Portion

$      15,456

Fixed assets under capital lease consist of one vehicle with at total cost of $30,360, accumulated depreciation of $6,747, and a net book value of $23,613.

NOTE 5 – INCOME TAXES

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

     2002

      2001

Deferred Tax Asset

Net Operating Loss Carryforwards

$  896,630

$   804,790

Start-up Expenses

      18,091

       36,181

Deferred Tax Liabilities

Depreciation

      21,477

         7,893

Net Deferred Tax Asset

     893,244

     833,078

Valuation Allowance

    (893,244)

   (833,078)

Net Deferred Tax Asset

          $-

         $-

The net change in the valuation allowance for 2002 and 2001 was an increase of approximately $60,000 and $70,000, respectively, which are principally the result of net operating loss carryforwards.

The Company has available net operating loss carryforwards of approximately $2,500,000 for tax purposes to offset future taxable income which expire through the year 2022.  Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

NOTE 6 – STOCK OPTIONS

On July 12, 2001, the Company shareholders’ approved the adoption of the 2001 Stock Option Plan with 20,000,000 common shares reserved for issuance thereunder.  On December 20, 2002, the Company’s Board of Directors agreed to establish 1,500,000 stock options out of the 20,000,000 common shares reserved for issuance under the Company’s 2001 Stock Option Plan, with terms and conditions, such as expiration dates and vesting periods being defined and agreed upon in individual stock option agreements at a later date, and also authorized the cancellation of the Company’s 1997 and 1998 Stock Option Plan.  During the fourth quarter of 2001, the Company canceled all of the outstanding options (192,800) granted under the 1997 and 1998 Stock Option plans, which provided for the granting of stock options to officers and key employees.

The objectives of these plans include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing employees the opportunity to acquire common stock.  During 2003, the terms and conditions were finalized at a Board of Directors meeting held on February 11th, 2003, when the Company’s Board of Directors agreed to enter into 10 year NonStatutory Stock Option Agreements with certain individuals.  See Note 9.

NOTE 7 – WARRANTS

In connection with the 505 offering dated November 23, 1999, for 120,000 (1,500,000 pre-split) shares at $1.00 per share, the Company also issued 240,000 (3,000,000 pre-split) warrants to purchase common shares at $1.00 per share until November 23, 2004.  As of the date of issuance of these financial statements, there are 240,000 warrants outstanding to purchase common stock at $1.00 per share until November 23, 2004.  The warrants were not valued because the exercise price equaled or exceeded the exercise price on the grant date.

NOTE 8 – COMMITMENTS

The Company leases office space and equipment under various noncancelable operating agreements which expire principally in January 2003, and also include certain renewal options.  Rent expense charged to operations for 2002 and 2001 was $108,863 and and $88,110, respectively.  Future minimum rental commitments are $2,180 for the year ended December 31, 2003.

NOTE 9 – SUBSEQUENT EVENTS

On December 20, 2002, the Company’s Board of Directors agreed to establish 1,500,000 stock options out of the 20,000,000 common shares reserved for issuance under the Company’s 2001 Stock Option Plan, with terms and conditions, such as expiration dates and vesting periods being defined and agreed upon in individual stock option agreements at a later date.  These terms and conditions were finalized at a Board of Directors meeting held on February 11th, 2003, when the Company’s Board of Directors agreed to enter into 10 year NonStatutory Stock Option Agreements with certain individuals.

On February 11, 2003, the Company granted to certain individuals 1,500,000 options to purchase common stock at $0.06 per share, expiring 10 years from the grant date.  The option price was based on the closing price of the Company’s shares on December 16th, 2002.  All of the options are exercisable in three (3) equal installments of thirty-three and one-third percent (33 1/3%), the first installment to be exercisable immediately, with an additional thirty-three and one-third percent (33 1/3%) of the shares becoming exercisable on each of the two (2) successive anniversary dates.   Of the 1,500,000 stock options issued, 1,020,000 were granted to current Directors of the Company and 170,000 stock options were granted to the former President and director of the Company.  The remaining options granted represented those issued to three employees of the Company.

The Board of Directors also authorized the Company to grant 5,000 options to purchase common stock to its current President at $0.51 per share based on the closing price of the Company’s shares on January 24, 2003, and expiring 10 years from the grant date.  The options become exercisable in two equal installments of fifty percent (50%), with the first installment becoming exercisable immediately and the balance becoming exercisable in 180 days.

ITEM 8:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON  ACCOUNTING  AND FINANCIAL DISCLOSURE

We have had no disagreements with our certified public accountants with respect to accounting practices, procedures or financial disclosure.

ITEM 9:

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is certain information regarding each of the directors and officers of the Company:

STANLEY D. WONG (Age 33). President and Chief Executive Officer,  Director. Mr. Wong has had extensive experience in sales and marketing in the financial services sector. After graduating from Simon Fraser University with a Bachelors of Arts degree in 1996, Mr. Wong joined Vancouver City Savings Union as a Financial Services Officer, a position he held until 2001. Vancouver City Savings Union is Canada’s largest credit union, with C$7.5 billion in assets. Since 2001 to present, Mr. Wong has been with the Canadian Imperial Bank of Commerce as a Financial Advisor specializing in wealth management and financial planning.  Mr. Wong joined the Company as a director and its President and Chief Executive Officer on February 10th, 2003.

HARMEL S. RAYAT (Age 41). Chairman, Director. Mr. Rayat has been in the venture capital industry since 1981. Between January 1993 and April 2001, Mr. Rayat served as the president of Hartford Capital Corporation, a company that provides financial consulting services to emerging growth corporations. From  April  2001  through  January  2002, Mr.  Rayat  acted  as an independent  consultant advising  small  corporations. Since January 2002, Mr. Rayat has been president of Montgomery Asset Management Corporation, a privately held firm providing financial consulting services to emerging growth corporations. Mr. Rayat is also a Director of Enterprise Technologies, Inc, e.Deal,net, Inc. and Zeta Corporation. Mr. Rayat has served as a Director of the Company since March 18th, 1996.

TERRI  DuMOULIN (Age 36). Director, Secretary Treasurer.  Ms. DuMoulin has had extensive experience in the investment field dealing with early stage companies. Between June 1995 and October 1996, she worked as a licensed investment advisor’s assistant at Canaccord Capital Corp., before taking on the duties of an office manager for a private management firm dealing with junior resource companies during October 1996 through November 1997.  During the period from November 1997 through August 2002, she worked as a licensed investment advisor and trader specializing in institutional and high net worth investor trading at several Canadian investment dealers, most recently with Golden Capital Securities Ltd. Since August 2002 to present, Ms. DuMoulin has served as a director and secretary of Greystoke Venture Capital Inc., a private investment firm. Ms. DuMoulin has served as a Director of the Company since December 20th, 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("the Commission"). Directors, officers and greater than 10 percent beneficial owners are required by applicable regulations to furnish the Company with copies of all forms they file with the Commission pursuant to Section 16(a). Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that during fiscal 2002 all filing requirements applicable to its all directors and executive officers were not satisfied.

ITEM 10:

EXECUTIVE COMPENSATION

Remuneration and Executive Compensation

The following table shows, for the three-year period ended December 31st, 2002, the cash compensation paid by the Company, as well as certain other compensation paid for such year, to the Company's Chief  Executive Officer and the  Company's  other most highly  compensated  executive  officers. Except as set forth on the following table, no executive officer of the Company had a total annual salary and bonus for 2002 that exceeded $100,000.

Summary Compensation Table

     Securities

     Underlying

Name and

     Options

     All Other

Principal Position             Year         Salary          Bonus            Other

     Granted

     Compensation

Stanley D. Wong

2002

    $0

        $0

$0                     0

$0

CEO, President,

2001

    $0

        $0

$0                     0

$0

Director

2000

    $0

        $0

$0                     0

$0

Kesar S. Dhaliwal

2002

$127,520        $0

$50,000            0

$0

Former CEO, President,

2001

$127,520        $0

$0                     0

$0

Director

2000

$127,520        $0

$0                     0

$0

Harmel S. Rayat*

2002

$187,333        $0

$0                     0

$0

CEO, President,

2001

$144,000        $0

$0                     0

$0

Director

2000

$12,000          $0

$0                     0

$0

Terri DuMoulin

2002

   $0

         $0

$0

           0

$0

Secretary, Treasurer,

2001

   $0

         $0

$0

           0

$0

Director

2000

   $0

         $0

$0

           0

$0

* During 2002 and 2001, the Company charged $187,333 and $144,000, respectively, to  operations for management and consulting fees incurred for services rendered by the Chairman and majority stockholder.  During the year ended December 31, 2002, the Company converted $282,666 of accounts payable into 14,133,300, or $0.02 per share.  The conversion price was based on the fair market value of the common stock on the date of issuance.  The total amount converted represented an accounts payable balance at December 31, 2001 of $138,666 and $144,000 represented 2002 management fees.

Stock Option Grants in Last Fiscal Year

Shown below is further information regarding employee stock options awarded during 2002 to the named officers and directors:

Number of

% of Total

Securities

Options Granted

Underlying

to Employees

Exercise

Expiration

Name

Options

in 2002

Price ($/sh)

Date

Stanley D. Wong

0

0

n/a

n/a

Harmel S. Rayat

0

0

n/a

n/a

Terri DuMoulin

0

0

n/a

n/a

Aggregated Option Exercises During Last Fiscal Year and Year End Option Values

The following table shows certain information about unexercised options at year-end with respect to the named officers and directors:

Common Shares Underlying Unexercised

Value of Unexercised In-the-money

Options on December 31, 2002

Options on December 31, 2002

Name

Exercisable

Unexercisable            Exercisable

          Unexercisable

Stanley D. Wong

      0

        0

0

       0

Harmel S. Rayat

      0

        0

0

       0

Terri DuMoulin

      0

        0

0

       0

ITEM 11:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 4th, 2002, the beneficial ownership of the Company's Common Stock by each director and executive officer of the Company and each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and the executive officers and directors of the Company as a group.

Number of Shares

Person or Group

of Common Stock

Percent

Harmel S. Rayat (1)

14,782,948

91.7%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Harmel S. Rayat (2)

1,000,000

6.2%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Terri DuMoulin (3)

15,000

0.09%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Stan D. Wong (4)

5,000

0.03%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Directors and Executive Officers

15,802,948

98.02%

as a group (3 persons)

(1)

Includes 9,648 shares held by Tajinder Chohan, Mr. Harmel S. Rayat's wife. Additionally, other members of Mr. Rayat's family hold shares. Mr. Rayat disclaims beneficial ownership of the shares and share purchase warrants beneficially owned by his wife and other family members.

(2)

Includes 1,000,000 shares, which may be acquired pursuant to stock options granted on February 11th, 2003, and exercisable under the Company's stock option plans.

(3)

Includes 15,000 shares, which may be acquired pursuant to stock options granted on February 11th, 2003, and exercisable under the Company's stock option plans.

(4)

Includes 5,000 shares, which may be acquired pursuant to stock options granted on February 11th, 2003, and exercisable under the Company's stock option plans.

ITEM 12:

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Officer Loans - As at December 31, 2002, $43,267 was owed by the Company’s former President and CEO. The loan, which was made on September 10, 2001, is for $40,000, plus $3,267 in accrued interest.  The terms of the loan include interest at 6.25 percent per annum, with both the principal and interest due at maturity, which is September 10, 2003.

Marketable Equity Securities - Marketable equity securities at December 31, 2002, represents the fair market value of 600,625 shares of common stock of eDeal.net, Inc., a public Company that trades on the “pink sheets.”  At December 31, 2002, the fair marked value was $60,063 and an unrealized gain of $12,013 was charged to accumulated other comprehensive income representing the difference between the stated market value as determined by the most recently traded price at the balance sheet date, which was $0.10 per share.  On August 7, 2002, the Company agreed to accept 600,625 shares of restricted common stock from eDeal.net in lieu of the cash payment of $48,050 due from eDeal.net at June 30, 2002 for web development and web hosting services rendered by the Company.  The number of eDeal.net shares issued to satisfy its debt to the Company was calculated based on the most recent quoted market closing price of eDeal.net’s common stock ($0.08 per share.)  The Director and majority stockholder of Entheos is also the Director, Secretary and Treasurer of eDeal.net.

Severance Pay - The Company agreed to pay its former President and CEO, $50,000 as severance pay after serving as a Director, President and CEO since May 14th, 1999.  This amount is reflected on the Company’s balance sheet as at December 31st, 2002, under “Accrued Expenses - Related Party.”

Management and Consulting Fees - During 2002 and 2001, the Company charged $187,333 and $144,000, respectively, to  operations for management and consulting fees incurred for services rendered by the Chairman and majority stockholder.  During the year ended December 31, 2002, the Company converted $282,666 of accounts payable into 14,133,300, or $0.02 per share.  The conversion price was based on the fair market value of the common stock on the date of issuance.  The total amount converted represented an accounts payable balance at December 31, 2001 of $138,666 and $144,000 represented 2002 management fees.  During 2001, the Company paid $22,847 to an employee who is also a stockholder for consulting services rendered. During 2003, the Company will incur a management fee of $12,000 per month for the services of its Chairman and majority shareholder.

Revenues - Substantially all (98%) of the Company’s revenues for 2002 were derived from entities (edeal.net, Inc. and Innotech Corporation) whose director and majority shareholder is also the Company’s majority shareholder and director.  All of the Company’s 2001 revenues were derived from Innotech Corporation.   During the fourth quarter of 2002, the Company wrote off $459,798 in accounts receivable representing amounts due from Innotech, which no longer has the ability to repay.

Offices - The Company's corporate offices, located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1, are jointly owned by the wife and father of the Company's Chairman and majority shareholder. At present, the Company pays no rent. The Company co-locates its servers on a month to month basis at a cost of $1,000 per month, which is paid to an entity controlled by the Company’s former President and CEO.

Stock Options - On December 20th, 2002, the Company’s Board of Directors agreed to establish 1,500,000 stock options out of the 20,000,000 common shares reserved for issuance under the Company’s 2001 Stock Option Plan, with terms and conditions, such as expiration dates and vesting periods being defined and agreed upon in individual stock option agreements at a later date.  These terms and conditions were finalized at a Board of Directors meeting held on February 11th, 2003, when the Company’s Board of Directors agreed to enter into 10 year NonStatutory Stock Option Agreements with certain individuals.

On February 11th, 2003, the Company granted to certain individuals 1,500,000 options to purchase common stock at $0.06 per share, expiring 10 years from the grant date.  Of the 1,500,000 stock options issued, 1,020,000 were granted to current Directors of the Company and 170,000 stock options were granted to the former President and director of the Company.  The remaining options granted represented those issued to three employees of the Company.

The option price was based on the closing price of the Company’s shares on December 16th, 2002.  All of the options are exercisable in three (3) equal installments of thirty-three and one-third percent (33 1/3%), the first installment to be exercisable immediately, with an additional thirty-three and one-third percent (33 1/3%) of the shares becoming exercisable on each of the two (2) successive anniversary dates.

The Board of Directors also authorized the Company to grant 5,000 options to purchase common stock to its current President at $0.51 per share based on the closing price of the Company’s shares on January 24th, 2003, and expiring 10 years from the grant date.  The options become exercisable in two equal installments of fifty percent (50%), with the first installment becoming exercisable immediately and the balance becoming exercisable in 180 days.

The Company plans to register all options under its 2001 Stock Option Plan under Form S-8.

ITEM 13:

EXHIBITS AND REPORTS ON FORM 8-K

The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10KSB.

During the Company's fourth fiscal quarter, the following reports were filed on Form 8-K:

On December 20th, 2002, under Item 5 (Other Events), the Company announced the issuance of 14,133,000 restricted shares of its common stock at a price of $0.02 per share in exchange for satisfaction of a debt owed to Harmel S. Rayat, a director of the Company.  The debt was for a total of $282,666.00 due for management fees.

On December 20th, 2002, under Item 5 (Other Events), the Company announced the cancellation of the Company’s 1997 Stock Option Plan, which was approved by shareholders on June 30th, 1997, and the cancellation of the Company’s 1998 Stock Option Plan, which was approved by shareholders on June 22nd, 1998.  Also, 1,500,000 stock options, out of the 20,000,000 common shares reserved for issuance under the Company’s 2001 Stock Option Plan, were established at an exercise price of $0.06 per share, which was the closing price of the Company’s common shares on December 16th, 2002. Out of the 1,500,000 stock options, 1,000,000 were established for Mr. Harmel S. Rayat, 170,000 for Mr. Kesar S. Dhaliwal and 15,000 for Ms. Terri DuMoulin, all directors of the Company.

Additionally, under Item 6 (Resignation of Registrant’s Director’s), the Company announced the resignation of Mr. Herdev S. Rayat and the appointment of Ms. Terri DuMoulin, who replaced Mr. Herdev S. Rayat as a Director, Secretary and Treasurer of the Company.

ITEM 14:

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is the  Chief  Executive  Officer’s  and the Principal Financial  Officer’s responsibility  to ensure that we maintain  disclosure  controls and  procedures designed  to  provide  reasonable  assurance  that  material  information,  both financial and non-financial, and other information required under the securities laws to be disclosed is identified and  communicated  to senior  management on a timely  basis.  Our disclosure controls and procedures include periodic management meetings to ensure communication of reportable events, receipt of ongoing advice from legal council and outside auditors on new legislation and updating, if required, the Company’s disclosure controls and procedures.

Changes in Internal Controls

During the fourth quarter of 2002, the management of the Company, including the Chief Executive Officer and the Principal Financial Officer, evaluated the Company’s disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports  filed or submitted by it under the Exchange Act is recorded,  processed,  summarized and reported, within the time periods  specified  in the  Commission’s  rules and  forms." There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date that management, including the Chief Executive Officer and the Principal Financial Officer, completed their evaluation.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of April, 2003.

ENTHEOS TECHNOLOGIES, INC.

 /s/ Stanley D. Wong

By: Stanley D. Wong

President & CEO

Pursuant to the  requirements of the Securities  Exchange Act of 1934, this report  has  been  signed  below  by the  following  persons  on  behalf  of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Stanley D. Wong

President, Director

April 1st, 2003

Stanley D. Wong

Chief Executive Officer

/s/ Harmel S. Rayat

Director

April 1st, 2003

Harmel S. Rayat

/s/ Terri DuMoulin

Director, Secretary/Treasurer

April 1st, 2003

Terri DuMoulin

Principal Financial Officer

CERTIFICATION

I, Stanley D. Wong, certify that:

1)   I have reviewed this annual report on Form 10-KSB of Entheos Technologies, Inc.:

2)   Based on my  knowledge,  this  annual  report  does not  contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this annual report;

3)   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this annual report, fairly present, in all material respects, the financial condition,  results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4)   The  Registrant’s  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant, and we have:

a)   designed  such  disclosure  controls  and  procedures  to ensure  that material information relating to the Registrant is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the  effectiveness of the Registrant’s  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)   presented   in  this   annual   report  our   conclusions   about  the effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5)   The Registrant’s other certifying  officers and I have disclosed,  based on our most recent  evaluation,  to the  Registrant’s  auditors  and the audit committee of  Registrant’s  board of directors (or persons  performing  the equivalent function):

a)   all  significant  deficiencies  in the design or operation of internal controls  which could  adversely  affect the  Registrant’s  ability to record,  process,   summarize  and  report  financial  data  and  have identified for the  registrant’s  auditors any material  weaknesses in internal controls; and

b)   any fraud, whether or not material,  that involves management or other employees who have a  significant  role in the  Registrant’s  internal controls; and

6)   The  Registrant’s  other  certifying  officers and I have indicated in this annual  report  whether or not there were  significant  changes in internal controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 1st, 2003

/s/ Stanley D. Wong

Stanley D. Wong

Chief Executive Officer

CERTIFICATION

I, Terri DuMoulin, certify that:

1)   I have reviewed this annual report on Form 10-KSB of Entheos Technologies, Inc.:

2)   Based on my  knowledge,  this  annual  report  does not  contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this annual report;

3)   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this annual report, fairly present, in all material respects, the financial condition,  results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4)   The  Registrant’s  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant, and we have:

a)   designed  such  disclosure  controls  and  procedures  to ensure  that material information relating to the Registrant is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the  effectiveness of the Registrant’s  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)   presented in  this   annual   report  our conclusions  about  the effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5)   The Registrant’s other certifying  officers and I have disclosed,  based on our most recent  evaluation,  to the  Registrant’s  auditors  and the audit committee of  Registrant’s  board of directors (or persons  performing  the equivalent function):

a)   all  significant  deficiencies  in the design or operation of internal controls  which could  adversely  affect the  Registrant’s  ability to record,  process,   summarize  and  report  financial  data  and  have identified for the  registrant’s  auditors any material  weaknesses in internal controls; and

b)   any fraud, whether or not material,  that involves management or other employees who have a  significant  role in the  Registrant’s  internal controls; and

6)   The  Registrant’s  other  certifying  officers and I have indicated in this annual  report  whether or not there were  significant  changes in internal controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 1st, 2003

/s/ Terri DuMoulin

Terri DuMoulin

Principal Financial Officer

LIST OF EXHIBITS

Exhibit Number

Description

99.1

Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                    Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of  Entheos Technologies, Inc. (the "Company") on Form  10-KSB  for the  period  ending  December 31st,  2002, as filed with the Securities and Exchange  Commission on the date hereof (the  "Report"), I, Stanley D. Wong,  Chief  Executive  Officer  of the  Company, certify,  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully  complies  with the  requirements  of section 13(a) or 15(d) of the Securities Act of 1934; and

     (2)  The  information  contained  in the  Report  fairly  presents,  in all material  respects,  the  financial  condition  and result of  operations of the Company.

Date: April 1st, 2003

 /s/ Stanley D. Wong

Stanley D. Wong

Chief Executive Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of  Entheos Technologies, Inc. (the "Company") on Form  10-KSB  for the  period  ending  December 31st,  2002, as filed with the Securities and Exchange  Commission on the date hereof (the  "Report"), I, Terri DuMoulin,  Principal Financial  Officer  of the  Company, certify,  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully  complies  with the  requirements  of section 13(a) or 15(d) of the Securities Act of 1934; and

     (2)  The  information  contained  in the  Report  fairly  presents,  in all material  respects,  the  financial  condition  and result of  operations of the Company.

Date: April 1st, 2003

 /s/ Terri DuMoulin

Terri DuMoulin

Principal Financial Officer