Form 10QSB
period 2003-03-31
ENTHEOS TECHNOLOGIES INC
filed 2003-05-15
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

         SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2003

_      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _______

Commission file number:  000-30156

ENTHEOS TECHNOLOGIES, INC.

(exact name of registrant as specified in its charter)

NEVADA	98-0170247
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Suite 216 – 1628 West 1st Avenue, Vancouver, B.C.	V6J 1G1
(Address of principal executives offices)	(Postal Code)
Registrants telephone number, including area code	(604) 659-5005

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]      No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date.  As of May 8, 2003, there were 16,104,187 shares of the Issuer’s Common Stock, $0.00001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

ENTHEOS TECHNOLOGIES, INC.

FORM 10-QSB, QUARTER ENDED MARCH 31, 2003

INDEX

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheet

3

Consolidated Statements of Operations

4

Consolidated Statements of Cash Flows

5

Notes to Interim Consolidated Financial Statements

6

Item 2.  Management's Discussion and Analysis

8

Item 3.  Controls and Procedures

11

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

12

Item 2. Changes in Securities

12

Item 3. Defaults Upon Senior Securities

12

Item 4. Submission of Matters to a Vote of Security Holders

12

Item 5. Other Information

12

Item 6. Exhibits and Reports on Form 8-K

12

Signatures

13

Certifications

14

Exhibit 99.1    Certification of Principal Executive and Principal Financial Officer

          16

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

ENTHEOS TECHNOLOGIES, INC.

INTERIM  CONSOLIDATED BALANCE SHEET

MARCH 31, 2003

(Unaudited)

ASSETS

Current Assets
Cash	$686,559
Total Current Assets	686,559

Property and equipment, net (Note 2)	153,080

Marketable Equity Securities	30,031

Total Assets	$869,670

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$14,210
Accounts payable – Related Party (Note 3)	6,733
Capital Lease Obligation - Current	6,482
Total Current Liabilities	27,425

Long Term Liabilities
Capital Lease Obligation-Noncurrent	15,456
Total Liabilities	42,881
Stockholders' Equity
Preferred Stock: $0.0001 Par Value; Authorized Shares, 10,000,000 shares; Issued and Outstanding, None	None
Common Stock: $0.00001 Par Value; Authorized Shares, 200,000,000; Issued and Outstanding, 16,104,187	161
Additional paid in capital	3,853,921
Accumulated Other Comprehensive Loss	(18,019)
Accumulated deficit	(3,009,274)
Total Stockholders' Equity	826,789

Total Liabilities and Stockholders’ Equity	$869,670

See condensed notes to financial statements

.

ENTHEOS TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(Unaudited)

	2003	2002

Revenues (Related Party - 2002: $160,330)	$0	$165,330
Cost of revenues	0	44,441
Gross profit	0	120,889

General and administrative expenses-
Management fees – related party	36,000	36,000
Salaries and wages	79,528	29,722
Depreciation	31,330	33,034
Other operating expenses	59,253	7,965

Total general and administrative expenses	206,111	106,721

Operating income (loss)	(206,111)	14,168

Interest Income	2,198	6,200

Net income (loss) available to common stockholders	$(203,913)	$20,368

Basic and diluted income (loss) per common share	$(0.01)	$0.01

Weighted average common shares outstanding	16,104,187	1,970,887

See condensed notes to financial statements.

ENTHEOS TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(Unaudited)

	2003	2002

Cash flows from operating activities
Net income (loss)	$ (203,913)	$20,368
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	31,330	33,034
Stock compensation cost	15,000	0
Changes in assets and liabilities
(Increase) decrease in accounts receivable	0	(8,321)
(Increase) decrease in prepaid rent	0	2,721
(Increase) decrease in security deposit	9,290	0

(Increase) decrease in accrued interest receivable	0	(2,500)
Increase (decrease) in accounts payable and accrued liabilities	(8,817)	31,056
Total adjustments	46,803	55,990
Net cash flows provided by (used in) operating activities	(157,110)	76,358

Cash flows from investing activities
Purchase of property and equipment	(129)	(21,391)
Net cash flows used in investing activities	(129)	(21,391)

Cash flows from financing activities
Principal payments on capital lease obligations	(2,562)	-
Net cash flows used in financing activities	(2,562)	-

Increase (Decrease) in cash and cash equivalents	(159,801)	54,967
Cash and cash equivalents, beginning of period	846,360	826,603
Cash and cash equivalents, end of period	$686,559	$881,570

See condensed notes to financial statements

.

ENTHEOS TECHNOLOGIES, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management of Entheos Technologies, Inc. and subsidiaries (the Company), include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2003 and the results of operations for the three months ended March 31, 2003 and 2002. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company’s 2002 Annual Report on Form 10-KSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company’s 2002 Annual Report on Form 10-KSB.

Certain accounts have been reclassified to conform to the current period’s presentation.  These changes have no effect on previously reported results of operations or total stockholders’ equity.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and Equipment consists of the following at March 31, 2003:

Computer equipment

  $519,322

Computer software

      70,890

Vehicles under capital lease

      30,360

Office Equipment

          129

Furniture and Fixtures

      11,614

Total

    632,315

Less Accumulated Depreciation

    479,235

Net Book Value

  $153,080

 Depreciation expense charged to operations during 2003 was $31,330 (2002: $33,034).

NOTE 3 – RELATED PARTY TRANSACTIONS

Revenues – Related Party – Substantially all (97%) of the Company’s revenues during the first quarter of 2002 was derived from the Company’s principal client, EquityAlert.com, Inc., a subsidiary of Innotech Corporation, which ceased operation during October, 2002. The Company and Innotech Corporation have a common Director and majority shareholder.

Accounts Payable - Related party – Balance of severance pay due to the company’s former president and director, who resigned on February 10th 2003.  During the quarter ended March 31, 2003, the Company offset its balance due from a former officer with a payment due for severance wages to the same former officer in a non-cash transaction.

Management Fees – During the three months ended March 31, 2003 and 2002, the Company charged $36,000 and $36,000, respectively, to operations for management and consulting fees incurred for services rendered by Mr. Harmel S. Rayat, the chairman and majority stockholder.

Properties – The Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1.  These premises are owned by the wife and father of the Company's President and CEO.  At present, the Company pays no rent.  The fair value of the rent has not been included in the financial statements because the amount is immaterial.

NOTE 4 – BASIC LOSS PER SHARE

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.  All earnings or loss per share amounts in the financial statements are basic earnings or loss per share.  The computation of basic and diluted income (loss) per share is as follows at March 31:

	2003	2002
Numerator-net income (loss) available to common stockholders	$(203,913)	$20,368
Denominator-weighted average number of common shares outstanding	16,104,187	1,970,887
Basic and diluted income (loss) per common share	$(0.01)	$0.01

NOTE 5 – STOCK OPTIONS

On December 20, 2002, the Company’s Board of Directors agreed to establish 1,500,000 stock options from the Company’s 2001 Stock Option Plan, with terms and conditions, such as expiration dates and vesting periods being defined and agreed upon in individual stock option agreements at a Board of Directors meeting held on February 11th, 2003, when the Company’s Board of Directors agreed to enter into 10 year NonStatutory Stock Option Agreements with certain individuals to purchase common stock at $0.06 per share, expiring 10 years from the grant date.  The option price was based on the closing price of the Company’s shares on December 16th, 2002.  All of the options are exercisable in three (3) equal installments of thirty-three and one-third percent (33 1/3%), the first installment to be exercisable immediately, with an additional thirty-three and one-third percent (33 1/3%) of the shares becoming exercisable on each of the two (2) successive anniversary dates

.

Of the 1,500,000 stock options issued, 1,020,000 were granted to current Directors of the Company and 170,000 stock options were granted to the former President and director of the Company.  The remaining options granted represented those issued to three employees of the Company.

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

Total options exercisable as of March 31, 2003 were 500,000 at $0.06 per share and $2,500 at $$0.51 per share.  All of the options granted were outstanding as of March 31, 2003.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

When used in this discussion, the words, "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

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

Critical Accounting Policies

Our discussion and analysis or plan of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to income taxes and contingencies.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of its financial statements.

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We currently have recorded a full valuation allowance against net deferred tax assets as we currently believe it is more likely than not that the deferred tax assets will not be realized.

Contingencies

We may be subject to certain asserted and unasserted claims encountered in the normal course of business. It is our belief that the resolution of these matters will not have a material adverse effect on our financial position or results of operations, however, we cannot provide assurance that damages that result in a material adverse effect on our financial position or results of operations will not be imposed in these matters.  We account for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Results of operations

Revenues.  The Company generated $0 and $165,330 in revenues for the three months ended March 31, 2003 and 2002.  Of the $165,330 decrease, $160,330 was due to the loss of the Company’s principal client, EquityAlert.com, Inc., a subsidiary of Innotech Corporation, which ceased operation during October, 2002. The Company and Innotech Corporation have a common Director and majority shareholder.

Cost of revenues.  The Company incurred 1$44,441in cost of revenues for the three months ended March 31,  2002, for gross margin of approximately 27%.

General and administrative expenses.   During the three months ended March 31, 2003, and 2002, the Company incurred $206,111  and $106,721, respectively, an increase of $99,390, primarily due to all salaries and wages classified as general and administrative expenses due to the Company’s lack of revenues during the three months ended March 31, 2003

Interest income. Interest income was $2,198 and $6,200 for the three-month period ended March 31, 2003 and 2002, respectively.  The decrease of 64.5% in interest income is a direct result of changes in interest rates.  Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for income taxes. As of March 31, 2003, the Company's accumulated deficit was $3,009,274 and as a result, there has been no provision for income taxes to date.

Net income (loss).  For the three months ended March 31, 2003 and 2002, the Company recorded a net loss of $188,913 and net income of $20,368, respectively.

Liquidity and Capital Resources

As at March 31, 2003, the Company had a cash balance of $686,559, compared to $855,386 as at December 31, 2002. The Company has financed its operations primarily through cash on hand during the three-month period ending March 30, 2003.

Net cash flows used in by operating activities was $157,110 for the three-month period ending March 31, 2003, compared to net cash provided of $76,358 for the same period in 2002, primarily due to net loss from operations. The Company believes it has sufficient cash to satisfy its cash requirements for at the next twelve months.

Net cash flows used in investing activities was $129 for the three-month period ending March 31, 2003, compared to $21,391 for same period during 2002. This decrease of $21,262 was primarily due lower equipment purchases during the period.

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

Related Party Transactions

Revenues – Related Party – Substantially all (97%) of the Company’s revenues during the first quarter of 2002 was derived from the Company’s principal client, EquityAlert.com, Inc., a subsidiary of Innotech Corporation, which ceased operation during October, 2002. The Company and Innotech Corporation have a common Director and majority shareholder.

Accounts Payable - Related party – Balance of severance pay due to the company’s former president and director, who resigned on February 10th 2003.

Management Fees – During the three months ended March 31, 2003 and 2002, the Company charged $36,000 and $36,000, respectively, to operations for management and consulting fees incurred for services rendered by Mr. Harmel S. Rayat, the chairman and majority stockholder.

Properties – The Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1.  These premises are owned by the wife and father of the Company's President and CEO.  At present, the Company pays no rent.  The fair value of the rent has not been included in the financial statements because the amount is immaterial.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management does not anticipate that FIN 46 will have any effect on the on the Company.

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

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6    Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 99.1   Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 U.S. Code

(b) Reports on Form 8-K

(i)     The Company filed Form 8-K on February 10, 2003 under (1)  Item 5 to disclose a severance  package to its former President and the establishment of 5,000 stock options to its new President, and (2) under Item 6 to disclose the resignation of its former President and the appointment of its new President.

(ii)    The Company filed Form 8-K on February 11, 2003 under Item 5 under Item 5 disclosing the terms and conditions of 1,505,000 stock options issued, including grant agreements.

Signature Page

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTHEOS TECHNOLOGIES, INC

/s/ Stanley D. Wong

Stanley D. Wong

CEO and President

/s/ Harmel S. Rayat

Harmel S. Rayat

Director

/s/ Terry DuMoulin

Terri DuMoulin

Director, Secretary & Treasurer

Principal Financial Officer

Dated:  May 14, 2003

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

Date: May 14, 2003

/s/ Stanley D. Wong
Stanley D. Wong

Chief Executive Officer

I, Terri DuMoulin, certify that:

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

Date: May 14, 2003

/s/ Terri DuMoulin

Terri DuMoulin

Principal Financial Officer

Exhibit 99.1

CERTIFICATION
OF
CHIEF EXECUTIVE OFFICER
AND
CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        I, Stanley D. Wong, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Enterprise Technologies, Inc. for the quarter ended March 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of Entheos Technologies, Inc.

Date: May 14, 2003

/s/ Stanley D. Wong
Stanley D. Wong

Chief Executive Officer

        I, Terri DuMoulin, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Enterprise Technologies, Inc. for the quarter ended March 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of Entheos Technologies, Inc.

Date: May 14, 2003

/s/ Terri DuMoulin

Terri DuMoulin

Principal Financial Officer