Form 10QSB
period 2003-06-30
ENTHEOS TECHNOLOGIES INC
filed 2003-08-14
CIK 1016708

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

Mark One)

    X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2003

____      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

              SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

ENTHEOS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation)	000-30156 (Commission File Number)	98-0170247 (I.R.S Employer Identification No.)

1628 West 1st Avenue, Suite 216, Vancouver, British Columbia,  V6J 1G1

(Address of principal executive offices)

(604-659-5005)

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date.  As of July 25, 2003, there were 16,104,187 shares of the Issuer’s Common Stock, $0.00001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [x]

ENTHEOS TECHNOLOGIES, INC.

FORM 10-QSB, QUARTER ENDED JUNE 30, 2003

INDEX

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

Interim Consolidated Balance Sheet

3

Interim Consolidated Statements of Operations

4

Interim Consolidated Statements of Cash Flows

5

Notes to Interim Consolidated Financial Statements

6

Item 2.  Management's Discussion and Analysis

8

Item 3.  Controls and Procedures

16

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

17

Item 2. Changes in Securities and Use of Proceeds

17

Item 3. Defaults Upon Senior Securities

17

Item 4. Submission of Matters to a Vote of Security Holders

17

Item 5. Other Information

17

Item 6. Exhibits and Reports on Form 8-K

17

Signatures

18

Certifications

19

ITEM 1.   Financial Statements

The accompanying unaudited financial statements of Entheos Technologies, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the period ended June 30, 2003 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEET

JUNE 30, 2003

(Unaudited)

ASSETS
Current assets
Cash	$530,383
Total current assets	530,383

Property and equipment, net (Note 3)	121,808

Marketable Equity Securities	65,468

Total Assets	$717,659

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$15,967
Accounts payable – Related Party (Note 4)	6,733
Capital Lease Obligation - Current	3,919
Total current liabilities	26,619
Long Term Liabilities
Capital Lease Obligation-Noncurrent	15,456

Total Liabilities	42,075

Stockholders' Equity
Preferred stock: $0.0001 par value; authorized shares, 5,000,000 shares; issued and outstanding, none	None
Common Stock: $0.00001 par value; authorized shares, 200,000,000; issued and outstanding, 16,104,187	161
Additional paid in capital	3,853,921
Accumulated Other Comprehensive Income	17,418
Accumulated deficit	(3,195,916)
Total stockholders' equity	675,584

Total Liabilities and Stockholders’ Equity	$717,659

See condensed notes to consolidated financial statements.

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(Unaudited)

	For The Three Months Ended June 30, 2003	For The Three Months Ended June 30, 2002	For The Six Months Ended June 30, 2003	For The Six Months Ended June 30,2002
Revenues (Related Party –Three and six months: $241,442 and $401,772, respectively)	$0	$251,442	$0	$416,772

Cost of revenues	0	46,874	0	91,315

Gross Profit General and administrative expenses	0	204,568	0	325,457
Management fees – related party	36,000	36,000	72,000	72,000
Salaries and wages	64,114	28,242	143,642	57,964
Depreciation	31,330	33,034	62,660	44,045
Other operating expenses	56,939	9,810	116,192	39,798
Total general and administrative expenses	188,383	107,086	394,494	213,807
Operating income (loss)	(188,383)	97,482	(394,494)	111,650

Interest income	1,741	3,721	3,939	9,921

Provision for income taxes	0	0	0	0

Net income (loss) available to common stockholders	$(186,642)	$101,203	$(390,555)	$121,571

Basic and diluted income (loss) per common share	$(0.01)	$0.05	$(0.02)	$0.06

Basic and diluted weighted average common shares outstanding	16,104,187	1,970,887	16,104,187	1,970,887

See condensed notes to consolidated financial statements.

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(Unaudited)

	2003	2002
Cash flows from operating activities
Net income (loss)	$(390,555)	$121,571
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	62,660	44,045
Stock compensation cost Changes in assets and liabilities	15,000	0
(Increase) decrease in accounts receivable	0	(89,433)
(Increase) decrease in prepaid rent	0	2,721
(Increase) decrease in security deposit	9,290	0
(Increase) decrease in accrued interest receivable	0	(2,500)
Increase (decrease) in accounts payable	(7,060)	77,699
Total adjustments	79,890	32,532
Net cash provided by (used in) operating activities	(310,665)	154,103

Cash flows from investing activities
Purchase of property and equipment	(186)	(57,724)
Net cash flows used in investing activities	(186)	(57,724)

Cash flows from financing activities
Principal payments on capital lease obligations	(5,126)	0
Net cash flows used in investing activities	(5,126)	0

Increase (decrease) in cash and cash equivalents	(315,977)	96,379
Cash and cash equivalents, beginning of period	846,360	826,603
Cash and cash equivalents, end of period	$530,383	$922,982

Supplemental Information:
Cash Paid For:
Interest	-	-
Income Taxes	-	-

Non-cash Investing and Financing Activities:
Satisfaction of officer loan through severance payable	$43,267	-

See condensed notes to consolidated financial statements.

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited consolidate financial statements of Entheos Technologies, Inc. (referred to herein as the “Company”, unless the context indicates otherwise) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Actual results may differ from these estimates.  The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2003.  These financial statements should be read in conjunction with the Management's Discussion and Analysis or Plan of Operation section for this quarterly period, and the financial statements and notes thereto included in the Company's financial statements as of and for the year ended December 31, 2002, filed with the Company's Annual Report on Form 10-KSB.

Certain accounts have been reclassified to conform to the current period’s presentation.  These changes have no effect on previously reported results of operations or total stockholders’ equity.

NOTE 2 – EARNINGS PER SHARE

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.  All earnings or loss per share amounts in the financial statements are basic earnings or loss per share.  The computation of basic income (loss) per share is as follows at June 30, 2003:

	For The Three Months Ended June 30, 2003	For The Three Months Ended June 30, 2002	For The Six Months Ended June 30, 2003	For The Six Months Ended June 30,2002
Numerator-net income (loss) available to common stockholders	$(186,642)	$101,203	$(390,555)	$121,571
Denominator-weighted average number of common shares outstanding	16,104,187	1,970,887	16,104,187	1,970,887
Basic and diluted income (loss) per common share	$(0.01)	$0.05	$(0.02)	$0.06

NOTE 3 – PROPERTY AND EQUIPMENT

Property and Equipment consists of the following at June 30, 2003:

Computer equipment

  $519,322

Computer software

      70,890

Vehicles under capital lease

      30,360

Office Equipment

          186

Furniture and Fixtures

      11,614

Total

    632,372

Less Accumulated Depreciation

    510,566

Net Book Value

  $121,808

Depreciation expense charged to operations during 2003 was $62,660 (2002: $44,045).

NOTE 4 – RELATED PARTY TRANSACTIONS

Revenues – Related Party – Approximately 97% of Entheos’ revenues were derived (i) 85% from Innotech Corporation (“Innotech”) for emailing services and (ii) 12% from e.deal.net, Inc. (“edeal”) for web development and hosting services.  Until the first quarter of 2002, all of Entheos’ revenues were derived from Innotech for emailing services.  The significant decrease in revenues was due to the loss of the Company’s principal client, EquityAlert.com, Inc., a subsidiary of Innotech Corporation, which ceased operation during October 2002. The Company and Innotech Corporation have a common Director and majority shareholder.

Accounts Payable - Related party – Balance of severance pay due to the company’s former president and director, who resigned on February 10th 2003.  During the quarter ended June 30, 2003, the Company offset its balance due from a former officer with a payment due for severance wages to the same former officer in a non-cash transaction.

Management Fees – During the six months ended June 30, 2003 and 2002, the Company charged $72,000 and $72,000, respectively, to operations for management and consulting fees incurred for services rendered by Mr. Harmel S. Rayat, a director and majority stockholder.  There is no management or consulting agreement in place.

Properties – The Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1.  These premises are owned by the wife and father of Mr. Harmel S. Rayat, a director and majority shareholder of the Company. At present, the Company pays no rent.  The fair value of the rent has not been included in the financial statements because the amount is immaterial.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three month and six month periods ending June 30, 2003, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

The reader is cautioned that no statements contained in this Form 10-QSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those identified within this Form 10-QSB. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-QSB and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

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

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We currently have recorded a full valuation allowance against net deferred tax assets as we currently believe it is more likely than not that the deferred tax assets will not be realized

Contingencies

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

Results of operations

Revenues.  The Company did not generate any revenues during 2003.  The Company generated $251,442 and $416,772 in revenues for the three and six months ended June 30, 2002.  Two of Entheos’ customers each accounted for more than 10% of its revenues, both of which are represented by the same director as Entheos.  Approximately 97% of Entheos’ revenues were derived (i) 85% from Innotech Corporation (“Innotech”) for emailing services and (ii) 12% from e.deal.net, Inc. (“edeal”) for web development and hosting services.  Until the first quarter of 2002, all of Entheos’ revenues were derived from Innotech for emailing services.  The significant decrease in revenues was due to the loss of the Company’s principal client, EquityAlert.com, Inc., a subsidiary of Innotech Corporation, which ceased operation during October 2002. The Company and Innotech Corporation have a common Director and majority shareholder.

Cost of revenues.  The Company did not incur any costs of sales during 2003.  The Company incurred $46,874 and $91,315 in cost of revenues for the three and six months ended June 30, 2002, respectively, representing 19% and 22% of revenues for the three and six-month periods ended June 30, 2002.  The significant decrease in costs of revenues is a result of significantly lower personnel costs that contributed to the initial ongoing costs of developing and maintaining the Company’s operations.

General and administrative expenses.   During the three and six months ended June 30, 2003, the Company incurred $188,383 and $394,494, respectively, in general and administrative expenses, an increase of 76% and 85% from the same periods in 2002, which was primarily due to all salaries and wages classified as general and administrative expenses, due to the Company’s lack of revenues during the six months ended June 30, 2003. During the three and six months ended June 30, 2002, the Company incurred $107,086 and $213,807, respectively, in general and administrative expenses.

Interest income.  Interest income was $1,741 and $3,939 for the three and six-month period ended June 30, 2003 versus  $3,721 and $9,921 for the same periods in 2002, respectively.  The decrease in interest income is a direct result of changes in interest rates.  Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for income taxes. As of June 30, 2003, the Company's accumulated deficit was $3,195,916 and as a result, there has been no provision for income taxes to date.

Net income (loss).  For the three months ended June 30, 2003 and 2002, the Company recorded a net loss of $186,642 and net income of $101,203, respectively.  For the six months ended June 30, 2003 and 2002, the Company recorded a net loss of $390,555 and net income of $121,571, respectively.

Liquidity and Capital Resources

As at June 30, 2003, the Company had a cash balance of $530,383. The Company has financed its operations primarily through cash on hand during the six-month period ending June 30, 2003.

Net cash flows used in by operating activities was $310,665 for the six-month period ending June 30, 2003, compared to net cash provided of $154,103 for the same period in 2002, primarily due to net loss from operations. The Company believes it has sufficient cash to satisfy its cash requirements for the next twelve months.

Net cash flows used in investing activities was $186 for the six-month period ending June 30, 2003, compared to $57,724 for same period during 2002, resulting from lower equipment purchases during the periods presented.

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

RELATED PARTY TRANSACTIONS

Revenues – Related Party – Approximately 97% of Entheos’ revenues were derived (i) 85% from Innotech Corporation (“Innotech”) for emailing services and (ii) 12% from e.deal.net, Inc. (“edeal”) for web development and hosting services.  Until the first quarter of 2002, all of Entheos’ revenues were derived from Innotech for emailing services.  The significant decrease in revenues was due to the loss of the Company’s principal client, EquityAlert.com, Inc., a subsidiary of Innotech Corporation, which ceased operation during October 2002. The Company and Innotech Corporation have a common Director and majority shareholder.

Accounts Payable - Related Party – During the quarter ended June 30, 2003, the Company offset $43,267 due from a former president and director with a payment due for $50,000 in severance wages to the same former individual in a non-cash transaction. As at June 30, 2003, severance pay of $6,733 remained owing to the company’s former president and director, who resigned on February 10, 2003.

Management Fees – During the six months ended June 30, 2003 and 2002, the Company charged $72,000 and $72,000, respectively, to operations for management and consulting fees incurred for services rendered by Mr. Harmel S. Rayat, the chairman and majority stockholder.   There is no management and consulting agreement in place.

Properties – The Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1.  These premises are owned by the wife and father of the Company's Director and majority shareholder.  At present, the Company pays no rent.  The fair value of the rent has not been included in the financial statements because the amount is immaterial.

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

In April 2003, the FASB issued SFAS No. 149, "Accounting for Amendment of  Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.   This Statement is generally effective for 45 contracts entered into or modified after June 30, 2003, and all provisions should be applied prospectively.   This statement does not affect the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption.  Restatement is not permitted.  This statement does not affect the Company.

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

We have had limited revenues since inception. In 2002, we had revenues of $919,418. We have not been profitable, experiencing an accumulated deficit of $2,805,361 through December 31, 2002. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

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

Continued Control by Management.

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of April 1, 2003, our officers and board members own 14,782,948 of the 16,104,187 outstanding common stock, excluding stock options. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

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

*

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

*

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

*

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

*

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

*

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

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II – Other Information

Item 1.   Legal Proceedings

None

Item 2.   Changes in Securities

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6    Exhibits and Reports on Form 8-K

(a)

Exhibits

31.1

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2

Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

Signature Page

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTHEOS TECHNOLOGIES, INC

/s/ Stanley D. Wong

Stanley D. Wong

CEO and President

/s/ Harmel S. Rayat

Harmel S. Rayat

Director

/s/ Terri DuMoulin

Terri DuMoulin

Director, Secretary & Treasurer

Principal Financial Officer

Dated:  August 11, 2003

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Stanley D. Wong, certify that:

(1)	I have reviewed this quarterly report on Form 10-QSB of Entheos Technologies, Inc. (the “registrant”);

(2)

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 11, 2003	By:	/s/ Stanley D. Wong
Stanley D. Wong Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Terri DuMoulin, certify that:

(1)	I have reviewed this quarterly report on Form 10-QSB of Entheos Technologies, Inc. (the “registrant”);

(2)

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 11, 2003	By:	/s/ Terri DuMoulin
Terri DuMoulin Principal Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certifies that, to his knowledge, (i) the Form 10-QSB filed by Entheos Technologies, Inc. (the “Issuer”) for the quarter ended June 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

ENTHEOS TECHNOLOGIES, INC.

Date: August 11, 2003	By:	/s/ Stanley D. Wong
Stanley D. Wong Chief Executive Officer

Exhibit 32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certifies that, to her knowledge, (i) the Form 10-QSB filed by Entheos Technologies, Inc. (the “Issuer”) for the quarter ended June 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

ENTHEOS TECHNOLOGIES, INC.

Date: August 11, 2003	By:	/s/ Terri DuMoulin
Terri DuMoulin Principal Financial Officer