Form 10QSB
period 2003-09-30
ENTHEOS TECHNOLOGIES INC
filed 2003-11-14
CIK 1016708

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

Mark One)

    X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2003

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

Yes  X      No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date.  As of November 3, 2003, there were 16,104,187 shares of the Issuer’s Common Stock, $0.00001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [x]

ENTHEOS TECHNOLOGIES, INC.

FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2003

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

17

Signatures

18

Certifications

19

Item 1.   Financial Statements

The accompanying unaudited financial statements of Entheos Technologies, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the period ended September 30, 2003 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEET

September 30, 2003

(Unaudited)

ASSETS
Current assets
Cash	$409,224
Total current assets	409,224

Property and equipment, net (Note 3)	90,478

Marketable equity securities	138,144

Total Assets	$637,846

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$19,236
Accounts payable – related party	23,068
Capital lease obligation – current	1,357
Total current liabilities	43,661
Long Term Liabilities
Capital lease obligation – noncurrent	15,456

Total Liabilities	59,117

Stockholders' Equity
Preferred stock: $0.0001 par value; authorized shares, 5,000,000 shares; issued and outstanding, none	None
Common Stock: $0.00001 par value; authorized shares, 200,000,000; issued and outstanding, 16,104,187	161
Additional paid-in capital	3,853,921
Accumulated other comprehensive income	90,094
Accumulated deficit	(3,365,447)
Total stockholders' equity	578,729

Total Liabilities and Stockholders’ Equity	$637,846

See condensed notes to consolidated financial statements.

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Unaudited)

	For The Three Months Ended Sept. 30, 2003	For The Three Months Ended Sept. 30, 2002	For The Nine Months Ended Sept. 30, 2003	For The Nine Months Ended Sept. 30,2002
Revenues (Related Party –Three and Nine months: $242,354 and $644,126, respectively)	$-	$242,354	$-	$659,126

Cost of revenues	-	66,216	-	157,531

Gross Profit	-	176,138	-	501,595

General and administrative expenses
Management fees – related party	36,000	36,000	108,000	108,000
Salaries and wages	57,401	36,456	201,043	94,420
Depreciation	31,330	33,034	93,990	99,102
Other operating expenses	45,882	6,892	162,074	24,667
Total general and administrative expenses	170,613	112,382	565,107	326,189
Operating income (loss)	(170,613)	63,756	(565,107)	175,406

Interest income	1,082	3,460	5,021	13,381

Provision for income taxes	-	-	-	-

Net income (loss) available to common stockholders	$(169,531)	$67,216	$(560,086)	$188,787

Basic and diluted income (loss) per common share	$(0.011)	$0.034	$(0.035)	$0.096

Basic and diluted weighted average common shares outstanding	16,104,187	1,970,887	16,104,187	1,970,887

See condensed notes to consolidated financial statements.

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Unaudited)

	2003	2002
Cash flows from operating activities
Net income (loss)	$(560,086)	$188,787
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	93,990	99,102
Revenue recognized for services rendered	-	(48,050)
Stock compensation cost Changes in assets and liabilities	15,000	-
(Increase) decrease in accounts receivable	-	(283,737)
(Increase) decrease in prepaid rent	-	2,721
(Increase) decrease in security deposit	9,290	-
(Increase) decrease in accrued interest receivable	-	(2,500)
Increase (decrease) in accounts payable	12,544	70,702
Total adjustments	130,824	(161,762)
Net cash provided by (used in) operating activities	(429,262)	27,025

Cash flows from investing activities
Purchase of property and equipment	(186)	(97,595)
Net cash flows used in investing activities	(186)	(97,595)

Cash flows from financing activities
Principal payments on capital lease obligations	(7,688)	-
Net cash flows used in investing activities	(7,688)	-

Increase (decrease) in cash and cash equivalents	(437,136)	(70,570)
Cash and cash equivalents, beginning of period	846,360	826,603
Cash and cash equivalents, end of period	$409,224	$756,033

Supplemental Information:
Cash Paid For:
Interest	-	-
Income Taxes	-	-

Non-cash Investing and Financing Activities:
Satisfaction of officer loan through severance payable	$43,267	-

See condensed notes to consolidated financial statements.

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

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

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Actual results may differ from these estimates.  The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2003.  These financial statements should be read in conjunction with the Management's Discussion and Analysis or Plan of Operation section for this quarterly period, and the financial statements and notes thereto included in the Company's financial statements as of and for the year ended December 31, 2002, filed with the Company's Annual Report on Form 10-KSB.

Certain accounts have been reclassified to conform to the current period’s presentation.  These changes have no effect on previously reported results of operations or total stockholders’ equity.

NOTE 2 – EARNINGS PER SHARE

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  All share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.  All earnings or loss per share amounts in the financial statements are basic earnings or loss per share.  The computation of basic income (loss) per share is as follows at September 30, 2003:

	For The Three Months Ended Sept. 30, 2003	For The Three Months Ended Sept. 30, 2002	For The Nine Months Ended Sept. 30, 2003	For The Nine Months Ended Sept. 30,2002
Numerator-net income (loss) available to common stockholders	$(169,531)	$67,216	$(560,086)	$188,787
Denominator-weighted average number of common shares outstanding	16,104,187	1,970,887	16,104,187	1,970,887
Basic and diluted income (loss) per common share	$(0.011)	$0.034	$(0.035)	$0.096

NOTE 3 – PROPERTY AND EQUIPMENT

Property and Equipment consists of the following at September 30, 2003:

Computer equipment

  $519,322

Computer software

      70,890

Vehicles under capital lease

      30,360

Office Equipment

          186

Furniture and Fixtures

      11,614

Total

    632,372

Less Accumulated Depreciation

    541,894

Net Book Value

   $ 90,478

Depreciation expense charged to operations during 2003 was $93,990 (2002: $99,102).

NOTE 4 – RELATED PARTY TRANSACTIONS

Revenues (Related Party): During 2002, approximately 97% of Entheos’ revenues were derived (i) 85% from Innotech Corporation (“Innotech”) for emailing services and (ii) 12% from e.deal.net, Inc. (“edeal”) for web development and hosting services.  Until the first quarter of 2002, all of Entheos’ revenues were derived from Innotech for emailing services.  The significant decrease in revenues was due to the loss of the Company’s principal client, EquityAlert.com, Inc., a subsidiary of Innotech Corporation, which ceased operation during October 2002. The Company and Innotech Corporation have a common Director and majority shareholder.

Officer loans at December 31, 2002, represented a loan in the amount of $40,000 dated September 10, 2001, to the former President of the Company, plus $3,267 of accrued interest.  The terms of the loan included interest at 6.25 percent per annum, with both the principal and interest due at maturity.  During the nine months ended September 30, 2003, the Company offset its balance due from a former officer with a payment due for severance wages of $50,000 to the same former officer in a non-cash transaction, of which $6,733 remains due and payable.

Management Fees – During the nine months ended September 30, 2003 and 2002, the Company charged $108,000 and $108,000, respectively, to operations for management and consulting fees incurred for services rendered by Mr. Harmel S. Rayat, a director and majority stockholder.  There is no management or consulting agreement in place.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three month and nine month periods ending September 30, 2003, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Results of operations

Revenues.  The Company did not generate any revenues during 2003.  The Company generated $242,354 and $659,126 in revenues for the three and nine months ended September 30, 2002.  Two of Entheos’ customers each accounted for more than 10% of its revenues, both of which are represented by the same director as Entheos.  Approximately 97% of Entheos’ revenues were derived (i) 85% from Innotech Corporation (“Innotech”) for emailing services and (ii) 12% from e.deal.net, Inc. (“edeal”) for web development and hosting services.  Until the first quarter of 2002, all of Entheos’ revenues were derived from Innotech for emailing services.  The significant decrease in revenues was due to the loss of the Company’s principal client, EquityAlert.com, Inc., a subsidiary of Innotech Corporation, which ceased operation during October 2002. The Company and Innotech Corporation have a common Director and majority shareholder.

Cost of revenues.  The Company did not incur any costs of sales during 2003.  The Company incurred $66,216 and $157,531 in cost of revenues for the three and nine months ended September 30, 2002, respectively, representing 27% and 24% of revenues for the three and nine-month periods ended September 30, 2002.  The decrease in costs of revenues is a result of significantly lower personnel costs that contributed to the initial ongoing costs of developing and maintaining the Company’s operations.

General and administrative expenses.   During the three and nine months ended September 30, 2003, the Company incurred $170,613 and $565,107, respectively, in general and administrative expenses, an increase of 52% and 73%, compared to $112,382 and $326,189 for the same periods in 2002, which was primarily due to all salaries and wages classified as general and administrative expenses, due to the Company’s lack of revenues during the nine months ended September 30, 2003.

Interest income.  Interest income was $1,082 and $5,021 for the three and nine-month period ended September 30, 2003 versus  $3,460 and $13,381 for the same periods in 2002, respectively.  The decrease in interest income is a direct result of changes in interest rates.  Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for income taxes. As of September 30, 2003, the Company's accumulated deficit was $3,365,447 and as a result, there has been no provision for income taxes to date.

Net income (loss).  For the three months ended September 30, 2003 and 2002, the Company recorded a net loss of $169,531 and net income of $67,216, respectively.  For the nine months ended September 30, 2003 and 2002, the Company recorded a net loss of $560,086 and net income of $188,787, respectively.

Liquidity and Capital Resources

As at September 30, 2003, the Company had a cash balance of $409,224. The Company has financed its operations primarily through cash on hand during the nine-month period ending September 30, 2003.

Net cash flows used in by operating activities was $429,262 for the nine-month period ending September 30, 2003, compared to net cash provided of $27,025 for the same period in 2002, primarily due to net loss from operations. The Company believes it has sufficient cash to satisfy its cash requirements for the next twelve months.

Net cash flows used in investing activities was $186 for the nine-month period ending September 30, 2003, compared to $97,595 for same period during 2002, resulting from lower equipment purchases during the periods presented.

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

Related Party Transactions

Revenues – Related Party:  During 2002, approximately 97% of Entheos’ revenues were derived (i) 85% from Innotech Corporation (“Innotech”) for emailing services and (ii) 12% from e.deal.net, Inc. (“edeal”) for web development and hosting services.  Until the first quarter of 2002, all of Entheos’ revenues were derived from Innotech for emailing services.  The significant decrease in revenues was due to the loss of the Company’s principal client, EquityAlert.com, Inc., a subsidiary of Innotech Corporation, which ceased operation during October 2002. The Company and Innotech Corporation have a common Director and majority shareholder.

Officer loans at December 31, 2002, represented a loan in the amount of $40,000 dated September 10, 2001, to the former President of the Company, plus $3,267 of accrued interest.  The terms of the loan included interest at 6.25 percent per annum, with both the principal and interest due at maturity.  During the nine months ended September 30, 2003, the Company offset its balance due from a former officer with a payment due for severance wages of $50,000 to the same former officer in a non-cash transaction, of which $6,733 remains due and payable.

Management Fees – During the nine months ended September 30, 2003 and 2002, the Company charged $108,000 and $108,000, respectively, to operations for management and consulting fees incurred for services rendered by Mr. Harmel S. Rayat, a director and majority stockholder.  There is no management or consulting agreement in place.

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

We have had limited revenues since inception, however we had revenues of $919,418 and $463,288 for the years ended December 31, 2002 and 2001, respectively. We have not been profitable, experiencing an accumulated deficit of $3,365,447 through September 30, 2003.  Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

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

Continued Control by Management.

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of November 3, 2003, our officers and board members own 14,782,948 of the 16,104,187 outstanding common stock, excluding stock options. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

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

ITEM 3.   Controls and Procedures

a.

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

b.

Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

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

Dated:  November 3, 2003

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Stanley Wong, certify that:

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

(4)

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5)

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 3, 2003	By:	/s/ Stanley Wong
Stanley Wong Chief Executive Officer

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

(4)

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5)

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 3, 2003	By:	/s/ Terri DuMoulin
Terri DuMoulin Principal Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certifies that, to his knowledge, (i) the Form 10-QSB filed by Entheos Technologies, Inc. (the “Issuer”) for the quarter ended September 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

ENTHEOS TECHNOLOGIES, INC.

Date: November 3, 2003	By:	/s/ Stanley D. Wong
Stanley D. Wong Chief Executive Officer

Exhibit 32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certifies that, to her knowledge, (i) the Form 10-QSB filed by Entheos Technologies, Inc. (the “Issuer”) for the quarter ended September 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

ENTHEOS TECHNOLOGIES, INC.

Date: November 3, 2003	By:	/s/ Terri DuMoulin
Terri DuMoulin Principal Financial Officer