Form 10KSB
period 2003-12-31
ENTHEOS TECHNOLOGIES INC
filed 2004-04-08
CIK 1016708

FORM 10-KSB

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.

OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________________    to   _____________________

 Commission File Number 000-30156

ENTHEOS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

NEVADA	98-0170247
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

216 – 1628 West 1st Avenue,

Vancouver, B.C., V6J 1G1,

TEL: (604) 659-5005

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value per share	OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Revenues for last fiscal year were $0.00

Aggregate market value of Common Stock, $0.00001 par value, held by non-affiliates of the registrant as of March 26, 2004: $449,221. Number of shares of Common Stock, $0.00001 par value, outstanding as of March 26, 2004: 16,104,187.

Transitional Small Business Disclosure Format:  Yes [   ] No [X]

TABLE OF CONTENTS

ENTHEOS TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

PART I

PAGE

Item 1.   Description of Business

3

Item 2.   Description of Property

6

Item 3.   Legal Proceedings

6

Item 4.   Submissions of Matters to a Vote of Security Holders

7

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

7

Item 6.    Management's Discussion and Analysis or Plan of Operations

8

Item 7.    Financial Statements

11

Item 8.    Changes in and Disagreements with Accountants on Accounting and

 Financial Disclosure

26

Item 8a

Controls and Procedures

26

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;

 Compliance with Section 16(a) of the Exchange Act

26

Item 10.

 Executive Compensation

26

Item 11.

 Security Ownership of Certain Beneficial Owners and Management

27

Item 12.  Certain Relationships and Related Transactions

28

Item 13.  Exhibits and Reports on Form 8-K

28

Item 14.  Principal Accountant Fees and Services

30

 Signatures

31

 Certifications

33

 Exhibits

34

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

The  information  in  this Annual Report on Form 10-KSB contains forward-looking statements  within  the meaning of Section 27A of the Securities Act of 1933, as amended,  and  Section  21E  of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company’s capital needs, business plans and expectations. Factors that could cause differences include those discussed below in "Risk Factors", as well as those discussed elsewhere herein and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law.

Any statements contained herein that are not statements of  historical  facts  may  be  deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will",  "should",  "expect",  "plan",  "intend",  "anticipate",  "believe", "estimate",  "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating  these statements, you should consider various factors, including the risks  outlined  below, and, from time to time, in other reports the Company files with  the  SEC.  These factors may cause the Company’s actual results to differ materially  from  any  forward-looking  statement.  The information constitutes forward-looking statements  within the meaning of the Private  Securities  Litigation  Reform Act of 1995.  Given these uncertainties, readers  are  cautioned  not  to  place  undue  reliance on such forward-looking statements.

The Company

Entheos Technologies, Inc. (the Company), through its wholly-owned subsidiary Email Solutions, Inc., operates as an Application Service Provider (ASP) providing reliable, real time, high volume outsourced email services.  The Company is currently seeking to augment its position in technology based services through the acquisition of and or joint venture with, other technology based ventures.

The Company is a Nevada corporation with an authorized capital of 200,000,000 shares of $0.00001 par value common stock, of which 16,104,187 shares are outstanding and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

Employees

At December 31, 2003, the Company employed 0 full-time and 3 part-time persons. To the best of the Company’s knowledge, none of the Company’s officers or directors is bound by restrictive covenants from prior employers. None of the Company’s employees are represented by labor unions or other collective bargaining groups. We consider relations with our employees to be good. We plan to retain and utilize the services of outside consultants as the need arises.

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

We have had limited revenues since inception, however we had revenues of $0 and $919,418 for the years ended December 31, 2003 and 2002, respectively. We have not been profitable, experiencing an accumulated deficit of $3,505,184 through December 31, 2003.  Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

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

Continued Control by Management.

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of March 26, 2004, our officers and board members own 14,782,948 of the 16,104,187 outstanding common stock, excluding stock options. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's corporate offices, located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1, are owned by a privately held corporation controlled by a Director and majority shareholder of the Company. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not party to any current legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders in the fourth quarter of 2003. It is our intention to schedule a shareholder’s meeting to elect directors and transact any additional business in the second or third quarter of 2004.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "ETHO". The following table sets forth the high and low sale prices for the periods indicated:

High

Low

First Quarter 2002

$  0.15

$  0.10

Second Quarter 2002

$  0.11

$  0.05

Third Quarter 2002

$  0.06

$  0.05

Fourth Quarter 2002

$  0.09

$  0.02

First Quarter 2003

$  0.90

$  0.15

Second Quarter 2003

$  0.90

$  0.25

Third Quarter 2003

$  0.75

$  0.25

Fourth Quarter 2003

$  0.75

$  0.30

January 1, 2004-March 25, 2004

$  0.34

$  0.34

As of February 25, 2004, there were approximately 309 stockholders of record of the Company's Common Stock.

Dividend Policy

We do not have a history of paying dividends on our Common Stock, and there can be no assurance that we will pay any dividends in the foreseeable future. We intend to use any earnings, which may be generated, to finance the growth of our businesses. Our Board of Directors has the right to authorize the issuance of preferred stock, without further shareholder approval, the holders of which may have preferences over the holders of the Common Stock as to payment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Number of securities

remaining available for

Number of Securities to be

Weighted-average exercise

future issuance under

issued upon exercise of

price of outstanding

equity compensation plans

outstanding options,

options, warrants and

(excluding securities

warrants and rights

rights

reflected in column (a))

Plan Category

(a)

(b)

(c)

____________________________________________________________________________________________________________

Equity compensation plans

approved by security holders

1,505,000

$0.06

18,495,000

Equity compensation plans not

approved by security holders

____________________________________________________________________________________________________________

Total

1,505,000

$0.06

18,495,000

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 7 of this Form 10-KSB. Except for the historical information contained herein, the discussion in this Annual Report on Form 10-KSB contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in "Risk Factors", as well as discussed elsewhere herein.

Overview

Entheos Technologies, Inc. (the Company), through its wholly-owned subsidiary Email Solutions, Inc., serves as an Application Service Provider (ASP) providing reliable, real time, high volume outsourced email services.  The Company is currently seeking to augment its position in technology based services through the acquisition of and or joint venture with, other technology based ventures.

The Company is a Nevada corporation with an authorized capital of 200,000,000 shares of $0.00001 par value common stock, of which 16,104,187 shares are outstanding and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

Results of Operations

Revenues:  The Company generated revenues of $0 for the year ended December 31, 2003, versus $919,418 for the year ended December 31, 2002.  Two of Entheos’ customers each accounted for more than 10% of its revenues, both of which are represented by the same director as Entheos.  Approximately 98% of Entheos’ revenues were derived (i) Innotech Corporation (“Innotech”) for emailing services and (ii) e.deal.net, Inc. (“edeal”) for web development and hosting services.  Until the first quarter of 2002, all of Entheos’ revenues were derived from Innotech for emailing services.  The significant decrease in revenues was due to the loss of the Company’s principal client, EquityAlert.com, Inc., a subsidiary of Innotech Corporation, which ceased operation during October 2002. The Company and Innotech Corporation have a common Director and majority shareholder.

Cost of Revenues:  The Company incurred $0 in cost of revenues for the year ended December 31, 2003, versus $226,354 in cost of revenues for the year ended December 30, 2002.  The decrease in costs of revenues is a result of significantly lower operating and personnel costs that contributed to the initial ongoing costs of developing and maintaining the Company’s operations.

General and Administrative Expenses:  During 2003, the Company incurred $705,032 in general and administrative expenses, a decrease of 27% over 2002 expenses of $970,989.  The decrease is primarily attributable to a bad debt expense of $459,798 that was written off in 2002, versus $0 in 2003, due to non-payment of services rendered by the Company’s largest client, Equityalert.com, a subsidiary of Innotech Corporation. The Company and Innotech Corporation have a common Director and majority shareholder.

Interest Income:  Interest income was $5,823 and $16,042 for the years ended December 31, 2003, and 2002, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes:  As of December 31, 2003, the Company's accumulated deficit was $3,505,184, and as a result, there has been no provision for income taxes to date.

Preferred Stock Deemed Dividends:  Preferred stock deemed dividends were $0 for the years ended December 31, 2003 and 2002, respectively.

Net Loss:  For the year ended December 31, 2003, the Company recorded a net loss of $699,823, an increase of 167%, compared to a net loss of $262,401 for the same period in 2002. This increase in net loss is a result a significant decrease in revenues due to the loss of the Company’s principal client, EquityAlert.com, Inc., a subsidiary of Innotech Corporation, which ceased operation during 2002.

Liquidity and Capital Resources

At December 31, 2003, the Company had a cash balance of $292,191, compared to a cash balance of $846,360 at December 31, 2002.

During 2003, the Company used $538,206 of net cash from operating activities, as compared to net cash flows provided by operating activities of $131,131 in 2002, primarily due to a decrease in accounts receivable and increases in accounts payable and accrued expenses.

Net cash flows used in investing activities was $6,919 for 2003, compared to $107,623 for 2002, resulting from lower equipment purchases during the periods presented.

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

Related Party Transactions

Officer Loans:  Officer loans at December 31, 2002 represent a loan in the amount of $40,000 dated September 10, 2001, to the former President of the Company, plus $3,267 of accrued interest, both principle and interest are due at maturity, which is September 10, 2003. The Company settled the loan balance with the severance pay to this individual of $50,000 in a non-cash transaction, with the balance of $6,733 paid on December 30, 2003.

Marketable Equity Securities:  Marketable equity securities at December 31, 2003, represents the fair market value of 600,625 shares of common stock of eDeal.net, Inc., a public Company that trades on the OTC Bulletin Board.  At December 31, 2003, the fair marked value was $192,168 and an unrealized gain of $144,118 was credited to accumulated other comprehensive income representing the difference between the cost and the stated market value as determined by the most recently traded price at the balance sheet date, which was $0.32 per share.

On August 7, 2002, the Company agreed to accept 600,625 shares of restricted common stock from eDeal.net in lieu of the cash payment of $48,050 due from eDeal.net for web development and web hosting services rendered by the Company. The number of eDeal.net shares issued to satisfy its debt to the Company was calculated based on the most recent quoted market closing price of eDeal.net’s common stock ($0.08 per share) at the settlement date.  A director and majority stockholder of the Company is also the Director, Secretary and Treasurer of eDeal.net.

Management and Consulting Fees: During 2003, the Company charged $150,700 (2002 - $187,333) to operations for management and consulting fees incurred for services rendered by directors, of which $144,000 was to a director and a major shareholder.  On December 13, 2002, the Company settled $282,666 owing this individual by issuing 14,133,300 shares of the Company at $0.02 per share, being the fair market value of the common stock on the date of issuance.  At December 31, 2003, $23,812 was included in accounts payable.

Revenues:  Substantially all (98%) of the Company’s revenues for 2002 were derived from entities (eDeal.net, Inc. and Innotech Corporation) whose director and majority shareholder is also the Company’s majority shareholder and director. During the fourth quarter of 2002, the Company wrote off $459,798 in accounts receivable representing amounts due from Innotech, which no longer has the ability to repay.

The Company did not generate any revenue in 2003.

Property:  The Company's corporate offices, located at Suite 216, 1628 West 1st Avenue, Vancouver, British Columbia, Canada, are owned by a privately held corporation controlled by director and majority shareholder of the Company. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

Co-Location Services: Between March 2003 and September, 2003, the Company paid a fee $1,000 per month for co-location services to an entity controlled by the Company’s former President and CEO.

Going Concern

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth.  The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern.  The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.   The Company expects to incur losses from its businesses and will require additional funding during 2005.  The satisfaction of our cash hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

ITEM 7.

FINANCIAL STATEMENTS

Index to Financial Statements

Independent Auditors’ Report from Moore Stephens Ellis Foster

21

Independent Auditors’ Report from Clancy and Co., PLLC

22

Balance Sheet as of December 31, 2003

23

Statements of Changes in Stockholders’ Equity for the period from inception to December 31, 2003

24

Statements of Operations for years ended December 31, 2003 and 2001, and for the period from inception to December 31, 2002

25

Statements of Cash Flows for the years ended December 31, 2003 and 2002,

and for the period from inception to December 31, 2002

26

Notes to the Financial Statements

27-33

MOORE STEPHENS ELLIS FOSTER LTD.

 CHARTERED ACCOUNTANTS

1650 West 1st Avenue

Vancouver, BC  Canada   V6J 1G1

Telephone:  (604) 734-1112  Facsimile: (604) 714-5916

Website:  www.ellisfoster.com

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

ENTHEOS TECHNOLOGIES, INC.

We have audited the consolidated balance sheet of Entheos Technologies, Inc (“the Company”) as at December 31, 2003 and the related consolidated statements of stockholders’ equity, operations and deficit and cash flows for the year ended December 31, 2003.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred significant recurring net losses resulting in a substantial accumulated deficit, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding the matters that raise substantial doubt about the Company’s ability to continue as a going concern are also disclosed in Note 1 to the financial statements.  The ability to meet its future financing requirements and the success of future operations cannot be determined at this time.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

”MOORE STEPHENS ELLIS FOSTER LTD.”

March 17, 2004

Chartered Accountants

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Entheos Technologies, Inc.

We have audited the accompanying consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2002, of Entheos Technologies Inc. (a Nevada Corporation) (the Company) and Subsidiaries. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the financial statements provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Entheos Technologies, Inc. and Subsidiaries for the year ended December 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

Clancy and Co., P.L.L.C.

Phoenix, Arizona

February 20, 2003

ENTHEOS TECHNOLOGIES, INC.
& SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2003
(Expressed in U.S. Dollars)
2003

ASSETS
Current assets
Cash	$292,191
Security deposits	-
Total current assets	292,191
Equipment, net	28,788
Other assets
Loan receivable - related party	-
Marketable equity securities - related party	192,168
Total other assets	192,168

Total assets	$513,147

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$35,131
Accrued expenses - related party	-
Capital lease obligation	-
Total current liabilities	35,131
Long-term liabilities
Capital lease obligation	-
Total liabilities	35,131
Commitments and contingencies
Stockholders' Equity
Preferred stock (authorized: 10,000,000 shares):
$0.0001 par value
Issued and outstanding: nil	-
Common stock: $0.00001 par value; authorized: 200,000,000
Issued and outstanding: 16,104,187 (2002 - 16,104,187)	161
Additional paid-in capital	3,838,921
Accumulated deficit	(3,505,184)
Accumulated other comprehensive income	144,118
Total stockholders' equity	478,016

Total liabilities and stockholders' equity	$513,147

The accompanying notes are an integral part of these financial statements.

ENTHEOS TECHNOLOGIES, INC.
& SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
(Expressed in U.S. Dollars)
					Compre-	Accumulated	Total
			Additional	Accumulated	hensive	other	stock
	Common shares		paid-in	earnings	income	comprehensive	holders'
	Shares	Amount	capital	(deficit)	(loss)	income	equity

Balance, December 31, 2001	1,970,887	$20	$3,556,396	$(2,542,960)	$-	$-	$1,013,456

Conversion of debt to equity	14,133,300	141	282,525	-		-	282,666

Components of comprehensive income (loss)
- Unrealized gains on
marketable equity securities	-	-	-	-	12,013	12,013	12,013
- Loss, year ended December 31, 2002	-	-	-	(262,401)	(262,401)	-	(262,401)

Total comprehensive (loss)					$(250,388)

Balance, December 31, 2002	16,104,187	161	3,838,921	(2,805,361)		12,013	1,045,734

Components of comprehensive income (loss)
- Unrealized gains on
marketable equity securities	-	-	-	-	132,105	132,105	132,105
- Loss, year ended December 31, 2003	-	-	-	(699,823)	(699,823)	-	(699,823)

Total comprehensive (loss)					$(567,718)

Balance, December 31, 2003	16,104,187	$161	$3,838,921	$(3,505,184)		$144,118	$478,016

The accompanying notes are an integral part of these financial statements.

ENTHEOS TECHNOLOGIES, INC.
& SUBSIDIARIES

Consolidated Statements of Operations and Deficit
(Expressed in U.S. Dollars)
	2003	2002

Revenue	$-	$919,418

Cost of revenue	-	226,354

Gross margin	-	693,064

General and administrative expenses
Bad debt expenses	-	459,798
Depreciation	125,319	125,320
Management and consulting fees
- related party	150,700	187,333
Officer wages	218,815	113,760
Other operating expenses	157,933	84,778
Travel and entertainment	52,265	-

Total general and administrative expenses	705,032	970,989

Operating loss	(705,032)	(277,925)

Other income (expense)
Interest income	5,823	16,042
Interest expense	(614)	(518)

Total other income	5,209	15,524

Loss before income taxes	(699,823)	(262,401)

Income taxes (Note 6)	-	-

Net loss	$(699,823)	$(262,401)

(Loss) per share
- basic and diluted	$(0.04)	$(0.10)

Basic weighted average number
of common stocks outstanding
- basic and diluted	16,104,187	2,667,872

The accompanying notes are an integral part of these financial statements.

ENTHEOS TECHNOLOGIES, INC.
& SUBSIDIARIES

Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
	2003	2002

Cash flows from (used in) operating activities
Net (loss) for the year	$(699,823)	$(262,401)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
- depreciation	125,319	125,320
- writeoff of capital lease vehicle	14,904	-
- revenue recognized for services rendered	-	(48,050)
Changes in assets and liabilities:
- decrease (increase) in accounts receivable	-	152,008
- decrease (increase) in prepaid expenses	-	2,721
- increase in security deposits	9,290	(867)
- increase in accrued interest receivable	-	(2,500)
- increase (decrease) in accounts payable
- related party	-	94,000
- increase in accrued expenses - related party	-	50,000
- increase in accounts payable	12,104	20,900
Net cash provided by (used in) operating activities	(538,206)	131,131

Cash flows used in investing activities
Advances to officer loan	(6,733)	-
Purchase of equipment	(186)	(107,623)

Net cash used in investing activities	(6,919)	(107,623)

Cash flows used in financing activities
Principal payments on capital lease
obligations	(9,044)	(3,751)

Net cash flows used in financing activities	(9,044)	(3,751)

Increase (decrease) in cash and
cash equivalents	(554,169)	19,757

Cash and cash equivalents,
beginning of year	846,360	826,603

Cash and cash equivalents, end of year	$292,191	$846,360

Supplemental non-cash operating activities:
Settlement of officer loan with
offsetting payable	$43,267	$-
Equipment acquired under capital lease	$-	$28,251
Accounts receivable settle with marketable
equity securities in related party	$-	$48,050
Debt settled for common stock	$-	$282,666

The accompanying notes are an integral part of these financial statements.

ENTHEOS TECHNOLOGIES, INC.

& SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2003 and 2002

(Expressed in U.S. Dollars)

1.

Organization and Nature of Operations

Entheos Technologies, Inc. (the Company) is a Nevada corporation with an authorized capital of 200,000,000 shares of $0.00001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock.

The Company, through its wholly-owned subsidiary Email Solutions, Inc., served as an Application Service Provider (ASP) providing reliable, real time, high volume outsourced email services. In 2002, the Company operated on a limited basis. There was no revenue generated in 2003.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit.  In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations.

To meet these objectives, the Company plans to seek additional equity and expects to raise funds through private or public equity investment in order to support existing operations and expand the range and scope of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. Management believes that actions presently taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company’s ability to achieve these objectives cannot be determined at this time.

2.

Significant Accounting Policies

(a)

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.

(b)

Principles of Consolidation

The consolidated financial statements include the accounts of Entheos Technologies, Inc. (a Nevada corporation) and its wholly owned subsidiaries, Email Solutions, Inc. (a Nevada corporation) and Entheos Technologies, Corp (an Ontario, Canada corporation). There are no assets and liabilities in the wholly owned subsidiaries.

(c)

Use of Estimates

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

(d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company did not have any cash equivalents for the years ended December 31, 2003.

(e)

Concentration of Credit Risk

The Company maintains U.S. dollar cash balances in Canadian banks that are not insured. Approximately 98% of the Company’s revenues for 2002 were derived from related entities, all of which are controlled by the majority stockholder and director of this Company.

(f)

Equipment and Depreciation

Equipment is stated at cost and are depreciated under the straight-line method over their estimated useful life.  Repairs and maintenance are charged to operations as incurred.

(g)

Marketable Equity Securities

During the quarter ended September 30, 2002, the Company adopted Statement of Financial Accounting Standards No. (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Marketable equity securities consist of Rule 144 restricted common stock and are stated at market value as determined by the most recently traded price at the balance sheet date.  All marketable equity securities in these financial statements are defined as available-for-sale securities under the provisions of SFAS No. 115, and are recorded at fair value, with the change in fair value (unrealized gains or losses) during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. Investments available for current operations are classified in the consolidated balance sheet as current assets; investments held for long-term purposes are classified as nonc-urrent assets.

(h)

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with the  guidance established in Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

(i)

Accounting for Derivative Instruments and Hedging Activities

The Company adopted Statement of Financial Accounting Standards Board No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities,  which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value.  If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction.  For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.  The option of this pronouncement does not have an impact on the Company’s consolidated financial statements.

(j)

Intangible Assets

On January 1, 2002, the Company adopted the Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets”, which requires that goodwill and intangible assets with indefinite life are not amortized but rather tested at least annually for impairment.  Intangible assets with a definite life are required to be amortized over its useful life or its estimated useful life.

As at December 31, 2003, the Company did not have any goodwill or intangible assets with indefinite or definite life.

(k)

Revenues and Accounts Receivables

The Company follows guidance on revenue recognition as described in United States Securities and Exchange Commission (“SEC”) Staff Topic 13, which includes interpretative guidance issued in Staff Accounting Bulletin No. 101 (SAB 101”), Revenue Recognition in Financial Statements, issued by the staff of the SEC in December 1999 and SAB No. 104, Revenue Recognition, issued by the staff of the SEC in December 2003, and the guidance set forth in the consensus reach by the Emerging Issues Task Force (EITF”) on Issue 00-21 Revenue Arrangements with Multiple Deliverables, which affect revenue arrangements entered into in fiscal period beginning after June 15, 2003.  The adoption of EITF 00-21 does not have a material impact on the Company’s financial position or results of operations.

Revenues are derived from providing emailing services and are recognized when the services are performed.  The Company reviews a customer’s credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, the Company determines whether or not to write off the balance. The Company uses the direct write-off method for receivables and during the year ended December 31, 2002, wrote off $459,798 in accounts receivable representing amounts due from a related entity, which no longer had the ability to repay. See Note 4.

(l)

Advertising Costs

Advertising costs are expensed as incurred. The Company did not have any advertising costs for 2003 and 2002.

(m)

Cost Recognition

Cost of sales includes all direct material and labor used to provide the emailing services. General and administrative costs are charged to operating expenses as incurred.

(n)

Income Taxes

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

(o)

Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

(p)

Earnings Per Share

Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings/loss per share is computed by dividing net income applicable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, “Earnings Per Share.” Diluted earnings or loss per share does not differ materially from basic earnings per share for all periods presented. Convertible securities that could potentially dilute basic earnings or loss per share in the future, such as options and warrants, are not included in the computation of diluted earnings or loss per share because to do so would be anti-dilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

(q)

Comprehensive Income (Loss)

The Company has adopted the Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  The Company is disclosing this information on its Statement of Stockholders' Equity.  The Company’s comprehensive income (loss) consists of net earnings (loss) and unrealized gain (loss) on available-for-sale securities.

(r)

Business Segment Information

The Company operates in one industry segment, that being providing high volume out-sourced email services.

(s)

Foreign Currency Translation

The Company maintains both U.S. Dollar and Canadian Dollar bank accounts at a financial institution in Canada. Foreign currency transactions are translated into their functional currency, which is U.S Dollar, in the following manner:

At the transaction date, each asset, liability, revenue and expense is translated into the functional currency by the use of the exchange rate in effect at that date.  Transaction gains and losses that arise from exchange rate fluctuations are included in the results of operations as incurred.

(t)

Start-up Expenses

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

(u)

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, security deposits, officer loans, accounts payable, and capital lease obligations, the carrying amounts approximate fair value due to their short maturities.

(v)

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. (See Note 4).

(w)

Reclassification

Certain prior period amounts have been reclassified to conform to the current year presentation. These changes had no effect on previously reported results of operations or total stockholders’ equity.

(x)

New Accounting Pronouncements

In June 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issued No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.  SFAS 146 generally requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred.  The pronouncement is effective for exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS 146 does not have an impact on the Company’s financial statements.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – An Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” This interpretation clarifies the requirements for a guarantor’s accounting for and disclosures of certain guarantees issued and outstanding. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee. FIN 45 is effective for guarantees entered into or modified after December 31, 2002. The adoption of FIN 45 does not have an impact on the Company’s financial statements.

In January 2003, the FASB released FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires that all primary beneficiaries of variable interest entities consolidate that entity. FIN 46 is effective immediately for variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. The Company did not create a variable interest entity after January 31, 2003 and does not have a variable interest entity as of December 31, 2003. The Company expects that the full adoption of FIN 46R in 2004 will not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.   SFAS No. 149 addresses certain accounting issues related to hedging activity and derivative instruments embedded in other contracts.  In general, the amendments require contracts with comparable characteristics to be accounted for similarly.  In addition, SFAS No. 149 provides guidance as to when a financing component of a derivative must be given special reporting treatment in the statement of cash flows.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 does not have an impact on the Company’s consolidated financial statements.

In May 2003, the Financial Accounting Standards Board (FASB) approved SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS No. 150 establishes standards for how to classify and measure financial instruments with characteristics of both liabilities and equity. It requires financial instruments that fall within its scope to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, for pre-existing financial instruments, as of July 1, 2003. The Company does not have any financial instruments that fall under the guidance of SFAS No. 150 and, therefore, the adoption does not have any effect on the Company’s consolidated financial statements.

3.

Equipment

2003
Computer equipment	$519,322
Computer software	70,890
Furniture and fixtures	11,800
602,012
Less: Accumulated depreciation	573,224
$28,788

Depreciation expense charged to operations during 2003 was $125,319 (2002 – $125,320).

4.

Related Party Transactions

(a)

Officer Loans

Officer loans at December 31, 2002 represent a loan in the amount of $40,000 dated September 10, 2001, to the former President of the Company, plus $3,267 of accrued interest, both principle and interest are due at maturity, which is September 10, 2003. The Company settled the loan balance with the severance pay to this individual of $50,000 in a non-cash transaction, with the balance of $6,733 paid on December 30, 2003.

(b)

Marketable Equity Securities

Marketable equity securities at December 31, 2003, represents the fair market value of 600,625 shares of common stock of eDeal.net, Inc., a public Company that trades on the OTC Bulletin Board.  At December 31, 2003, the fair marked value was $192,168 and an unrealized gain of $144,118 was credited to accumulated other comprehensive income representing the difference between the cost and the stated market value as determined by the most recently traded price at the balance sheet date, which was $0.32 per share.

On August 7, 2002, the Company agreed to accept 600,625 shares of restricted common stock from eDeal.net in lieu of the cash payment of $48,050 due from eDeal.net for web development and web hosting services rendered by the Company. The number of eDeal.net shares issued to satisfy its debt to the Company was calculated based on the most recent quoted market closing price of eDeal.net’s common stock ($0.08 per share) at the settlement date.  A director and majority stockholder of the Company is also the Director, Secretary and Treasurer of eDeal.net.

(c)

Management and Consulting Fees

During 2003, the Company charged $150,700 (2002 - $187,333) to operations for management and consulting fees incurred for services rendered by directors, of which $144,000 was to a director and a major shareholder.  On December 13, 2002, the Company settled $282,666 owing this individual by issuing 14,133,300 shares of the Company at $0.02 per share, being the fair market value of the common stock on the date of issuance.  At December 31, 2003, $23,812 was included in accounts payable.

(d)

Revenues

Substantially all (98%) of the Company’s revenues for 2002 were derived from entities (eDeal.net, Inc. and Innotech Corporation) whose director and majority shareholder is also the Company’s majority shareholder and director. During the fourth quarter of 2002, the Company wrote off $459,798 in accounts receivable representing amounts due from Innotech, which no longer has the ability to repay.

The Company did not generate any revenue in 2003.

(e)

Rent Expenses

The Company's corporate offices, located at Suite 216, 1628 West 1st Avenue, Vancouver, British Columbia, Canada, are owned by a privately held corporation controlled by director and majority shareholder of the Company. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

Between March 2003 and September, 2003, the Company paid a fee $1,000 per month for co-location services to an entity controlled by the Company’s former President and CEO.

5.

Capital Lease Obligation

The Company terminated its vehicle under capital lease in December 2003.

2003
Present value of the minimum lease payments	$-
Less current portion	$-
Non-current portion	$-

Equipment under capital lease with a net book value of $14,904 was fully written off to operations in 2003.

6.

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

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$ 1,141,000	$ 896,630
Start-up expenses	-	18,091
Excess of the tax cost of equipment
over the net book value	-	(21,477)
Net deferred tax asset	1,141,000	893,244
Valuation allowance	(1,141,000)	(893,244)
Net deferred tax assets	$ -	$ -

The net change in the valuation allowance for 2003 was an increase of $244,370 (2002 –  $60,000) which was principally the result of net operating loss carryforwards.

The Company has available net operating loss carryforwards of approximately $3,260,000 for tax purposes to offset future taxable income which expire through the year 2023. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

A reconciliation between the statutory federal income tax rate (35%) and the effective rate of income tax expense for each of the years during the period ended December 31 follows:

	2003	2002
Statutory federal income tax rate	(35.0)%	(35.0)%
Valuation allowance	35.0%	35.0%
Effective income tax rate	0.0%	0.0%

7.

Stock Options

On December 20, 2002, the Company’s Board of Directors agreed grant 1,500,000 Non-Statutory Stock Options out of the 20,000,000 common shares reserved for issuance under the Company’s 2001 Stock Option Plan at $0.06 per share being the market price at the time of the grant.  The terms and conditions, such as expiration dates and vesting periods are defined and agreed upon in individual stock option agreements finalized on February 11, 2003.  All of the options are exercisable in three (3) equal installments of thirty-three and one-third percent (33 1/3%), the first installment to be exercisable immediately, with an additional thirty-three and one-third percent (33 1/3%) of the shares becoming exercisable on each of the two (2) successive anniversary dates.  The options expire on February 11, 2013.

Also on February 11, 2003, the Company granted 5,000 stock options to its current President at $0.51 per share, being the market price at the time of the grant, expiring 10 years from the grant date. The options become exercisable in two equal installments of fifty percent (50%), with the first installment becoming exercisable immediately and the balance becoming exercisable in 180 days.

Summary of employee stock option information for the period ended December 31, 2003 are as follows:

	Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2002 and 2001	-	$-
Granted	1,505,000	$0.06
Options outstanding at December 31, 2003	1,505,000	$0.06

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Number exercisable	Weighted Average Remaining Contractual Life (yr.)	Weighted Average Exercise Price
$0.01 - $0.50	1,500,000	500,000	9.10	$0.06
$0.50 - $1.00	5,000	5,000	9.10	$0.51
	1,505,000	505,000	9.10	$0.06

Each option entitles the holder to acquire one common stock of the Company.

Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net loss and pro forma net loss per share would have been reflected as follows:

	2003	2002
Net income (loss):
As reported:	$(699,823)	$(262,401)
Stock-based employee compensation
expense as determined under the
fair value based method	$(87,322)	$-
Pro-forma	$(787,145)	$(262,401)

Net income (loss) per share – basic and diluted:
As reported	$(0.04)	$(0.10)
Pro-forma	$(0.05)	$(0.10)

The weighted average fair value of the options granted was estimated at $0.06 by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 218%, risk-free interest rates of 3.5%, and expected lives of five years.

8.

Warrants

In connection with the 505 offering dated November 23, 1999, for 120,000 (1,500,000 pre-split) shares at $1.00 per share, the Company also issued 240,000 (3,000,000 pre-split) warrants to purchase common shares at $1.00 per share until November 23, 2004. As at December 31, 2003, 240,000 common stock purchase warrants were still outstanding at $1.00 per share until November 23, 2004.

ITEM 8:

CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our certified public accountants with respect to accounting practices, procedures or financial disclosure.

ITEM 8a: CONTROLS AND PROCEDURES

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

Changes in Internal Controls

During the fourth quarter of fiscal 2003, the management of the Company, including the Chief Executive Officer and the Principal Financial Officer, evaluated the Company’s disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be  disclosed by the issuer in the reports  filed or  submitted by it under the Exchange Act is recorded,  processed,  summarized and reported, within the time periods  specified  in the  Commission’s  rules and  forms."  There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date that management, including the Chief Executive Officer and the Principal Financial Officer, completed their evaluation.

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is certain information regarding each of the directors and officers of the Company:

STANLEY D. WONG (Age 34). President, Chief Executive Officer and Director. Mr. Wong has had extensive experience in sales and marketing in the financial services sector. After graduating from Simon Fraser University with a Bachelors of Arts degree in 1996, Mr. Wong joined Vancouver City Savings Union as a Financial Services Officer, a position he held until 2001. Vancouver City Savings Union is Canada’s largest credit union, with C$7.5 billion in assets. Since 2001 to present, Mr. Wong has been with the Canadian Imperial Bank of Commerce as a Financial Advisor specializing in wealth management and financial planning.  Mr. Wong joined the Company as a director and its President and Chief Executive Officer on February 10, 2003.

TERRI  DuMOULIN (Age 37). Director, Secretary and Treasurer.  Ms. DuMoulin has had extensive experience in the investment field dealing with early stage companies. Between June 1995 and October 1996, she worked as a licensed investment advisor’s assistant at Canaccord Capital Corp., before taking on the duties of an office manager for a private management firm dealing with junior resource companies during October 1996 through November 1997.  During the period from November 1997 through August 2002, she worked as a licensed investment advisor and trader specializing in institutional and high net worth investor trading at several Canadian investment dealers, most recently with Golden Capital Securities Ltd. Since August 2002 to March 2003, Ms. DuMoulin has served as a director and secretary of Greystoke Venture Capital Inc., a private investment firm. Ms. DuMoulin has served as a Director of the Company since December 20th, 2002.

HARMEL S. RAYAT (Age 42). Director. Mr. Rayat has been in the venture capital industry since 1981. Between January 1993 and April 2001, Mr. Rayat served as the president of Hartford Capital Corporation, a company that provides financial consulting services to emerging growth corporations. From April 2001 through January 2002,  Mr.  Rayat acted as an independent consultant advising  small  corporations. Since January 2002, Mr. Rayat has been president of Montgomery Asset Management Corporation, a privately held firm providing financial consulting services to emerging growth corporations. Mr. Rayat is also a Director of Enterprise Technologies, Inc, e.Deal,net, Inc. and HepaLife Technologies, Inc. Mr. Rayat has served as a Director of the Company since March 18, 1996.

On October 23, 2003, Mr. Harmel S. Rayat, EquityAlert.com, Inc., Innotech Corporation and Mr. Bhupinder S. Mann, a part-time employee of the Company, collectively the respondents, consented to a cease-and-desist order pursuant to Section 8A of the Securities Act of 1933. Without admitting or denying the findings of the Securities and Exchange Commission related to the public relation and stock advertising activities of EquityAlert.com, Inc. and Innotech Corporation, the respondents agreed to cease and desist from committing or causing any violations and any future violations of Section 5(a) and 5(c) of the Securities Act of 1933.  EquityAlert.com, Inc. and Innotech Corporation agreed to pay disgorgement and prejudgment interest of $31,555.14. On August 8, 2000, Mr. Harmel S. Rayat and EquityAlert.com, Inc., without admitting or denying the allegations of the Securities and Exchange Commission that EquityAlert.com, Inc did not disclose certain compensation received by it in connection with stock advertisements and promotions, consented to the entry of a permanent injunction enjoining them from violating Section 17(b) of the Securities Act of 1933; in addition, each agreed to pay a civil penalty of $20,000.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("the Commission"). Directors, officers and greater than 10 percent beneficial owners are required by applicable regulations to furnish the Company with copies of all forms they file with the Commission pursuant to Section 16(a). Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that during fiscal 2003 the Section 16(a) filing requirements applicable to its directors and executive officers were satisfied.

ITEM 10:  EXECUTIVE COMPENSATION

Remuneration and Executive Compensation

The following table shows, for the three-year period ended December 31, 2003, the cash compensation paid by the Company, as well as certain other compensation paid for such year, to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers. Except as set forth on the following table, no executive officer of the Company had a total annual salary and bonus for 2003 that exceeded $100,000.

Summary Compensation Table

   Securities

   Underlying

Name and

   Options

All Other

Principal Position               Year        Salary

Bonus        Other

   Granted

Compensation

Harmel S. Rayat (1)

2003

$144,000

$0

$0

1,000,000

$0

Chairman, Director

2002

$187,333

$0

$0

0

$0

2001

$144,000

$0

$0

0

$0

Stanley D. Wong

2003

$0

$0

$3,600

5,000

CEO, President,

2002

$0

$0

$0

0

$0

Director

2001

$0

$0

$0

0

$0

Terri DuMoulin,

2003

$0

$0

$3,100

15,000

$0

Secretary, Treasurer,

2002

$0

$0

$0

0

$0

Director

2001

$0

$0

$0

0

$0

Kesar S. Dhaliwal (2)

2003

$104,805

$0

$50,000(3)

170,000

$0

Former CEO, President,

2002

$127,520

$0

$0

0

$0

Director

2001

$127,520

$0

$0

0

$0

(1) During 2003, the Company charged $150,700 (2002 - $187,333) to operations for management and consulting fees incurred for services rendered by directors, of which $144,000 was to a director and a major shareholder.  On December 13, 2002, the Company settled $282,666 owing this individual by issuing 14,133,300 shares of the Company at $0.02 per share, being the fair market value of the common stock on the date of issuance.  At December 31, 2003, $23,812 (2002 - $0) was included in accounts payable.

(2)  Resigned as CEO, President and Director on February 10, 2003.

(3)  The Company’s Board of Directors agreed to severance pay in the amount of $50,000.

Stock Option Grants in Last Fiscal Year

Shown below is further information regarding employee stock options awarded during 2003 to the named officers and directors:

Number of

% of Total

Securities

Options Granted

Underlying

to Employees

   Exercise

   Expiration

Name

Options

in 2002

   Price ($/sh)

   Date

Stanley Wong

5,000

0.33

$0.51

February 11, 2013

Harmel Rayat

1,000,000

66.4

$0.06

February 11, 2013

Terri DuMoulin

15,000

1.00

$0.06

February 11, 2013

Kesar Dhaliwal*

170,000

11.3

$0.06

February 11, 2013

* Resigned as CEO, President and Director on February 10, 2003

Aggregated Option Exercises During Last Fiscal Year and Year End Option Values

The following table shows certain information about unexercised options at year-end with respect to the named officers and directors:

Common Shares Underlying Unexercised

Value of Unexercised In-the-money

Options on December 31, 2003

Options on December 31, 2003

Name

    Exercisable

    Unexercisable

Exercisable        Unexercisable

Stanley Wong

5,000

0

$1,700

$0

Harmel Rayat

333,333

666,667

$113,333

$226,667

Terri DuMoulin

5,000

10,000

$1,700

$3,400

Changes in Control

There are no understandings or agreements, aside from the transaction completed and described under “Certain Relationships and Related Transactions,” known by management at this time which would result in a change in control of the Company.  If such transactions are consummated, of which there can be no assurance, the Company may issue a significant number of shares of capital stock which could result in a change in control and/or a change in the Company’s current management.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 24, 2004, the beneficial ownership of the Company's Common Stock by each director and executive officer of the Company and each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and the executive officers and directors of the Company as a group.

Number of Shares

Person or Group

of Common Stock

Percent

Harmel S. Rayat (1)

 14,782,948

91.7%

216-1628 West First Avenue

Vancouver, B.C. V6J 1G1 Canada

Harmel S. Rayat (2)

 1,000,000

6.2%

216-1628 West First Avenue

Vancouver, B.C. V6J 1G1 Canada

Stanley Wong (3)

 5,000

0.03%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Terri DuMoulin (4)

 15,000

0.09%

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

(2) Includes 1,000,000 shares, which may be acquired pursuant to stock options granted on February 11, 2003, and exercisable under the Company's stock option plans.

(3) Includes 5,000 shares, which may be acquired pursuant to stock options granted on February 11, 2003, and exercisable under the Company's stock option plans.

(4) Includes 15,000 shares, which may be acquired pursuant to stock options granted on February 11, 2003, and exercisable under the Company's stock option plans.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Officer Loans:  Officer loans at December 31, 2002 represent a loan in the amount of $40,000 dated September 10, 2001, to the former President of the Company, plus $3,267 of accrued interest, both principle and interest are due at maturity, which is September 10, 2003. The Company settled the loan balance with the severance pay to this individual of $50,000 in a non-cash transaction, with the balance of $6,733 paid on December 30, 2003.

Marketable Equity Securities:  Marketable equity securities at December 31, 2003, represents the fair market value of 600,625 shares of common stock of eDeal.net, Inc., a public Company that trades on the OTC Bulletin Board.  At December 31, 2003, the fair marked value was $192,168 and an unrealized gain of $144,118 was credited to accumulated other comprehensive income representing the difference between the cost and the stated market value as determined by the most recently traded price at the balance sheet date, which was $0.32 per share.

On August 7, 2002, the Company agreed to accept 600,625 shares of restricted common stock from eDeal.net in lieu of the cash payment of $48,050 due from eDeal.net for web development and web hosting services rendered by the Company. The number of eDeal.net shares issued to satisfy its debt to the Company was calculated based on the most recent quoted market closing price of eDeal.net’s common stock ($0.08 per share) at the settlement date.  A director and majority stockholder of the Company is also the Director, Secretary and Treasurer of eDeal.net.

Management and Consulting Fees:  During 2003, the Company charged $150,700 (2002 - $187,333) to operations for management and consulting fees incurred for services rendered by directors, of which $144,000 was to a director and a major shareholder.  On December 13, 2002, the Company settled $282,666 owing this individual by issuing 14,133,300 shares of the Company at $0.02 per share, being the fair market value of the common stock on the date of issuance.  At December 31, 2003, $23,812 was included in accounts payable.

Revenues:  Substantially all (98%) of the Company’s revenues for 2002 were derived from entities (eDeal.net, Inc. and Innotech Corporation) whose director and majority shareholder is also the Company’s majority shareholder and director. During the fourth quarter of 2002, the Company wrote off $459,798 in accounts receivable representing amounts due from Innotech, which no longer has the ability to repay.

The Company did not generate any revenue in 2003.

Property:  The Company's corporate offices, located at Suite 216, 1628 West 1st Avenue, Vancouver, British Columbia, Canada, are owned by a privately held corporation controlled by director and majority shareholder of the Company. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

Co-Location Services: Between March 2003 and September, 2003, the Company paid a fee $1,000 per month for co-location services to an entity controlled by the Company’s former President and CEO.

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this Annual Report:

10.1*

S-8 Filing on October 3, 2003

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed

(b)  During the Company’s fourth fiscal quarter, there were no reports filed on Form 8-K

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Clancy and Co., P.L.L.C, served as the Company's independent public accountants from inception to September 30, 2003, until their dismissal in January 2004.  The firm of Moore Stephens Ellis Foster Ltd. currently serves as the Company's independent accountants.  The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders.  The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Audit Fees:  The aggregate  fees,  including  expenses,  billed by the Company's principal accountant in connection with the audit of our consolidated  financial statements  for the most recent  fiscal year and for the review of our financial information  included in our Annual  Report on Form  10-KSB and our  quarterly reports on Form  10-QSB  during the fiscal  years  ending  December  31, 2003 and December 31, 2002 were $8,817 and $13,060.

Tax  fees:  The aggregate fees billed to the Company for tax compliance, tax advice and tax  planning by the Company’s principal accountant for fiscal 2003 and 2002 were $0 and $1,000.00 respectively.

All Other Fees: The aggregate  fees,  including  expenses,  billed for all other services  rendered to the Company by its principal  accountant  during year 2003 and 2002 were $1,600.00, in connection with the review of our Form S-8 registration and amended related filings in 2003 and $0 respectively.

The Company does not currently have an audit committee.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 8th day of April, 2004.

Entheos Technologies, Inc.

/s/ Stanley Wong

Stanley Wong

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Stanley Wong

Director , President,

April 8, 2004

Stanley Wong

Chief Executive Officer

/s/ Harmel S. Rayat

Director

April 8, 2004

Harmel S. Rayat

/s/ Terri DuMoulin

Director, Secretary/Treasurer,

April 8, 2004

Terri DuMoulin

Principal Financial Officer

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Stanley Wong, certify that:

(1)	I have reviewed this quarterly report on Form 10-KSB of Entheos Technologies, Inc. (the “registrant”);

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 8, 2004	By:	/s/ Stanley Wong
Stanley Wong President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Terri DuMoulin certify that:

(1)	I have reviewed this quarterly report on Form 10-KSB of Entheos Technologies, Inc. (the “registrant”);

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 8, 2004	By:	/s/ Terri DuMoulin
Terri DuMoulin Principal Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Entheos Technologies, Inc. (the “Company”) on the Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Stanley Wong, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

ENTHEOS TECHNOLOGIES, INC.

Date: April 8, 2004	By:	/s/ Stanley Wong
Stanley Wong President and Chief Executive Officer

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Entheos Technologies, Inc. (the “Company”) on the Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Terri DuMoulin, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

ENTHEOS TECHNOLOGIES, INC.

Date: April 8, 2004	By:	/s/ Terri DuMoulin
Terri DuMoulin Principal Financial Officer

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.