Form 10QSB
period 2004-03-31
ENTHEOS TECHNOLOGIES INC
filed 2004-05-13
CIK 1016708

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2004

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

(604) 659-5005

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date.  As of April 28, 2004, there were 16,104,187 shares of the Issuer’s Common Stock, $0.00001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

TABLE OF CONTENTS

ENTHEOS TECHNOLOGIES, INC.

FORM 10-QSB, QUARTER ENDED MARCH 31, 2004

INDEX

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

Interim Unaudited Balance Sheet

3

Interim Unaudited Statements of Operations

4

Interim Unaudited Statements of Cash Flows

5

Notes to Interim Financial Statements

6

Item 2.  Management's Discussion and Analysis or Plan of Operation

7

Item 3.  Controls and Procedures

16

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

16

Item 2. Changes in Securities and Use of Proceeds

16

Item 3. Defaults Upon Senior Securities

16

Item 4. Submission of Matters to a Vote of Security Holders

17

Item 5. Other Information

17

Item 6. Exhibits and Reports on Form 8-K

17

Signatures

17

Certifications

18

PART I    FINANCIAL INFORMATION

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

ENTHEOS TECHNOLOGIES, INC.

INTERIM  CONSOLIDATED BALANCE SHEET

MARCH 31, 2004

(Unaudited)

ASSETS

Current Assets
Cash	$207,169
Total Current Assets	207,169

Property and equipment, net (Note 2)	27,396

Marketable Equity Securities	180,188

Total Assets	$414,753

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	0
Accrued Expenses – Related Party (Note 3)	$30,222
Capital Lease Obligation – Current	0
Total Current Liabilities	30,222

Long Term Liabilities
Capital Lease Obligation-Noncurrent	0
Total Liabilities	30,222
Stockholders' Equity
Preferred Stock: $0.0001 Par Value; Authorized Shares, 10,000,000 shares; Issued and Outstanding, None	None
Common Stock: $0.00001 Par Value; Authorized Shares, 200,000,000; Issued and Outstanding, 16,104,187	161
Additional paid in capital	3,838,921
Accumulated Other Comprehensive Income/Loss	132,138
Accumulated deficit	(3,586,689)
Total Stockholders' Equity	384,531

Total Liabilities and Stockholders’ Equity	$414,753

See condensed notes to financial statements

ENTHEOS TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003

Revenues	$0	$0
Cost of revenues	0	0
Gross profit	0	0

General and administrative expenses-
Management fees – related party	0	36,000
Salaries and wages	9,616	79,528
Depreciation	29,733	31,330
Other operating expenses	42,669	59,253

Total general and administrative expenses	82,018	206,111

Operating income (loss)	(82,018)	(206,111)

Interest Income	513	2,198

Net income (loss) available to common stockholders	$(81,505)	$(203,913)

Basic and diluted income (loss) per common share	$(0.005)	$(0.01)

Weighted average common shares outstanding	16,104,187	16,104,187

See condensed notes to financial statements.

ENTHEOS TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003

Cash flows from operating activities
Net income (loss)	$(81,505)	$(203,913)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	29,733	31,330
Stock compensation cost	0	15,000
Changes in assets and liabilities
(Increase) decrease in accounts receivable	0	0
(Increase) decrease in prepaid rent	0	0
(Increase) decrease in security deposit	0	9,290

(Increase) decrease in accrued interest receivable	0	0
Increase (decrease) in accounts payable and accrued liabilities	(4,909)	(8,817)
Total adjustments	24,824	46,803
Net cash flows provided by (used in) operating activities	(56,681)	(157,110)

Cash flows from investing activities
Purchase of property and equipment	(28,341)	(129)
Net cash flows used in investing activities	(28,341)	(129)

Cash flows from financing activities
Principal payments on capital lease obligations	0	(2,562)
Net cash flows used in financing activities	0	(2,562)

Increase (Decrease) in cash and cash equivalents	(85,022)	(159,801)
Cash and cash equivalents, beginning of period	292,191	846,360
Cash and cash equivalents, end of period	$207,169	$686,559

See condensed notes to financial statements

.

ENTHEOS TECHNOLOGIES, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management of Entheos Technologies, Inc. and Subsidiaries (the Company), include all normal adjustments considered necessary to present fairly the consolidated financial position as of March 31, 2004 and the consolidated results of operations and cash flows for the three months ended March 31, 2004 and 2003.  These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company’s 2003 Annual Report on Form 10-KSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that the accompanying unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company’s 2003 Annual Report on Form 10-KSB.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and Equipment consists of the following at March 31, 2004:

Computer equipment

  $547,663

Computer software

      70,890

Furniture and Fixtures

      11,800

Total

    630,353

Less Accumulated Depreciation

    602,957

Net Book Value

  $  27,396

 Depreciation expense charged to operations during 2004 was $29,733 (2003: $31,330).

NOTE 3 – RELATED PARTY TRANSACTIONS

Management Fees – During the three months ended March 31, 2004 and 2003, the Company charged $0 and $36,000, respectively, to operations for management and consulting fees incurred for services rendered by Mr. Harmel S. Rayat, a Director and majority stockholder. As of March 31, 2004, the Company owed $23,812 for outstanding management fees, which is included in accrued expenses – related party. There is no management or consulting agreement in effect nor is there an agreement in place to convert debt to equity, which is done at the discretion of Mr. Rayat and upon approval by the board of directors.

Marketable Equity Securities -  Marketable equity securities at March 31, 2004, represents the fair market value of 600,625 shares of common stock of eDeal.net, Inc., a public Company that trades on the OTC Bulletin Board.  At March 31, 2004 the fair market value was $180,188 and an unrealized gain of $132,138 was credited to accumulated other comprehensive income representing the difference between the cost and the stated market value as determined by the most recently traded price at the balance sheet date, which was $0.30 per share. A director and majority stockholder of the Company is also a Director, Secretary and Treasurer and majority shareholder of eDeal.net.

Properties – The Company's corporate offices, located at Suite 216, 1628 West 1st Avenue, Vancouver, British Columbia, Canada, are owned by a privately held corporation controlled by a Director and majority shareholder of the Company. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

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

	2004	2003
Numerator-net income (loss) available to common stockholders	$(81,505)	$(203,913)
Denominator-weighted average number of common shares outstanding	16,104,187	16,104,187
Basic and diluted income (loss) per common share	$(0.005)	$(0.013)

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three month ending March 31, 2004, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of its financial statements:

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

Results of operations

Revenues.  The Company did not generate any revenues during the three months ended March 31, 2004 and March 31, 2003, respectively.

Cost of revenues.  The Company did not incur any costs of sales during the three months ended March 31, 2004 and March 31, 2003, respectively.

General and administrative expenses.   During the three months ended March 31, 2004, and March 31, 2003, the Company incurred $82,018 and $206,111, respectively, in general and administrative expenses, a decrease of 60%, which was primarily due to a decrease in salaries and wages, as well as a reduction in management fees during the three months ended March 31, 2004.

Interest income.  Interest income was $513 for the three month period ended March 31, 2004 versus $2,198 for the same period in 2003.  The decrease in interest income is a direct result of changes in interest rates and a decrease in cash balance.  Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for income taxes. As of ended March 31, 2004, the Company's accumulated deficit was $3,586,689 and as a result, there has been no provision for income taxes to date.

Net income (loss).  For the three months ended March 31, 2004, and for the same period in 2003, the Company recorded a net loss of $81,505 and $203,913 respectively.

Liquidity and Capital Resources

As at March 31, 2004, the Company had a cash balance of $207,169. The Company has financed its operations primarily through cash on hand during the three month period ending March 31, 2004.

Net cash flows used in by operating activities was $56,681 for the three month period ending March 31, 2004, compared to net cash flows used of $157,110 for the same period in 2003, primarily due to net loss from operations. The Company believes it has sufficient cash to satisfy its cash requirements for the next twelve months.

Net cash flows used in investing activities was $28,341 for the three month period ending March 31, 2004 compared to $129 for same period during 2003, resulting from equipment purchases during the periods presented.

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

Related Party Transactions

Management Fees – During the three months ended March 31, 2004 and 2003, the Company charged $0 and $36,000, respectively, to operations for management and consulting fees incurred for services rendered by Mr. Harmel S. Rayat, a Director and majority stockholder. As of March 31, 2004, the Company owed $23,812 for outstanding management fees, which is included in accrued expenses – related party. There is no management or consulting agreement in effect nor is there an agreement in place to convert debt to equity, which is done at the discretion of Mr. Rayat and upon approval by the board of directors.

Marketable Equity Securities -  Marketable equity securities at March 31, 2004, represents the fair market value of 600,625 shares of common stock of eDeal.net, Inc., a public Company that trades on the OTC Bulletin Board.  At March 31, 2004 the fair marked value was $180,188 and an unrealized gain of $132,138 was credited to accumulated other comprehensive income representing the difference between the cost and the stated market value as determined by the most recently traded price at the balance sheet date, which was $0.30 per share. A director and majority stockholder of the Company is also a Director, Secretary and Treasurer and majority shareholder of eDeal.net.

Properties – The Company's corporate offices, located at Suite 216, 1628 West 1st Avenue, Vancouver, British Columbia, Canada, are owned by a privately held corporation controlled by a Director and majority shareholder of the Company. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

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

We have had limited revenues since inception, and zero revenues of $0 for the three months ended March 31, 2004 and March 31, 2003. We have not been profitable, experiencing an accumulated deficit of $3,586,689 through March 31, 2004.  Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

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

Continued Control by Management.

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of April 26, 2004, our officers and board members own 92% of the 16,104,187 outstanding common stock, excluding stock options. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

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

-

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

-

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

-

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

-

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

-

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

None

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

January 16, 2004:  Entheos Technologies, Inc. announced the dismissal of Clancy and Co., P.L.L.C. and the appointment of Moore Stephens Ellis Foster Ltd., LLP to act as the Company’s independent auditor.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 13th day of May, 2004.

Entheos Technologies, Inc.

/s/ Stanley Wong

Stanley Wong

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Stanley Wong

Director , President,

May 13, 2004

Stanley Wong

Chief Executive Officer

/s/ Harmel S. Rayat

Director

May 13, 2004

Harmel S. Rayat

/s/ Terri DuMoulin

Director, Secretary/Treasurer,

May 13, 2004

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 13, 2004	By:	/s/ Stanley Wong
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 13, 2004	By:	/s/ Terri DuMoulin
Terri DuMoulin Principal Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Entheos Technologies, Inc. (the “Company”) on the Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Stanley Wong, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

ENTHEOS TECHNOLOGIES, INC.

Date: May 13, 2004	By:	/s/ Stanley Wong
Stanley Wong President and Chief Executive Officer

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request

Exhibit 32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Entheos Technologies, Inc. (the “Company”) on the Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Terri DuMoulin, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

ENTHEOS TECHNOLOGIES, INC.

Date: May 13, 2004	By:	/s/ Terri DuMoulin
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