Form 10QSB
period 2004-06-30
ENTHEOS TECHNOLOGIES INC
filed 2004-08-13
CIK 1016708

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2004

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

Yes  X      No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date.  As of August 5, 2004, there were 16,104,187 shares of the Issuer’s Common Stock, $0.00001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

TABLE OF CONTENTS

ENTHEOS TECHNOLOGIES, INC.

FORM 10-QSB, QUARTER ENDED JUNE 30, 2004

INDEX

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

Interim Unaudited Balance Sheet

3

Interim Unaudited Statements of Operations

4

Interim Unaudited Statements of Cash Flows

5

Notes to Interim Financial Statements

6

Item 2.  Management's Discussion and Analysis or Plan of Operation

8

Item 3.  Controls and Procedures

14

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

15

Item 2. Changes in Securities and Use of Proceeds

15

Item 3. Defaults Upon Senior Securities

15

Item 4. Submission of Matters to a Vote of Security Holders

15

Item 5. Other Information

15

Item 6. Exhibits and Reports on Form 8-K

15

Signatures

16

Certifications

17

ITEM 1.   Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods are presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEET

JUNE 30, 2004

(Unaudited)

ASSETS
Current assets
Cash	$180,732
Total current assets	$180,732

Property and equipment, net (Note 3)	2,275

Marketable Equity Securities (Note 4)	150,156

Total Assets	$333,163

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$240
Accounts payable – Related Party (Note 4)	30,222
Capital Lease Obligation - Current	0
Total current liabilities	$30,462

Stockholders' Equity
Preferred stock: $0.0001 par value; authorized shares, 10,000,000 shares; issued and outstanding, none	None
Common Stock: $0.00001 par value; authorized shares, 200,000,000; issued and outstanding, 16,104,187	161
Additional paid in capital	3,838,921
Accumulated Other Comprehensive Income	102,106
Accumulated deficit	(3,638,487)
Total stockholders' equity	302,701

Total Liabilities and Stockholders’ Equity	$333,163

See condensed notes to consolidated financial statements.

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited)

	For The Three Months Ended June 30, 2004	For The Three Months Ended June 30, 2003	For The Six Months Ended June 30, 2004	For The Six Months Ended June 30,2003
Revenues	$0	$0	$0	$0

Cost of revenues	0	0	0	0

Gross Profit General and administrative expenses	0	0	0	0
Management fees – related party	0	36,000	0	72,000
Salaries and wages	0	64,114	9,616	143,642
Depreciation	25,122	31,330	54,855	62,660
Other operating expenses	26,915	56,939	69,584	116,192
Total general and administrative expenses	52,037	188,383	134,055	394,494
Operating income (loss)	(52,037)	(188,383)	(134,055)	(394,494)

Interest income	239	1,741	752	3,939

Provision for income taxes	0	0	0	0

Net income (loss) available to common stockholders	$(51,798)	$(186,642)	$(133,303)	$(390,555)

Basic and diluted income (loss) per common share	$(0.003)	$(0.01)	$(0.008)	$(0.02)

Basic and diluted weighted average common shares outstanding	16,104,187	16,104,187	16,104,187	16,104,187

See condensed notes to consolidated financial statements.

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited)

	2004	2003
Cash flows from operating activities
Net income (loss)	$(133,303)	$(390,555)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	54,854	62,660
Stock compensation cost Changes in assets and liabilities	0	15,000
(Increase) decrease in accounts receivable	0	0
(Increase) decrease in prepaid rent	0	0
(Increase) decrease in security deposit	0	9,290
(Increase) decrease in accrued interest receivable	0	0
Increase (decrease) in accounts payable	(4,669)	(7,060)
Total adjustments	50,185	79,890
Net cash provided by (used in) operating activities	(83,118)	(310,665)

Cash flows from investing activities
Purchase of property and equipment	(28,341)	(186)
Net cash flows used in investing activities	(28,341)	(186)

Cash flows from financing activities
Principal payments on capital lease obligations	0	(5,126)
Net cash flows used in investing activities	0	(5,126)

Increase (decrease) in cash and cash equivalents	(111,459)	(315,977)
Cash and cash equivalents, beginning of period	292,191	846,360
Cash and cash equivalents, end of period	$180,732	$530,383

Supplemental Information:
Cash Paid For:
Interest	-	-
Income Taxes	-	-

Non-cash Investing and Financing Activities:
Satisfaction of officer loan through severance payable	0	$43,267

See condensed notes to consolidated financial statements.

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management of Entheos Technologies, Inc. and Subsidiaries (the Company), include all normal adjustments considered necessary to present fairly the consolidated financial position as of June 30, 2004 and the consolidated results of operations and cash flows for the six months ended June 30, 2004 and 2003.  These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company’s 2003 Annual Report on Form 10-KSB.

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

NOTE 2 – EARNINGS PER SHARE

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.  All earnings or loss per share amounts in the financial statements are basic earnings or loss per share.  The computation of basic income (loss) per share is as follows at June 30, 2004:

	For The Three Months Ended June 30, 2004	For The Three Months Ended June 30, 2003	For The Six Months Ended June 30, 2004	For The Six Months Ended June 30,2003
Numerator-net income (loss) available to common stockholders	$(51,798)	$(186,642)	$(133,303)	$(390,555)
Denominator-weighted average number of common shares outstanding	16,104,187	16,104,187	16,104,187	16,104,187
Basic and diluted income (loss) per common share	$(0.003)	$(0.01)	$(0.008)	$(0.02)

NOTE 3 – PROPERTY AND EQUIPMENT

Property and Equipment consists of the following at June 30, 2004:

Computer equipment

  $547,663

Computer software

      70,890

Furniture and Fixtures

      11,800

Total

    630,353

Less Accumulated Depreciation

    628,078

Net Book Value

  $    2,275

Depreciation expense charged to operations during 2004 was $54,854 (2003: $62,660).

NOTE 4 – RELATED PARTY TRANSACTIONS

Management Fees – During the six months ended June 30, 2004 and 2003, the Company charged $0 and $72,000, respectively, to operations for management and consulting fees incurred for services rendered by Mr. Harmel S. Rayat, a Director and majority stockholder. As of June 30, 2004, the Company owed $23,812 for outstanding management fees, which is included in accrued expenses – related party. There is no management or consulting agreement in effect nor is there an agreement in place to convert debt to equity, which is done at the discretion of Mr. Rayat and upon approval by the board of directors.

Marketable Equity Securities -  Marketable equity securities at June 30, 2004, represents the fair market value of 600,625 shares of common stock of eDeal.net, Inc., a public Company that trades on the OTC Bulletin Board.  At June 30, 2004 the fair market value was $150,156 and an unrealized gain of $102,106 was credited to accumulated other comprehensive income representing the difference between the cost and the stated market value as determined by the most recently traded price at the balance sheet date, which was $0.25 per share. A director and majority stockholder of the Company is also a Director, Secretary and Treasurer and majority shareholder of eDeal.net.

Properties – The Company's corporate offices, located at Suite 216, 1628 West 1st Avenue, Vancouver, British Columbia, Canada, are owned by a privately held corporation controlled by a Director and majority shareholder of the Company. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

Item 2. Management's Discussion and Analysis or Plan of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three month and six month periods ending June 30, 2004, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Income Taxes - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We currently have recorded a full valuation allowance against net deferred tax assets as we currently believe it is more likely than not that the deferred tax assets will not be realized

Contingencies - We may be subject to certain asserted and unasserted claims encountered in the normal course of business. It is our belief that the resolution of these matters will not have a material adverse effect on our financial position or results of operations, however, we cannot provide assurance that damages that result in a material adverse effect on our financial position or results of operations will not be imposed in these matters.  We account for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

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

Liquidity and Capital Resources

As at June 30, 2004, the Company had a cash balance of $180,732. The Company has financed its operations primarily through cash on hand during the three and six month period ending June 30, 2004.

Net cash flows used in by operating activities was $83,118 for the six month period ending June 30, 2004, compared to net cash flows used of $310,665 for the same period in 2003, primarily due to a decreased net loss from operations. The Company believes it has sufficient cash to satisfy its cash requirements for the next twelve months.

Net cash flows used in investing activities was $28,341 for the six month period ending June 30, 2004 compared to $186 for same period during 2003, resulting from equipment purchases during the periods presented.

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

Related Party Transactions

Management Fees – During the six months ended June 30, 2004 and 2003, the Company charged $0 and $72,000, respectively, to operations for management and consulting fees incurred for services rendered by Mr. Harmel S. Rayat, a Director and majority stockholder. As of June 30, 2004, the Company owed $23,812 for outstanding management fees, which is included in accrued expenses – related party. There is no management or consulting agreement in effect nor is there an agreement in place to convert debt to equity, which is done at the discretion of Mr. Rayat and upon approval by the board of directors.

Marketable Equity Securities -  Marketable equity securities at June 30, 2004, represents the fair market value of 600,625 shares of common stock of eDeal.net, Inc., a public Company that trades on the OTC Bulletin Board.  At June 30, 2004 the fair market value was $150,156 and an unrealized gain of $102,106 was credited to accumulated other comprehensive income representing the difference between the cost and the stated market value as determined by the most recently traded price at the balance sheet date, which was $0.25 per share. A director and majority stockholder of the Company is also a Director, Secretary and Treasurer and majority shareholder of eDeal.net.

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

In December 2003, the FASB issued SFAS No. 132(R), a revision to SFAS No. 132, “Employers’ Disclosure about Pensions and Other Post-Retirement Benefits.”  SFAS No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans.  SFAS No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June 15,2 004.  The adoption of SFAS 132(R) does not have an impact on the Company’s financial position or results of operations.

In December 2003, the American Institute of Certified Public Accountants and Securities and Exchange Commission (“SEC”) expressed the opinion that rate-lock commitments represent written put options , and therefore be valued as a liability.  The SEC expressed that they expect registrants to disclose the effect on the financial statement of recognizing the rate-lock commitments as written put options, for quarters commencing after March 15, 2004.  Additionally, the SEC recently issued Staff Accounting Bulletin (SAB) No 105.  SAB No. 105 clarifies the SEC’s position that the inclusion of cash flows from servicing or ancillary income in the determination of the fair value of interest rate lock commitments is not appropriate.  SAB No 105 is effective for loan commitments entered inor on or after April 1, 2004.  The adoption of SAB No. 105 does not have an impact on the Company’s consolidated financial statements

Risk Factors of the Business

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

We have had limited revenues since inception, and zero revenues for the six months ended June 30, 2004 and June 30, 2003. We have not been profitable, experiencing an accumulated deficit of $3,638,487 through June 30, 2004.  Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

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

Continued Control by Management.

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of August 5, 2004, our officers and board members own 92% of the 16,104,187 outstanding common stock, excluding stock options. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

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

Independent Directors

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 13th day of August, 2004.

Entheos Technologies, Inc.

/s/ Stanley Wong

Stanley Wong

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Stanley Wong

Director , President,

August 13, 2004

Stanley Wong

Chief Executive Officer

/s/ Harmel S. Rayat

Director

August 13, 2004

Harmel S. Rayat

/s/ Terri DuMoulin

Director, Secretary/Treasurer,

August 13, 2004

Terri DuMoulin

Principal Financial Officer

Exhibit 31.1

CERTIFICATION

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 13, 2004	By:	/s/ Stanley Wong
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 13, 2004	By:	/s/ Terri DuMoulin
Terri DuMoulin Principal Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Entheos Technologies, Inc. (the “Company”) on the Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Stanley Wong, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

ENTHEOS TECHNOLOGIES, INC.

Date: August 13, 2004	By:	/s/ Stanley Wong
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

In connection with the Quarterly Report of Entheos Technologies, Inc. (the “Company”) on the Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Terri DuMoulin, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

ENTHEOS TECHNOLOGIES, INC.

Date: August 13, 2004	By:	/s/ Terri DuMoulin
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