Form 10QSB
period 2004-09-30
ENTHEOS TECHNOLOGIES INC
filed 2004-11-15
CIK 1016708

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2004

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

Yes  X      No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date.  As of November 3, 2004, there were 96,625,122 shares of the Issuer’s Common Stock, $0.00001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

TABLE OF CONTENTS

ENTHEOS TECHNOLOGIES, INC.

FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2004

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

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEET

September 30, 2004

(Unaudited)

ASSETS	Sept. 30, 2004	Dec. 31, 2003
Current assets
Cash	$138,575	$292,191
Total current assets	$138,575	$292,191

Property and equipment, net (Note 3)	0	28,788

Marketable equity securities	180,188	192,168

Total Assets	$318,763	$513,147

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$780	$35,131
Accounts payable – related party	29,922	-
Capital lease obligation – current	0	-
Total current liabilities	30,702	$35,131
Stockholders' Equity
Preferred stock: $0.0001 par value; authorized shares, 10,000,000 shares; issued and outstanding, none	None	None
Common Stock: $0.00001 par value; authorized shares, 200,000,000; issued and outstanding, 96,625,122	161	161
Additional paid-in capital	3,838,921	3,838,921
Accumulated other comprehensive income	132,138	$144,118
Accumulated deficit	(3,683,159)	(3,505,184)
Total stockholders' equity	288,061	$478,016

Total Liabilities and Stockholders’ Equity	$318,763	$513,147

See condensed notes to consolidated financial statements.

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Unaudited)

	For The Three Months Ended Sept. 30, 2004	For The Three Months Ended Sept. 30, 2003	For The Nine Months Ended Sept. 30, 2004	For The Nine Months Ended Sept. 30,2003
Revenues	$0	$0	$0	$0

Cost of revenues	0	0	0	0

Gross Profit	0	0	0	0

General and administrative expenses
Management fees – related party	18,500	36,000	18,500	108,000
Salaries and wages	0	57,401	9,616	201,043
Depreciation	2,275	31,330	57,130	93,990
Other operating expenses	24,240	45,882	93,824	162,074
Total general and administrative expenses	45,015	170,613	179,070	565,107
Operating income (loss)	(45,015)	(170,613)	(179,070)	(565,107)

Interest income	343	1,082	1,095	5,021

Provision for income taxes	0	0	0	0

Net income (loss) available to common stockholders	$(44,672)	$(169,531)	$(177,975)	$(560,086)

Basic and diluted income (loss) per common share	$(0.0005)	$(0.0018)	$(0.002)	$(0.0058)

Basic and diluted weighted average common shares outstanding	96,625,122	96,625,122	96,625,122	96,625,122

See condensed notes to consolidated financial statements.

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Unaudited)

	2004	2003
Cash flows from operating activities
Net income (loss)	$(177,975)	$(560,086)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	57,129	93,990
Revenue recognized for services rendered	0	0
Stock compensation cost Changes in assets and liabilities	0	15,000
(Increase) decrease in accounts receivable	0	0
(Increase) decrease in prepaid rent	0	0
(Increase) decrease in security deposit	0	9,290
(Increase) decrease in accrued interest receivable	0	0
Increase (decrease) in accounts payable	(4,429)	12,544
Total adjustments	52,700	130,824
Net cash provided by (used in) operating activities	(125,275)	(429,262)

Cash flows from investing activities
Purchase of property and equipment	(28,341)	(186)
Net cash flows used in investing activities	(28,341)	(186)

Cash flows from financing activities
Principal payments on capital lease obligations	0	(7,688)
Net cash flows used in investing activities	0	(7,688)

Increase (decrease) in cash and cash equivalents	(153,616)	(437,136)
Cash and cash equivalents, beginning of period	292,191	846,360
Cash and cash equivalents, end of period	$138,575	$409,224

Supplemental Information:
Cash Paid For:
Interest	0	0
Income Taxes	0	0

Non-cash Investing and Financing Activities:
Satisfaction of officer loan through severance payable	0	$43,267

See condensed notes to consolidated financial statements.

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management of Entheos Technologies, Inc. and Subsidiaries (the Company), include all normal adjustments considered necessary to present fairly the consolidated financial position as of September 30, 2004 and the consolidated results of operations and cash flows for the nine months ended September 30, 2004 and 2003.  These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company’s 2003 Annual Report on Form 10-KSB.

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

NOTE 2 – EARNINGS PER SHARE

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.  All earnings or loss per share amounts in the financial statements are basic earnings or loss per share.  The computation of basic income (loss) per share is as follows at September 30, 2004:

	For The Three Months Ended Sept. 30, 2004	For The Three Months Ended Sept. 30, 2003	For The Nine Months Ended Sept. 30, 2004	For The Nine Months Ended Sept. 30, 2003
Numerator-net income (loss) available to common stockholders	$(44,672)	$(169,531)	$(177,975)	$(560,086)
Denominator-weighted average number of common shares outstanding	96,625,122	96,625,122	96,625,122	96,625,122
Basic and diluted income (loss) per common share	$(0.0005)	$(0.0018)	$(0.002)	$(0.0058)

There was a 6 to 1 forward split of the stock, so the total of new stock outstanding as September 30, 2004 is 96,625,122 shares.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and Equipment consists of the following at September 30, 2004:

Computer equipment

  $547,663

Computer software

      70,890

Furniture and Fixtures

      11,800

Total

    630,353

Less Accumulated Depreciation

    630,353

Net Book Value

  $           0

Depreciation expense charged to operations during 2004 was $57,130 (2003: $93,990).

NOTE 4 – RELATED PARTY TRANSACTIONS

Management Fees – During the nine months ended September 30, 2004 and 2003, the Company charged $18,500 and $108,000, respectively, to operations for management, directors fees  and consulting fees incurred for services rendered by Mr. Stanley Wong, a Director and President, Mr. Terri Dumoulin, a Director and Secretary/Treasurer, Mr. Harmel S. Rayat, a Director and majority stockholder. As of September 30, 2004, the Company owed $23,812 for outstanding management fees, which are included in accrued expenses – related party. There is no management or consulting agreement in effect nor is there an agreement in place to convert debt to equity, which is done at the discretion of Mr. Rayat and upon approval by the board of directors.

Marketable Equity Securities -  Marketable equity securities at September 30, 2004, represents the fair market value of 600,625 shares of common stock of eDeal.net, Inc., a public Company that trades on the OTC Bulletin Board.  At September 30, 2004 the fair market value was $180,188 and an unrealized gain of $132,138 was credited to accumulate other comprehensive income representing the difference between the cost and the stated market value as determined by the most recently traded price at the balance sheet date, which was $0.30 per share. A director and majority stockholder of the Company is also a Director, Secretary and Treasurer and majority shareholder of eDeal.net.

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

Item 2. Management's Discussion and Analysis or Plan of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three month and nine month periods ending September 30, 2004, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Liquidity and Capital Resources

As at September 30, 2004, the Company had a cash balance of $138,575. The Company has financed its operations primarily through cash on hand during the three and nine month period ending September 30, 2004.

Net cash flows used in by operating activities was $125,275 for the nine month period ending September 30, 2004, compared to net cash flows used of $429,262 for the same period in 2003, primarily due to a decreased net loss from operations. The Company believes it has sufficient cash to satisfy its cash requirements for the next twelve months.

Net cash flows used in investing activities was $28,341 for the nine month period ending September 30, 2004, compared to $186 for same period during 2003, resulting from equipment purchases during the periods presented.

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

Related Party Transactions

Management Fees – During the nine months ended September 30, 2004 and 2003, the Company charged $18,500 and $108,000, respectively, to operations for management, directors fees  and consulting fees incurred for services rendered by Mr. Stanley Wong, a Director and President, Mr. Terri Dumoulin, a Director and Secretary/Treasurer, Mr. Harmel S. Rayat, a Director and majority stockholder. As of September 30, 2004, the Company owed $23,812 for outstanding management fees, which are included in accrued expenses – related party. There is no management or consulting agreement in effect nor is there an agreement in place to convert debt to equity, which is done at the discretion of Mr. Rayat and upon approval by the board of directors.

Marketable Equity Securities -  Marketable equity securities at September 30, 2004, represents the fair market value of 600,625 shares of common stock of eDeal.net, Inc., a public Company that trades on the OTC Bulletin Board.  At September 30, 2004 the fair market value was $180,188 and an unrealized gain of $132,138 was credited to accumulate other comprehensive income representing the difference between the cost and the stated market value as determined by the most recently traded price at the balance sheet date, which was $0.30 per share. A director and majority stockholder of the Company is also a Director, Secretary and Treasurer and majority shareholder of eDeal.net.

Properties – The Company's corporate offices, located at Suite 216, 1628 West 1st Avenue, Vancouver, British Columbia, Canada, are owned by a privately held corporation controlled by a Director and majority shareholder of the Company. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management does not anticipate that FIN 46 will have any effect on the Company.

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

In December 2003, the American Institute of Certified Public Accountants and Securities and Exchange Commission (“SEC”) expressed the opinion that rate-lock commitments represent written put options , and therefore be valued as a liability.  The SEC expressed that they expect registrants to disclose the effect on the financial statement of recognizing the rate-lock commitments as written put options, for quarters commencing after March 15, 2004.  Additionally, the SEC recently issued Staff Accounting Bulletin (SAB) No 105.  SAB No. 105 clarifies the SEC’s position that the inclusion of cash flows from servicing or ancillary income in the determination of the fair value of interest rate lock commitments is not appropriate.  SAB No 105 is effective for loan commitments entered in or on or after April 1, 2004.  The adoption of SAB No. 105 does not have an impact on the Company’s consolidated financial statements.

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

We have had limited revenues since inception, and zero revenues for the nine months ended September 30, 2004 and September 30, 2003. We have not been profitable, experiencing an accumulated deficit of $3,683,159 through September 30, 2004.  Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

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

Continued Control by Management.

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of November 3, 2004, our officers and board members own 98% of the 96,625,122 outstanding common stock, excluding stock options. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

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

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

On August 31, 2004, at the 2004 Annual General Meeting, shareholders approved a recommendation for a six-for-one forward stock split in the Company’s common shares, effective for shareholders of record as of the open of business on September 15, 2004.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

September 22, 2004:  On August 31, 2004, at the 2004 Annual General Meeting, shareholders approved a recommendation for a six-for-one forward stock split in the Company’s common shares, effective for shareholders of record as of the open of business on September 15, 2004.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 3rd day of November, 2004.

Entheos Technologies, Inc.

/s/ Stanley Wong

Stanley Wong

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Stanley Wong

Director , President,

November 3, 2004

Stanley Wong

Chief Executive Officer

/s/ Harmel S. Rayat

Director

November 3, 2004

Harmel S. Rayat

/s/ Terri DuMoulin

Director, Secretary/Treasurer,

November 3, 2004

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

Date: November 3, 2004

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

Date:  November 3, 2004

By: /s/ Terri DuMoulin

Terri DuMoulin

Principal Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Entheos Technologies, Inc. (the “Company”) on the Form 10-QSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Stanley Wong, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

ENTHEOS TECHNOLOGIES, INC.

Date: November 3, 2004	By:	/s/ Stanley Wong
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

In connection with the Quarterly Report of Entheos Technologies, Inc. (the “Company”) on the Form 10-QSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Terri DuMoulin, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

ENTHEOS TECHNOLOGIES, INC.

Date: November 3, 2004	By:	/s/ Terri DuMoulin
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