Form 10KSB
period 2004-12-31
ENTHEOS TECHNOLOGIES INC
filed 2005-03-31
CIK 1016708

FORM 10-KSB

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.

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

Aggregate market value of Common Stock, $0.00001 par value, held by non-affiliates of the registrant as of March 29, 2005: $5,711,151. Number of shares of Common Stock, $0.00001 par value, outstanding as of March 29, 2005: 96,625,122.

Transitional Small Business Disclosure Format:  Yes [   ] No [X]

TABLE OF CONTENTS

ENTHEOS TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

PART I

PAGE

Item 1.   Description of Business

3

Item 2.   Description of Property

6

Item 3.   Legal Proceedings

6

Item 4.   Submissions of Matters to a Vote of Security Holders

6

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

7

Item 6.    Management's Discussion and Analysis or Plan of Operations

7

Item 7.    Financial Statements

10

Item 8.    Changes in and Disagreements with Accountants on Accounting and

 Financial Disclosure

23

Item 8a

Controls and Procedures

23

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;

 Compliance with Section 16(a) of the Exchange Act

23

Item 10.

 Executive Compensation

24

Item 11.

 Security Ownership of Certain Beneficial Owners and Management

25

Item 12.  Certain Relationships and Related Transactions

26

Item 13.  Exhibits and Reports on Form 8-K

27

Item 14.  Principal Accountant Fees and Services

27

 Signatures

28

 Certifications

29

 Exhibits

31

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-KSB for the fiscal year ending December 31, 2004, and specifically in the items entitled "Management’s discussion and analysis of financial condition and results of operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company. The reader is cautioned that no statements contained in this Form 10-KSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those identified within this Form 10-KSB. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-KSB and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

The Company

Entheos Technologies, Inc. (the Company), through its wholly-owned subsidiary Email Solutions, Inc., operates as an Application Service Provider (ASP) providing reliable, real time, high volume outsourced email and search engine optimization services.  The Company is currently seeking to augment its position in technology based services through the acquisition of and or joint venture with, other technology based ventures.

The Company is a Nevada corporation with an authorized capital of 200,000,000 shares of $0.00001 par value common stock, of which 96,625,122 shares are outstanding and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

Employees

At December 31, 2004, the Company employed 3 part-time persons. To the best of the Company’s knowledge, none of the Company’s officers or directors is bound by restrictive covenants from prior employers. None of the Company’s employees are represented by labor unions or other collective bargaining groups. We consider relations with our employees to be good. We plan to retain and utilize the services of outside consultants as the need arises.

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

We have had limited revenues since inception.  We had revenues of $0 for the years ended December 31, 2004 and 2003. We have not been profitable, experiencing an accumulated deficit of $3,680,236 through December 31, 2004. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

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

Continued Control by Management.

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of March 29, 2005, our officers and board members own 90% of the 96,625,122 outstanding common stock, excluding stock options. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders in the fourth quarter of 2004. It is our intention to schedule a shareholder’s meeting to elect directors and transact any additional business in the second or third quarter of 2005.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "ETHT". The following table sets forth the high and low sale prices for the periods indicated:

High

Low

First Quarter 2003

$0.90

$0.15

Second Quarter 2003

$0.90

$0.25

Third Quarter 2003

$0.75

$0.25

Fourth Quarter 2003

$0.75

$0.30

First Quarter 2004

$0.34

$0.34

Second Quarter 2004

$5.00

$0.34

Third Quarter 2004

$4.00

$0.25

Fourth Quarter 2004

$1.55

$0.19

January 1, 2005-March 29, 2005

$2.00

$1.06

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

(a)

(b)

(c)

____________________________________________________________________________________________________________

Equity compensation plans

approved by security holders

9,030,000

$0.01

70,970,000

Equity compensation plans not

approved by security holders

____________________________________________________________________________________________________________

Total

9,030,000

$0.01

70,970,000

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

Overview

Entheos Technologies, Inc. (the Company), through its wholly-owned subsidiary Email Solutions, Inc., serves as an Application Service Provider providing reliable, real time, high volume outsourced email and search engine optimization services.  The Company is currently seeking to augment its position in technology based services through the acquisition of and or joint venture with, other technology based ventures.

The Company is a Nevada corporation with an authorized capital of 200,000,000 shares of $0.00001 par value common stock, of which 96,625,122 shares are outstanding and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

Results of Operations

Revenues:  The Company generated revenues of $0 for the years ended December 31, 2004 and December 31, 2003.

General and Administrative Expenses:  During 2004, the Company incurred $176,633 in general and administrative expenses, a decrease of 300% over 2003 expenses of $705,032.  The decrease is primarily attributable to a reduction in management fees, officer wages and depreciation expenses.

Interest Income:  Interest income was $1,581 and $5,823 for the years ended December 31, 2004, and 2003, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes:  As of December 31, 2004, the Company's accumulated deficit was $3,680,236, and as a result, there has been no provision for income taxes to date.

Net Loss:  For the year ended December 31, 2004, the Company recorded a net loss of $175,052, a decrease of 300%, compared to a net loss of $699,823 for the same period in 2003. This decrease is primarily attributable to a reduction in management fees, officer wages and depreciation expenses.

Liquidity and Capital Resources

At December 31, 2004, the Company had a cash balance of $128,286, compared to a cash balance of $292,191 at December 31, 2003.

During 2004, the Company used $135,564 of net cash from operating activities, as compared to net cash flows used by operating activities of $538,206 in 2003, primarily due to a decrease in officer wages and management fees.

Net cash flows used in investing activities was $28,341 for 2004, compared to $6,919 for 2003, due to equipment purchases during the periods presented.

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

Related Party Transactions

Marketable Equity Securities

Marketable equity securities at December 31, 2004, represents the fair market value of 600,625 shares of common stock of eDeal.net, Inc., a public Company that trades on the OTC Bulletin Board.  At December 31, 2004, the fair market value was $318,331 and an unrealized gain of $270,281 was credited to accumulated other comprehensive income representing the difference between the cost and the stated market value as determined by the most recently traded price at the balance sheet date, which was $0.53 per share.

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

Management and Consulting Fees

During 2004, the Company charged $23,900 to operations for management and consulting fees incurred for services rendered by directors, of which $3,400 was to a director and a majority stockholder.

Accrued expenses – related parties, as at December 31, 2004 consists of management and consulting fees incurred in 2004 and in previous years for services rendered by directors.

Rent Expenses

The Company's corporate offices, located at Suite 216, 1628 West 1st Avenue, Vancouver, British Columbia, Canada, are owned by a privately held corporation controlled by a director and a majority stockholder of the Company. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

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

ITEM 7.

FINANCIAL STATEMENTS

Index to Financial Statements

Independent Auditors’ Report from Moore Stephens Ellis Foster

11

Balance Sheet as of December 31, 2004

12

Statements of Changes in Stockholders’ Equity for the period from inception to December 31, 2004

13

Statements of Operations for years ended December 31, 2004 and 2003, and for the period from inception to December 31, 2004

14

Statements of Cash Flows for the years ended December 31, 2004 and 2003,

and for the period from inception to December 31, 2004

15

Notes to the Financial Statements

16-22

MOORE STEPHENS

ELLIS FOSTER LTD.

 CHARTERED ACCOUNTANTS

1650 West 1st Avenue

Vancouver, BC  Canada   V6J 1G1

Telephone:  (604) 737-8117  Facsimile: (604) 714-5916

Website:   www.ellisfoster.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ENTHEOS TECHNOLOGIES, INC.

& SUBSIDIARIES

We have audited the consolidated balance sheet of Entheos Technologies, Inc & Subsidiaries (“the Company”) as at December 31, 2004 and the related consolidated statements of stockholders’ equity, operations and deficit and cash flows for the years ended December 31, 2004 and 2003.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant recurring net losses resulting in a substantial accumulated deficit, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also disclosed in Note 1 to the financial statements.  The ability to meet its future financing requirements and the success of future operations cannot be determined at this time.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

“MOORE STEPHENS ELLIS FOSTER LTD.”

March 15, 2005

Chartered Accountants

MSEFA partnership of incorporated professionals

An independently owned and operated member of Moore Stephens North America Inc., a member of Moore Stephens International Limited

- members in principal cities throughout the world

ENTHEOS TECHNOLOGIES, INC.
& SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2004
(Expressed in U.S. Dollars)
2004

ASSETS

Current assets
Cash and cash equivalents	$128,286

Total current assets	128,286

Equipment, net	14,170

Marketable equity securities - related party	318,331

Total assets	$460,787

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$4,048
Accrued expenses - related parties	27,612

Total current liabilities	31,660

Stockholders' Equity
Preferred stock (authorized: 10,000,000 shares):
$0.0001 par value
Issued and outstanding: nil	-
Common stock: $0.00001 par value; authorized: 200,000,000
Issued and outstanding: 96,625,122	966
Additional paid-in capital	3,838,116
Accumulated deficit	(3,680,236)
Accumulated other comprehensive income	270,281

Total stockholders' equity	429,127

Total liabilities and stockholders' equity	$460,787

The accompanying notes are an integral part of these financial statements.

ENTHEOS TECHNOLOGIES, INC.
& SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2004 and 2003
(Expressed in U.S. Dollars)
					Compre-	Accumulated	Total
			Additional	Accumulated	hensive	other	stock
	Common shares		paid-in	earnings	income	comprehensive	holders'
	Shares	Amount	capital	(deficit)	(loss)	income	equity

Balance, December 31, 2002	96,625,122	$966	$3,838,116	$(2,805,361) $		$12,013	$1,045,734

Components of comprehensive income (loss)
- Unrealized gains on
marketable equity securities	-	-	-	-	132,105	132,105	132,105
- Loss, year ended December 31, 2003	-	-	-	(699,823)	(699,823)	-	(699,823)

Total comprehensive (loss)					$(567,718)

Balance, December 31, 2003	96,625,122	966	$3,838,116	$(3,505,184)		$144,118	$478,016

Components of comprehensive income (loss)
- Unrealized gains on
marketable equity securities	-	-	-	-	126,163	126,163	126,163
- Loss, year ended December 31, 2004	-	-	-	(175,052)	(175,052)	-	(175,052)

Total comprehensive (loss)					$(48,889)

Balance, December 31, 2004	96,625,122	$966	$3,838,116	$(3,680,236)		$270,281	$429,127

The accompanying notes are an integral part of these financial statements.

ENTHEOS TECHNOLOGIES, INC.
& SUBSIDIARIES

Consolidated Statements of Operations
Years Ended December 31, 2004 and 2003
(Expressed in U.S. Dollars)
	2004	2003

General and administrative expenses
Depreciation	$42,959	$125,319
Management and consulting fees - related parties	23,900	150,700
Officer wages	2,882	218,815
Other operating expenses	97,413	157,933
Travel and entertainment	9,479	52,265

Total general and administrative expenses	176,633	705,032

Operating (loss)	(176,633)	(705,032)

Other income (expense)
Interest income	1,581	5,823
Interest expense	-	(614)

Total other income	1,581	5,209

Net (loss) for the year	$(175,052)	$(699,823)

(Loss) per share
- basic and diluted	$(0.00)	$(0.01)

Basic weighted average number
of common stocks outstanding
- basic and diluted	96,625,122	96,625,122

The accompanying notes are an integral part of these financial statements.

ENTHEOS TECHNOLOGIES, INC.
& SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 2004 and 2003
(Expressed in U.S. Dollars)
	2004	2003

Cash flows from (used in) operating activities
Net (loss) for the year	$(175,052)	$(699,823)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
- depreciation	42,959	125,319
- writeoff of capital lease vehicle	-	14,904
Changes in non-cash working capital items:
- increase in security deposits	-	9,290
- decrease in accrued expenses - related parties	3,800	-
- increase (decrease) in accounts payable	(7,271)	12,104

Net cash flow used in operating activities	(135,564)	(538,206)

Cash flows used in investing activities
Advances to officer loan	-	(6,733)
Purchase of equipment	(28,341)	(186)

Net cash flows used in investing activities	(28,341)	(6,919)

Cash flows used in financing activities
Principal payments on capital lease obligations	-	(9,044)

Net cash flows used in financing activities	-	(9,044)

Decrease in cash and cash equivalents	(163,905)	(554,169)

Cash and cash equivalents, beginning of year	292,191	846,360

Cash and cash equivalents, end of year	$128,286	$292,191

Supplemental non-cash operating activities:
Settlement of officer loan with
offsetting payable	$-	$43,267

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

The accompanying notes are an integral part of these financial statements.

ENTHEOS TECHNOLOGIES, INC.

& SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2004 and 2003

(Expressed in U.S. Dollars)

1.

Organization and Nature of Operations

Entheos Technologies, Inc. (the Company) is a Nevada corporation with an authorized capital of 200,000,000 shares of $0.00001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock.

The Company, through its wholly-owned subsidiary Email Solutions, Inc., served as an Application Service Provider (ASP) providing reliable, real time, high volume outsourced email services. The Company has not generated any revenue in 2004 and 2003.

Effective on September 15, 2004, the Company completed a 6 for 1 forward split of the Company’s common stock, with the par value and total authorized shares remaining the same.  The consolidated financial statements have been restated to reflect the forward stock split.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit.  In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations.

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

2.

Significant Accounting Policies

(a)

Principles of Accounting

These financial statements are stated in U.S. Dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

(d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company did not have any cash equivalents for the year ended December 31, 2004.

(e)

Equipment and Depreciation

Equipment is stated at cost and is depreciated under the straight-line method over its estimated useful life.  Repairs and maintenance are charged to operations as incurred.

(f)

Marketable Equity Securities

The Company has adopted the Statement of Financial Accounting Standards No. (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Marketable equity securities consist of Rule 144 restricted common stock and are stated at market value as determined by the most recently traded price at the balance sheet date.  All marketable equity securities in these financial statements are defined as available-for-sale securities under the provisions of SFAS No. 115, and are recorded at fair value, with the change in fair value (unrealized gains or losses) during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. Investments available for current operations are classified in the consolidated balance sheet as current assets; investments held for long-term purposes are classified as noncurrent assets.

(g)

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

(h)

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

(i)

Intangible Assets

The Company adopted the Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets”, which requires that goodwill and intangible assets with indefinite life are not amortized but rather tested at least annually for impairment.  Intangible assets with a definite life are required to be amortized over its useful life or its estimated useful life.

As at December 31, 2004, the Company did not have any goodwill or intangible assets with indefinite or definite life.

(j)

Advertising Costs

Advertising costs are expensed as incurred. The Company did not incur any advertising costs during the years ended December 31, 2004 and 2003.

(k)

Income Taxes

The Company adopted the Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”.  Under SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

(l)

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

(m)

Earnings (Loss) Per Share

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

(n)

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

(o)

Foreign Currency Translation

The Company maintains both U.S. Dollar and Canadian Dollar bank accounts at a financial institution in Canada. Foreign currency transactions are translated into their functional currency, which is U.S. Dollar, in the following manner:

At the transaction date, each asset, liability, revenue and expense is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are translated into U.S. Dollars by using the exchange rate in effect at that date. Transaction gains and losses that arise from exchange rate fluctuations are included in the results of operations.

(p)

Fair Value of Financial Instruments

Fair value of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments.  As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair values.

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and accrued expenses – related parties approximate their fair value because of the short-term nature of these instruments. The Company places its cash and cash equivalents with high credit quality financial institutions.

The Company operates outside of the United States of America and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the U.S. dollar.

(q)

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

(r)

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4”, which is the result of the FASB’s project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS No. 151 will not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of FASB No. 153 will not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of FASB No. 123(R), will not have a material impact on the Company’s financial statements.

3.

Equipment

2004
Computer equipment	$ 547,663
Computer software	70,890
Furniture and fixtures	11,800
630,353
Less: Accumulated depreciation	(616,183)
$ 14,170

Depreciation expense charged to operations during 2004 was $42,959 (2003 – $125,319).

4.

Related Party Transactions

(a)

Marketable Equity Securities

Marketable equity securities at December 31, 2004, represents the fair market value of 600,625 shares of common stock of eDeal.net, Inc., a public Company that trades on the OTC Bulletin Board.  At December 31, 2004, the fair market value was $318,331 and an unrealized gain of $270,281 was credited to accumulated other comprehensive income representing the difference between the cost and the stated market value as determined by the most recently traded price at the balance sheet date, which was $0.53 per share.

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

(b)

Management and Consulting Fees

During 2004, the Company charged $23,900 to operations for management and consulting fees incurred for services rendered by directors, of which $3,400 was to a director and a majority stockholder.

Accrued expenses – related parties, as at December 31, 2004 consists of management and consulting fees incurred in 2004 and in previous years for services rendered by directors.

(c)

Rent Expenses

The Company's corporate offices, located at Suite 216, 1628 West 1st Avenue, Vancouver, British Columbia, Canada, are owned by a privately held corporation controlled by a director and a majority stockholder of the Company. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

5.

Income Taxes

There is no current or deferred tax expense for any of the periods indicated, due to the Company’s loss position. The benefits of timing differences have not been previously recorded. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a 100% valuation allowance against the deferred tax asset. The income tax effect, utilizing a 34% income tax rate, of temporary differences comprising the deferred tax assets and deferred tax liabilities is a result of the following at December 31:

2004
Deferred tax assets:
Net operating loss carryforwards	$ 1,177,000
Valuation allowance	(1,177,000)
Net deferred tax assets	$ -

The Company has available net operating loss carryforwards of approximately $3,463,000 for tax purposes to offset future taxable income which expires commencing 2011 through to the year 2024. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for each of the years during the period ended December 31 follows:

2004
Statutory federal income tax rate	(34.0)%
Valuation allowance	34.0%
Effective income tax rate	0.0%

6.

Stock Options

The Company did not grant any stock options in fiscal year 2004.

Summary of employee stock option information for the years ended December 31, 2004 and 2003 is as follows:

	Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2004 and 2003	9,030,000	$ 0.01

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Number exercisable	Weighted Average Remaining Contractual Life (yr.)	Weighted Average Exercise Price
$0.01 - $0.50	9,030,000	6,030,000	8.10	$ 0.01

Each option entitles the holder to acquire one common stock of the Company.

Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net loss and pro forma net loss per share would have been reflected as follows:

	2004	2003
Net income (loss):
As reported:	$ (175,052)	$ (699,823)
Stock-based employee compensation
expense as determined under the
fair value based method	$ (30,000)	$ (32,500)
Pro-forma	$ (205,052)	$ (732,323)

Net income (loss) per share – basic and diluted:
As reported	$ (0.00)	$ (0.01)
Pro-forma	$ (0.00)	$ (0.01)

For disclosure purposes, the weighted average fair value of the options granted in 2003 was estimated at $0.01 ($0.06 pre-split) by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 218%, risk-free interest rates of 3.5%, and expected lives of five years.

7.

Warrants

In connection with the 505 offering dated November 23, 1999, for 720,000 (120,000 pre-split) shares at $0.167 ($1.00 pre-split) per share, the Company also issued 1,440,000 (240,000 pre-split) warrants to purchase common shares at $0.167 ($1.00 pre-split) per share until November 23, 2004.  As at December 31, 2004, these warrants have expired without being exercised.

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

Changes in Internal Controls

During the fourth quarter of fiscal 2004, the management of the Company, including the Chief Executive Officer and the Principal Financial Officer, evaluated the Company’s disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be  disclosed by the issuer in the reports  filed or  submitted by it under the Exchange Act is recorded,  processed,  summarized and reported, within the time periods  specified  in the  Commission’s  rules and  forms."  There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date that management, including the Chief Executive Officer and the Principal Financial Officer, completed their evaluation.

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is certain information regarding each of the directors and officers of the Company:

STANLEY D. WONG (Age 34). President, Chief Executive Officer and Director.  Mr. Wong graduated from Simon Fraser University with a Bachelors of Arts degree in 1996.   From August 1996 to March 2001, Mr. Wong joined Vancouver City Savings Union as a Financial Services Officer. Vancouver City Savings Union is Canada’s largest credit union, with C$7.5 billion in assets. Since 2001, Mr. Wong has been with the Canadian Imperial Bank of Commerce as a Financial Advisor specializing in wealth management and financial planning.  Mr. Wong joined the Company as a director and its President and Chief Executive Officer on February 10, 2003.

TIMOTHY N. LUU (Age 40):  Chief Technology Officer, Director.  Mr. Luu brings nearly two decades of professional experience in technology development and management.  Mr. Luu earned his Bachelor of Science degree in Electrical Engineering at the University of Manitoba (Winnipeg) in 1987. From June 1996 to December 1998, Mr. Timothy Luu joined Reid Crowther, a global infrastructure engineering and project management firm established in 1906, as an Information Systems engineer.  While continuing to provide technical consulting services to Reid Crowther, in June 1998, Mr. Luu launched Applied Technology Professionals Ltd. (ATP), and assumed the role of President and Managing Director of the firm.   Today, ATP boasts special expertise in ecommerce and web based application development.  Mr. Luu joined the Company as Director and Chief Technology Officer on February 7, 2005.

HARMEL S. RAYAT (Age 43). Director. Mr. Rayat has been in the venture capital industry since 1981. Between January 1993 and April 2001, Mr. Rayat served as the president of Hartford Capital Corporation, a company that provides financial consulting services to emerging growth corporations. From April 2001 through January 2002,  Mr.  Rayat acted as an independent consultant advising  small  corporations. Since January 2002, Mr. Rayat has been president of Montgomery Asset Management Corporation, a privately held firm providing financial consulting services to emerging growth corporations. Mr. Rayat is also a Director of Enterprise Technologies, Inc, e.Deal,net, Inc. and HepaLife Technologies, Inc. Mr. Rayat has served as a Director of the Company since March 18, 1996.

On October 23, 2003, Mr. Harmel S. Rayat, EquityAlert.com, Inc., Innotech Corporation and Mr. Bhupinder S. Mann, a former part-time employee of the Company, collectively the respondents, consented to a cease-and-desist order pursuant to Section 8A of the Securities Act of 1933. Without admitting or denying the findings of the Securities and Exchange Commission related to the public relation and stock advertising activities of EquityAlert.com, Inc. and Innotech Corporation, the respondents agreed to cease and desist from committing or causing any violations and any future violations of Section 5(a) and 5(c) of the Securities Act of 1933.  EquityAlert.com, Inc. and Innotech Corporation agreed to pay disgorgement and prejudgment interest of $31,555.14. On August 8, 2000, Mr. Harmel S. Rayat and EquityAlert.com, Inc., without admitting or denying the allegations of the Securities and Exchange Commission that EquityAlert.com, Inc did not disclose certain compensation received by it in connection with stock advertisements and promotions, consented to the entry of a permanent injunction enjoining them from violating Section 17(b) of the Securities Act of 1933; in addition, each agreed to pay a civil penalty of $20,000.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("the Commission"). Directors, officers and greater than 10 percent beneficial owners are required by applicable regulations to furnish the Company with copies of all forms they file with the Commission pursuant to Section 16(a). Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that during fiscal 2004 the Section 16(a) filing requirements applicable to its directors and executive officers were satisfied.

ITEM 10:  EXECUTIVE COMPENSATION

Remuneration and Executive Compensation

The following table shows, for the three-year period ended December 31, 2004, the cash compensation paid by the Company, as well as certain other compensation paid for such year, to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers. Except as set forth on the following table, no executive officer of the Company had a total annual salary and bonus for 2004 that exceeded $100,000.

Summary Compensation Table

   Securities

   Underlying

Name and

   Options

All Other

Principal Position               Year      Salary

Bonus        Other

   Granted

Compensation

Harmel S. Rayat (1)

2004

$0

$0

$3,400

    0

$0

Chairman, Director

2003

$144,000

$0

$0

6,000,000

$0

2002

$187,333

$0

$0

     0

$0

Stanley D. Wong

2004

$0

$0

$4,600

    0

$0

CEO, President,

2003

$0

$0

$3,600

 30,000

$0

Director

2002

$0

$0

$0

     0

$0

Terri DuMoulin (2)

2004

$0

$0

$15,900

     0

$0

Secretary, Treasurer,

2003

$0

$0

$3,100

 90,000

$0

Director

2002

$0

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

(2) Ms. DuMoulin resigned from the Board of Directors on January 21, 2005.

Stock Option Grants in Last Fiscal Year

Shown below is further information regarding employee stock options awarded during 2004 to the named officers and directors:

Number of

% of Total

Securities

Options Granted

Underlying

to Employees

   Exercise

   Expiration

Name

Options

in 2004

   Price ($/sh)

   Date

Stanley Wong

0

0

n/a

n/a

Harmel Rayat

0

0

n/a

n/a

Terri DuMoulin

0

0

n/a

n/a

Aggregated Option Exercises During Last Fiscal Year and Year End Option Values

The following table shows certain information about unexercised options at year-end with respect to the named officers and directors:

Common Shares Underlying Unexercised    Value of Unexercised In-the-money

Options on December 31, 2004

          Options on December 31, 2004

Name

Exercisable

Unexercisable

          Exercisable

           Unexercisable

Stanley Wong

30,000

0

          $31,800

$0

Harmel Rayat

4,000,000

2,000,000

          $4,240,000

       $2,120,000

Terri DuMoulin

60,000

30,000

          $63,600

           $31,800

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

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 29, 2005, the beneficial ownership of the Company's Common Stock by each director and executive officer of the Company and each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and the executive officers and directors of the Company as a group.

Number of Shares

Person or Group

of Common Stock

Percent

Harmel S. Rayat (1)

 86,697,688

89.7%

216-1628 West First Avenue

Vancouver, B.C. V6J 1G1 Canada

Harmel S. Rayat (2)

 6,000,000

6.2%

216-1628 West First Avenue

Vancouver, B.C. V6J 1G1 Canada

Stanley Wong (3)

30,000

0.03%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Terri DuMoulin (4)

 90,000

0.09%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Directors and Executive Officers

 92,817,688

96.1%

as a group (3 persons)

(1) Includes 57,888 shares held by Tajinder Chohan, Mr. Harmel S. Rayat's wife. Additionally, other members of Mr. Rayat's family hold shares. Mr. Rayat disclaims beneficial ownership of the shares and share purchase warrants beneficially owned by his wife and other family members.

(2) Includes 6,000,000 shares, which may be acquired pursuant to stock options granted on February 11, 2003, and exercisable under the Company's stock option plans.

(3) Includes 30,000 shares, which may be acquired pursuant to stock options granted on February 11, 2003, and exercisable under the Company's stock option plans.

(4) Includes 90,000 shares, which may be acquired pursuant to stock options granted on February 11, 2003, and exercisable under the Company's stock option plans. Ms. DuMoulin resigned from the Board of Directors on January 21, 2005.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Marketable Equity Securities

Marketable equity securities at December 31, 2004, represents the fair market value of 600,625 shares of common stock of eDeal.net, Inc., a public Company that trades on the OTC Bulletin Board.  At December 31, 2004, the fair market value was $318,331 and an unrealized gain of $270,281 was credited to accumulated other comprehensive income representing the difference between the cost and the stated market value as determined by the most recently traded price at the balance sheet date, which was $0.53 per share.

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

Management and Consulting Fees

During 2004, the Company charged $23,900 to operations for management and consulting fees incurred for services rendered by directors, of which $3,400 was to a director and a majority stockholder.

Accrued expenses – related parties, as at December 31, 2004 consists of management and consulting fees incurred in 2004 and in previous years for services rendered by directors.

Rent Expenses

The Company's corporate offices, located at Suite 216, 1628 West 1st Avenue, Vancouver, British Columbia, Canada, are owned by a privately held corporation controlled by a director and a majority stockholder of the Company. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

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

None.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Audit Fees:  The aggregate  fees,  including  expenses,  billed by the Company's principal accountant in connection with the audit of our consolidated  financial statements  for the most recent  fiscal year and for the review of our financial information  included in our Annual  Report on Form  10-KSB and our  quarterly reports on Form  10-QSB  during the fiscal  years  ending  December  31, 2004 and December 31, 2003 were $8,817 and $8,817 respectively.

Tax  fees:  The aggregate fees billed to the Company for tax compliance, tax advice and tax  planning by the Company’s principal accountant for fiscal 2004 and 2003 were $0.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year 2004 and 2003 were $0.

The Company does not currently have an audit committee.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 29th day of March, 2005.

Entheos Technologies, Inc.

/s/ Stanley Wong

Stanley Wong

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Stanley Wong

Director , President,

March 29, 2005

Stanley Wong

Chief Executive Officer

/s/ Tim Luu

Director, Chief Technology

 March 29, 2005

Tim Luu

Officer

/s/ Harmel S. Rayat

Director, Secretary/Treasurer,

 March 29, 2005

Harmel S. Rayat

Principal Financial Officer

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Stanley Wong, certify that:

(1)	I have reviewed this annual report on Form 10-KSB of Entheos Technologies, Inc. (the “registrant”);

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 29, 2005	By:	/s/ Stanley Wong
Stanley Wong President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Harmel Rayat certify that:

(1)	I have reviewed this annual report on Form 10-KSB of Entheos Technologies, Inc. (the “registrant”);

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 29, 2005	By:	/s/ Harmel S. Rayat
Harmel S. Rayat Principal Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Entheos Technologies, Inc. (the “Company”) on the Form 10-KSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Stanley Wong, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

ENTHEOS TECHNOLOGIES, INC.

Date: March 29, 2005	By:	/s/ Stanley Wong
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

In connection with the Annual Report of Entheos Technologies, Inc. (the “Company”) on the Form 10-KSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Harmel S. Rayat, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

ENTHEOS TECHNOLOGIES, INC.

Date: March 29, 2005	By:	/s/ Harmel S. Rayat
Harmel S. Rayat Principal Financial Officer

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