Form 10QSB
period 2005-03-31
ENTHEOS TECHNOLOGIES INC
filed 2005-05-16
CIK 1016708

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2005

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

Yes  X      No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date.  As of May 13, 2005, there were 96,625,122 shares of the Issuer’s Common Stock, $0.00001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

TABLE OF CONTENTS

ENTHEOS TECHNOLOGIES, INC.

FORM 10-QSB, QUARTER ENDED MARCH 31, 2005

INDEX

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

Interim Unaudited Balance Sheet

3

Interim Unaudited Statements of Operations

4

Interim Unaudited Statements of Cash Flows

5

Notes to Interim Financial Statements

6

Item 2.  Management's Discussion and Analysis or Plan of Operation

8

Item 3.  Controls and Procedures

14

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

ENTHEOS TECHNOLOGIES, INC. & SUBSIDIARIES

INTERIM  CONSOLIDATED BALANCE SHEET

MARCH 31, 2005

(Unaudited)

ASSETS

Current Assets
Cash	$115,224
Total Current Assets	115,224

Property and equipment, net (Note 2)	13,886

Marketable Equity Securities (Note 3)	312,325

Total Assets	$441,435

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	240
Accrued Expenses – Related Party (Note 3)	$23,812
Total Current Liabilities	24,052

Stockholders' Equity
Preferred Stock: $0.0001 Par Value; Authorized Shares, 10,000,000 shares; Issued and Outstanding, None	None
Common Stock: $0.00001 Par Value; Authorized Shares, 200,000,000; Issued and Outstanding, 96,625,122	966
Additional paid in capital	3,838,116
Accumulated Other Comprehensive Income/Loss	264,275
Accumulated deficit	(3,685,974)
Total Stockholders' Equity	417,383

Total Liabilities and Stockholders’ Equity	$441,435

See condensed notes to financial statements

ENTHEOS TECHNOLOGIES, INC. & SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Unaudited)

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004
General and administrative expenses
Management fees – related party	0	0
Salaries and wages	0	9,616
Depreciation	283	29,733
Other operating expenses	6,019	42,669

Total general and administrative expenses	6,302	82,018

Operating income (loss)	(6,302)	(82,018)

Interest Income	564	513

Net income (loss) available to common stockholders	$(5,738)	$(81,505)

Basic and diluted income (loss) per common share	$(0.000)	$(0.005)

Weighted average common shares outstanding	96,625,122	16,104,187

See condensed notes to financial statements.

ENTHEOS TECHNOLOGIES, INC. & SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Unaudited)

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004
Cash flows from (used in) operating activities
Net income (loss) for the period	$(5,738)	$(81,505)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	283	29,733
Stock compensation cost	0	0
Changes in assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	(7,607)	(4,909)
Total adjustments	(7,324)	24,824
Net cash flows provided by (used in) operating activities	(13,062)	(56,681)

Cash flows from (used in) investing activities
Purchase of property and equipment	0	(28,341)
Net cash flows used in investing activities	0	(28,341)

Cash flows from financing activities
Principal payments on capital lease obligations	0	0
Net cash flows used in financing activities	0	0

Decrease in cash and cash equivalents	(13,062)	(85,022)
Cash and cash equivalents, beginning of period	128,286	292,191
Cash and cash equivalents, end of period	$115,224	$207,169

See condensed notes to financial statements

ENTHEOS TECHNOLOGIES, INC. & SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management of Entheos Technologies, Inc. and Subsidiaries (the Company), include all normal adjustments considered necessary to present fairly the consolidated financial position as of March 31, 2005 and the consolidated results of operations and cash flows for the three months ended March 31, 2005 and 2004.  These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company’s 2004 Annual Report on Form 10-KSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that the accompanying unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company’s 2004 Annual Report on Form 10-KSB.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and Equipment consists of the following at March 31, 2005:

Computer equipment

  $547,663

Computer software

      70,890

Furniture and Fixtures

      11,800

Total

    630,353

Less Accumulated Depreciation

    616,467

Net Book Value

    $13,886

 Depreciation expense charged to operations during 2005 was $283 (2004: $29,733).

NOTE 3 – RELATED PARTY TRANSACTIONS

Management Fees – During the three months ended March 31, 2005 and 2004, the Company charged $0. As of March 31, 2005, the Company owed $23,812 for outstanding management fees, which is included in accrued expenses – related party and payable to a director and majority shareholder.

Marketable Equity Securities – Marketable equity securities at March 31, 2005, represents the fair market value of 600,625 shares of common stock of eDeal.net, Inc., a public Company that trades on the OTC Bulletin Board.  At March 31, 2005, the fair market value was $312,325 and an unrealized gain of $264,275 was credited to accumulated other comprehensive income/loss, representing the difference between the cost and the stated market value as determined by the most recently traded price at the balance sheet date, which was $0.52 per share.

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

Rent – The Company's corporate offices, located at Suite 216, 1628 West 1st Avenue, Vancouver, British Columbia, Canada, are owned by a privately held corporation controlled by a Director and majority shareholder of the Company. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

NOTE 4 – BASIC LOSS PER SHARE

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.  All earnings or loss per share amounts in the financial statements are basic earnings or loss per share.  The computation of basic and diluted income (loss) per share is as follows at March 31, 2005:

	2005	2004
Numerator-net income (loss) available to common stockholders	$(5,738)	$(81,505)
Denominator-weighted average number of common shares outstanding	96,625,122	16,104,187
Basic and diluted income (loss) per common share	$(0.000)	$(0.005)

Item 2. Management's Discussion and Analysis or Plan of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three months ending March 31, 2005, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Liquidity and Capital Resources

As at March 31, 2005, the Company had a cash balance of $115,224. The Company has financed its operations primarily through cash on hand during the three month period ending March 31, 2005.

Net cash flows used in by operating activities was $13,062 for the three month period ending March 31, 2005, compared to net cash flows used of $56,681 for the same period in 2004, primarily due to a decreased net loss from operations. The Company believes it has sufficient cash to satisfy its cash requirements for the next twelve months.

Net cash flows used in investing activities was $0 for the three month period ending March 31, 2005, compared to $28,341 for same period during 2004, resulting from equipment purchases during the periods presented.

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

Related Party Transactions

Management Fees – During the three months ended March 31, 2005 and 2004, the Company charged $0. As of March 31, 2005, the Company owed $23,812 for outstanding management fees, which is included in accrued expenses – related party and payable to a director and majority shareholder.

Marketable Equity Securities – Marketable equity securities at March 31, 2005, represents the fair market value of 600,625 shares of common stock of eDeal.net, Inc., a public company that trades on the OTC Bulletin Board.  At March 31, 2005, the fair market value was $312,325 and an unrealized gain of $264,275 was credited to accumulated other comprehensive income/loss, representing the difference between the cost and the stated market value as determined by the most recently traded price at the balance sheet date, which was $0.52 per share.

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

We have had limited revenues since inception, and zero revenues of $0 for the three months ended March 31, 2005 and March 31, 2004. We have not been profitable, experiencing an accumulated deficit of $3,685,974 through March 31, 2005. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

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

Continued Control by Management.

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of May 13, 2005, our officers and board members own 90% of the 96,625,122 outstanding common stock, excluding stock options. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

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

PART II – Other Information

Item 1.   Legal Proceedings

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 13th day of May, 2005.

Entheos Technologies, Inc.

/s/ Stanley Wong

Stanley Wong

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Stanley Wong

Director , President,

May 13, 2005

Stanley Wong

Chief Executive Officer

/s/ Harmel S. Rayat

Director, Principal

May 13, 2005

Harmel S. Rayat

Financial Officer

/s/ Tim Luu

Director, Chief Technology

May 13, 2005

Tim Luu

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

Date: May 13, 2005

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

Date:  May 13, 2005

By: /s/ Harmel Rayat

Harmel Rayat

Principal Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Entheos Technologies, Inc. (the “Company”) on the Form 10-QSB for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Stanley Wong, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

ENTHEOS TECHNOLOGIES, INC.

Date: May 13, 2005	By:	/s/ Stanley Wong
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

In connection with the Quarterly Report of Entheos Technologies, Inc. (the “Company”) on the Form 10-QSB for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Harmel Rayat, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

ENTHEOS TECHNOLOGIES, INC.

Date: May 13, 2005	By:	/s/ Harmel Rayat
Harmel Rayat Principal Financial Officer

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