Form 10KSB/A
period 2004-12-31
ENTHEOS TECHNOLOGIES INC
filed 2005-07-28
CIK 1016708

FORM 10-KSB/A

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

(a)

(b)

(c)

____________________________________________________________________________________________________________

Equity compensation plans

approved by security holders

9,030,000

$0.01

110,970,000

Equity compensation plans not

approved by security holders

____________________________________________________________________________________________________________

Total

9,030,000

$0.01

110,970,000

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

Timothy Luu

0

0.0%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Directors and Executive Officers

 92,817,688

96.1%

as a group (4 persons)

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