Form 10QSB
period 2005-06-30
ENTHEOS TECHNOLOGIES INC
filed 2005-08-19
CIK 1016708

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2005

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

Yes  X      No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date.  As of August 4, 2005, there were 96,625,122 shares of the Issuer’s Common Stock, $0.00001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

TABLE OF CONTENTS

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-QSB, QUARTER ENDED JUNE 30, 2005

INDEX

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

Interim Unaudited Consolidated Balance Sheet

3

Interim Unaudited Consolidated Statements of Operations

4

Interim Unaudited Consolidated Statements of Cash Flows

5

Notes to Interim Unaudited Consolidated Financial Statements

6

Item 2.  Management's Discussion and Analysis or Plan of Operation

8

Item 3.  Controls and Procedures

15

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 3. Defaults Upon Senior Securities

16

Item 4. Submission of Matters to a Vote of Security Holders

16

Item 5. Other Information

16

Item 6. Exhibits and Reports on Form 8-K

16

Signatures

17

Certifications

18

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

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEET

JUNE 30, 2005

(Unaudited)

(Expressed in US Dollars)

BASIS OF PRESENTATION (NOTE 1)

ASSETS
Current assets
Cash	$108,738
Total current assets	$108,738

Property and equipment, net (Note 4)	7,084

Marketable Equity Securities (Note 5)	1,801,875

Total Assets	$1,917,697

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$ 440
Accounts payable – Related Party (Note 5)	23,812
Total current liabilities	$24,252

Stockholders' Equity
Preferred stock: $0.0001 par value; authorized shares, 10,000,000 shares; issued and outstanding, none	0
Common Stock: $0.00001 par value; authorized shares, 200,000,000; issued and outstanding, 96,625,122	966
Additional paid in capital	3,838,116
Accumulated other comprehensive income	1,753,825
Accumulated deficit	(3,699,462)
Total stockholders' equity	1,893,445

Total Liabilities and Stockholders’ Equity	$1,917,697

See notes to unaudited interim consolidated financial statements.

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

(Expressed in US Dollars)

	For The Three Months Ended June 30, 2005	For The Three Months Ended June 30, 2004	For The Six Months Ended June 30, 2005	For The Six Months Ended June 30,2004
Revenues	$0	$0	$0	$0

Cost of revenues	0	0	0	0

Gross Profit	0	0	0	0

General and administrative expenses
Management fees – related party	0	0	0	0
Salaries and wages	0	0	0	9,616
Depreciation	3,543	25,122	7,085	54,854
Other operating expenses	7,345	26,915	13,364	69,585
Total general and administrative expenses	10,888	52,037	20,449	134,055

Operating income (loss)	(10,888)	(52,037)	(20,449)	(134,055)

Interest income	659	239	1,223	752

Provision for income taxes	0	0	0	0

Net income (loss) available to common stockholders	$(10,229)	$(51,798)	$(19,226)	$(133,303)

Basic and diluted income (loss) per common share (Note 3)	$(0.0001)	$(0.0005)	$(0.0002)	$(0.001)

Basic and diluted weighted average common shares outstanding	96,625,122	96,625,122	96,625,122	96,625,122

See notes to unaudited interim consolidated financial statements.

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

(Expressed in US Dollars)

	2005	2004
Cash flows from operating activities
Net income (loss)	$(19,226)	$(133,303)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	7,085	54,854
Increase (decrease) in accounts payable	(7,407)	(4,669)
Total adjustments	(322)	50,185
Net cash used in operating activities	(19,548)	(83,118)

Cash flows from investing activities
Purchase of property and equipment	0	(28,341)
Net cash flows used in investing activities	0	(28,341)

Cash flows from financing activities
Principal payments on capital lease obligations	0	0
Net cash flows used in investing activities	0	0

Increase (decrease) in cash	(19,548)	(111,459)
Cash, beginning of period	128,286	292,191
Cash, end of period	$108,738	$180,732

Supplemental Information:
Cash Paid For:
Interest	0	0
Income Taxes	0	0

See notes to unaudited interim consolidated financial statements.

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

(Expressed in US Dollars)

Note 1  - Basis of Presentation – Going Concern Uncertainties

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern.  The Company’s consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses from its business operations and will require additional funding during 2005. The satisfaction of our cash hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.  Management believes that its current and future plans enable it to continue as a going concern.  These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Note 2 – Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management of Entheos Technologies, Inc. and Subsidiaries (the Company), include all normal adjustments considered necessary to present fairly the consolidated financial position as of June 30, 2005 and the consolidated results of operations for the three and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company’s 2004 Annual Report on Form 10-KSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with United States generally accepted accounting principles have been condensed or omitted.  It is suggested that the accompanying unaudited interim consolidated financial statements be read in conjunction with the annual financial statements and notes thereto incorporated by reference in the Company’s 2004 Annual Report on Form 10-KSB.

Note 3 – Earnings Per Share

Basic earnings or loss per common share is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.  All earnings or loss per share amounts in the financial statements are basic earnings or loss per share because the inclusion of stock options and warrants outstanding would be antidilutive.  The computation of basic and diluted loss per share is as follows at June 30, 2005:

	For The Three Months Ended June 30, 2005	For The Three Months Ended June 30, 2004	For The Six Months Ended June 30, 2005	For The Six Months Ended June 30,2004
Numerator-net income (loss) available to common stockholders	$(10,229)	$(51,798)	$(19,226)	$(133,303)
Denominator-weighted average number of common shares outstanding	96,625,122	96,625,122	96,625,122	96,625,122
Basic and diluted income (loss) per common share	$(0.0001)	$(0.0005)	$(0.0002)	$(0.001)

Note 4 – Property and Equipment

Property and Equipment consists of the following at June 30, 2005:

Computer equipment

  $547,663

Computer software

      70,890

Furniture and Fixtures

      11,800

Total

    630,353

Less Accumulated Depreciation

    623,269

Net Book Value

      $7,084

Depreciation expense for the three and six months ended June 30, 2005 are $3,543 and $7,085 respectively.  For the three and six months ended June 30, 2004, the depreciation expense was $25,122 and $54,854 respectively.

Note 5 – Related Party Transactions

Accounts Payable:  During the six months ended June 30, 2005 and June 30, 2004, the Company charged $0 and $0, respectively, to operations for management and consulting fees incurred for services rendered by Mr. Harmel S. Rayat, a Director and majority stockholder. As of June 30, 2005, the Company owed $23,812 for outstanding management fees to Mr. Harmel Rayat, which is included in accounts payable – related party.

Marketable Equity Securities:  Marketable equity securities at June 30, 2005, represents the fair market value of 2,402,500 shares of common stock of International Energy, Inc. (formerly “eDeal.net, Inc.,”), a public company that trades on the OTC Bulletin Board.  At June 30, 2005 the fair market value was $1,801,875 and an unrealized gain of $1,753,825 was credited to accumulated other comprehensive income representing the difference between the cost and the stated market value as determined by the most recently traded price at the balance sheet date, which was $0.75 per share. A director and majority stockholder of the Company is also a Director, Secretary and Treasurer and majority shareholder of International Energy, Inc. (formerly eDeal.net, Inc.)

Properties: The Company's corporate offices, located at Suite 216, 1628 West 1st Avenue, Vancouver, British Columbia, Canada, are owned by a privately held corporation controlled by a Director and majority shareholder of the Company. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

Item 2. Management's Discussion and Analysis or Plan of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the six months ending June 30, 2005, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Overview

Entheos Technologies, Inc. (the Company), through its wholly-owned subsidiary Email Solutions, Inc., serves as an Application Service Provider providing reliable, real time, high volume outsourced email (www.expressemailsolutions.com) and search engine optimization services (www.appliedmediastrategies.com).

The Company is a Nevada corporation with an authorized capital of 200,000,000 shares of $0.00001 par value common stock, of which 96,625,122 shares are outstanding and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

Plan of Operation

The Company is currently seeking to augment its position in technology based services through the acquisition of and or joint venture with, other technology based ventures. Additionally, the Company is engaged in the development of search engine optimization, and search engine results-positioning and marketing services.

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

Liquidity and Capital Resources

As at June 30, 2005, the Company had a cash balance of $108,738. The Company has financed its operations primarily through cash on hand during the six month period ending June 30, 2005.

Net cash flows used in by operating activities was $19,548 for the six month period ending June 30, 2005, compared to net cash flows used of $83,118 for the same period in 2004, primarily due to a decreased net loss from operations. The Company believes it has sufficient cash to satisfy its cash requirements for the next twelve months.

Net cash flows used in investing activities was $0 for the six month period ending June 30, 2005, compared to $28,341 for same period during 2004, resulting from equipment purchases during the periods presented.

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

Related Party Transactions

Accounts Payable:  During the six months ended June 30, 2005 and June 30, 2004, the Company charged $0 and $0, respectively, to operations for management and consulting fees incurred for services rendered by Mr. Harmel S. Rayat, a Director and majority stockholder. As of June 30, 2005, the Company owed $23,812 for outstanding management fees to Mr. Harmel Rayat, which is included in accounts payable – related party.

Marketable Equity Securities:  Marketable equity securities at June 30, 2005, represents the fair market value of 2,402,500 shares of common stock of International Energy, Inc. (formerly “eDeal.net, Inc.,”), a public company that trades on the OTC Bulletin Board.  At June 30, 2005 the fair market value was $1,801,875 and an unrealized gain of $1,753,825 was credited to accumulated other comprehensive income representing the difference between the cost and the stated market value as determined by the most recently traded price at the balance sheet date, which was $0.75 per share. A director and majority stockholder of the Company is also a Director, Secretary and Treasurer and majority shareholder of International Energy, Inc. (formerly eDeal.net, Inc.)

Properties: The Company's corporate offices, located at Suite 216, 1628 West 1st Avenue, Vancouver, British Columbia, Canada, are owned by a privately held corporation controlled by a Director and majority shareholder of the Company. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

Off-Balance Sheet Items

The Company currently has no off-balance sheet items.

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

We have had limited revenues since inception, and zero revenues for the six months ended June 30, 2005 and June 30, 2004. We have not been profitable, experiencing an accumulated deficit of $3,699,462 through June 30, 2005. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

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

Continued Control by Management.

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of August 2, 2005, our officers and board members own 90% of the 96,625,122 outstanding common stock, excluding stock options. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

Liquidity of Shares in Market Place

As of August 2, 2005 one of our directors beneficially owns approximately 90% of the Company’s outstanding common stock, which could affect the liquidity of the company’s shares in the market.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

June 30, 2005:  Entheos Technologies, Inc., was advised by a former representative of Moore Stephens Ellis Foster Ltd. who is now associated with Ernst & Young, LLP., that Moore Stephens’ on May 5, 2005, merged with and into Ernst & Young LLP, effectively constituted their resignation as the Registrant’s independent accountant responsible for auditing its financial statements, and that effective as of such date, Moore Stephens would no longer act as our independent auditor.  Effective on May 5, 2005, Ernst & Young LLP, the successor firm to Moore Stephens, was engaged as the independent registered public accounting firm of the Registrant

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 17th day of August, 2005.

Entheos Technologies, Inc.

/s/ Stanley Wong

Stanley Wong

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Stanley Wong

Director , President,

August 17, 2005

Stanley Wong

Chief Executive Officer

/s/ Harmel S. Rayat

Director, Secretary, Treasurer

August 17, 2005

Harmel S. Rayat

Principal Financial Officer

/s/ Tim Luu

Director, Chief Technology

August 17, 2005

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

Date: August 17, 2005

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

Date:  August 17, 2005

By: /s/ Harmel Rayat

Harmel Rayat

Principal Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Entheos Technologies, Inc. (the “Company”) on the Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Stanley Wong, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

ENTHEOS TECHNOLOGIES, INC.

Date: August 17, 2005	By:	/s/ Stanley Wong
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

In connection with the Quarterly Report of Entheos Technologies, Inc. (the “Company”) on the Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Harmel Rayat, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

ENTHEOS TECHNOLOGIES, INC.

Date: August 17, 2005	By:	/s/ Harmel Rayat
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