Form 10QSB
period 2005-09-30
ENTHEOS TECHNOLOGIES INC
filed 2005-11-14
CIK 1016708

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2005

____        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

ENTHEOS TECHNOLOGIES, INC.

AND SUBSIDIARIES

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

Yes  X      No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date.  As of November 7, 2005, there were 96,625,122 shares of the Issuer’s Common Stock, $0.00001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

TABLE OF CONTENTS

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2005

INDEX

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

Interim Unaudited Consolidated Balance Sheets

3

Interim Unaudited Consolidated Statements of Operations

4

Interim Unaudited Consolidated Statement of Stockholders’ Equity

5

Interim Unaudited Consolidated Statements of Cash Flows

6

Notes to Interim Consolidated Audited Financial Statements

7

Item 2.  Management's Discussion and Analysis or Plan of Operation

10

Item 3.  Controls and Procedures

16

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS
September 30, 2005 and December 31, 2004
(Unaudited)
(Expressed in US Dollars)
(Basis of Presentation - Going Concern Uncertainties - Note 1)

	September 30, 2005	December 31, 2004

ASSETS
Current assets
Cash	$96,590	$128,286
Total current assets	96,590	128,286

Property and equipment, net (Note 4)	3,541	14,170

Marketable equity securities - related party (Note 5)	1,801,875	318,331

Total assets	$1,902,006	$460,787

LIABILITIES
Current
Accounts payable and accrued liabilities	$5,049	$4,048
Accounts payable - related parties (Note 5)	23,812	27,612

Total liabilities	28,861	31,660

STOCKHOLDERS' DEFICIENCY

Stockholders' Equity
Preferred stock:$0.0001 par value: Authorized: 10,000,000 shares
Issued and outstanding: nil	-	-
Common stock: $0.00001 par value; Authorized: 200,000,000 shares
Issued and outstanding: 96,625,122	966	966
Additional paid-in capital	3,838,116	3,838,116
Accumulated deficit	(3,719,762)	(3,680,236)
Accumulated other comprehensive income	1,753,825	270,281

Total stockholders' equity	1,873,145	429,127

Total liabilities and stockholders' equity	$1,902,006	$460,787

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended September 30, 2005 and 2004
(Unaudited)
(Expressed in US Dollars)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Revenue	$-	$ -	$-	$ -

Expenses
Management fees - related party (Note 5)	$ 6,000	$18,500	$ 6,000	$ 18,500
Salaries and wages	-	-	-	9,616
Depreciation	3,544	2,275	10,629	57,130
Other Operating Expenses	11,487	24,240	24,851	93,824

	21,031	45,015	41,480	179,070

Operating Loss	(21,031)	(45,015)	(41,480)	(179,070)

Other income
Interest income	731	343	1,954	1,095
	731	343	1,954	1,095

Net loss available to common shareholders	(20,300)	(44,672)	(39,526)	(177,975)

Loss per common share - basic and diluted (Note 3)	$(0.0002)	$ (0.0005)	$(0.0004)	$(0.0018)

Weighted average number of common shares
outstanding - basic and diluted	96,625,122	96,625,122	96,625,122	96,625,122

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
for the nine months ended September 30, 2005 and year ended December 30, 2004
(Unaudited)
(Expressed in US Dollars)

						Accumulated other	Total
	Common Stock		Additional	Accumulated	Comprehensive	comprehensive	Stockholder's
	Shares	Amount	paid-in capital	earnings (deficit)	income (loss)	income	Equity

Balance, December 31, 2003	96,625,122	$966	$3,838,116	$ (3,505,184)	$-	$144,118	$478,016

Components of comprehensive
income (loss)
- Unrealized gains on
marketable equity securities	-	-	-	-	126,163	126,163	126,163

Net loss	-	-	-	(175,052)	(175,052)	-	(175,052)

Total comprehensive (loss)

Balance, December 31, 2004	96,625,122	$ 966	$3,838,116	$ (3,680,236)	$ (48,889)	$ 270,281	$429,127

Components of comprehensive
income
- Unrealized gains on
marketable equity securities	-	-	-	-	1,483,544	1,483,544	1,483,544

Net loss	-	-	-	(39,526)	(39,526)	-	(39,526)

Total comprehensive income

Balance, September 30, 2005	96,625,122	$966	$3,838,116	$ (3,719,762)	$1,444,018	$1,753,825	$1,873,145

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2005 and 2004
(Unaudited)
(Expressed in US Dollars)

	Nine months ended September 30,
	2005	2004

Cash flows from (used in) operating activities
Net loss	$(39,526)	$(177,975)
Adjustments for items not involving cash:
Depreciation	10,629	57,129
Change in non-cash working capital item:
Decrease in accounts payable	(2,799)	(4,429)
Net cash flows used in operating activities	(31,696)	(125,275)

Cash flows used in investing activities
Purchase of property and equipment	-	(28,341)
Net cash flows used in investing activities	-	(28,341)

Cash flows from financing activities	-	-
Net cash flows from financing activities	-	-

Decrease in cash	(31,696)	(153,616)

Cash, beginning of period	128,286	292,191
Cash, end of period	$96,590	$138,575

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

(Expressed in US Dollars)

Note 1  - Basis of Presentation – Going Concern Uncertainties

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern.  The Company’s consolidated financial statements do not reflect any adjustments that may result from the outcome of this uncertainty. The Company expects to incur losses from its business operations and will require additional funding during 2005. The satisfaction of our cash hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

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

Note 2 – Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management of Entheos Technologies, Inc. and subsidiaries (the Company), include all normal adjustments considered necessary to present fairly the consolidated financial position as of September 30, 2005 and the consolidated results of operations for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company’s 2004 Annual Report on Form 10-KSB.

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

Note 3 – Earnings Per Share

Basic earnings or loss per common share is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable. All loss per share amounts in the financial statements are basic loss per share because the inclusion of stock options and warrants outstanding would be antidilutive. The computation of basic and diluted loss per share is as follows at September 30, 2005:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Numerator - net loss available to common stockholders	$(20,300)	$(44,672)	$(39,526)	$(177,975)

Denominator - weighted average number of common shares outstanding	96,625,122	96,625,122	96,625,122	96,625,122
Basic and diluted loss per common share	$ (0.0002)	$ (0.0005)	$ (0.0004)	$ (0.0018)

Note 4 – Property and Equipment

As of September 30, 2005, property and equipment consists of the following:

	September 30, 2005	December 31, 2004
Computer equipment	$547,663	$547,663
Computer software	70,890	70,890
Furniture and fixtures	11,614	11,614
Office equipment	186	186
Total	630,353	630,353
Less: Accumulated depreciation	(626,812)	(616,183)
Net book value	$3,541	$14,170

Depreciation expense for the three and nine months ended September 30, 2005 are $3,544 and $10,629 respectively.  For the three and nine months ended September 30, 2004, the depreciation expense was $2,275 and $57,130 respectively.

Note 5 – Related Party Transactions

Accounts Payable:  During the three-month and nine-month periods ended September 30, 2005, the Company charged $6,000 (2004: $18,500) and $6,000 (2004: $18,500), respectively, to operations for management and consulting fees incurred for services rendered by three directors. As of September 30, 2005, the Company owed $23,812 for outstanding management fees to a director, which is included in accounts payable – related party.

Marketable Equity Securities:  Marketable securities consist of 2,402,500 shares of common stock of International Energy, Inc., a public company that trades on the OTC Bulletin Board, with a quoted fair value of $1,801,875, amortized cost of $48,050, and gross unrealized gains of $1,753,825, which was credited to accumulated other comprehensive income representing the difference between the cost and the stated market value as determined by the most recently traded price at the balance sheet date. The Company and International Energy Inc. have a director in common.

Reconciliation of unrealized gains included in other comprehensive income for the nine months ended September 30, 2005:

	2005	2004
Beginning balance	$270,281	$-
Unrealized holding gains during the period	1,483,544	132,138
Ending balance	$1,753,825	$132,138

Properties: The Company's corporate office, located at Suite 216, 1628 West 1st Avenue, Vancouver, British Columbia, Canada, is owned by a privately held corporation controlled by a director and majority shareholder of the Company. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount involved is immaterial.

Item 2. Management's Discussion and Analysis or Plan of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this
Form 10-QSB for the nine months ending September 30, 2005, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Liquidity and Capital Resources

As at September 30, 2005, the Company had a cash balance of $96,590. The Company has financed its operations primarily through cash on hand during the nine month period ending September 30, 2005.

Net cash flows used in by operating activities was $31,696 for the nine month period ending September 30, 2005, compared to net cash flows used of $125,275 for the same period in 2004, primarily due to a decreased net loss from operations. The Company believes it has sufficient cash to satisfy its cash requirements for the next twelve months.

Net cash flows used in investing activities was $0 for the nine month period ending September 30, 2005, compared to $28,341 for same period during 2004, resulting from equipment purchases during the periods presented.

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

Related Party Transactions

Accounts Payable:  During the three-month and nine-month periods ended September 30, 2005, the Company charged $6,000 (2004: $18,500) and $6,000 (2004: $18,500), respectively, to operations for management and consulting fees incurred for services rendered by three directors. As of September 30, 2005, the Company owed $23,812 for outstanding management fees to a director, which is included in accounts payable – related party.

Marketable Equity Securities:  Marketable securities consist of 2,402,500 shares of common stock of International Energy, Inc., a public company that trades on the OTC Bulletin Board, with an estimated fair value of $1,801,875, amortized cost of $48,050, and gross unrealized gains of $1,753,825, which was credited to accumulated other comprehensive income representing the difference between the cost and the stated market value as determined by the most recently traded price at the balance sheet date. The Company and International Energy Inc. have a director in common.

Reconciliation of unrealized gains included in other comprehensive income for the nine months ended September 30, 2005:

	2005	2004
Beginning balance	$270,281	$-
Unrealized holding gains during the period	1,483,544	132,138
Ending balance	$1,753,825	$132,138

Properties: The Company's corporate office, located at Suite 216, 1628 West 1st Avenue, Vancouver, British Columbia, Canada, is owned by a privately held corporation controlled by a director and majority shareholder of the Company. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount involved is immaterial.

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

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”.  SFAS No. 154 replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  The adoption of SFAS No. 154 will not have any impact on the Company’s consolidated financial statements.

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

We have had limited revenues since inception, and revenues of $0 for the nine months ended
September 30, 2005 and September 30, 2004. We have not been profitable, experiencing an accumulated deficit of $3,719,762 through September 30, 2005. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

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

Continued Control by Management.

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of November 7, 2005, our officers and board members own 90% of the 96,625,122 outstanding common stock, excluding stock options. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

Liquidity of Shares in Market Place

As of November 7, 2005 one of our directors beneficially owns approximately 90% of the Company’s outstanding common stock, which could affect the liquidity of the company’s shares in the market.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 14th day of November, 2005.

Entheos Technologies, Inc.

/s/ Harmel S. Rayat

Harmel S. Rayat

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Harmel S. Rayat

Director,  President, CEO ,

November 14, 2005

Harmel S. Rayat

Secretary, Treasurer

Principal Financial Officer

/s/ Tim Luu

Director, Chief Technology

November 14, 2005

Tim Luu

Officer

Exhibit 31.1

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Harmel Rayat, certify that:

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

Date: November 14, 2005

By:

/s/ Harmel Rayat

Harmel S. Rayat

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

Date:  November 14, 2005

By: /s/ Harmel Rayat

Harmel Rayat

Principal Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Entheos Technologies, Inc. (the “Company”) on the Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Harmel Rayat, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

ENTHEOS TECHNOLOGIES, INC.

Date: November 14, 2005	By:	/s/ Harmel Rayat
Harmel Rayat President and Chief Executive Officer

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

In connection with the Quarterly Report of Entheos Technologies, Inc. (the “Company”) on the Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Harmel Rayat, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

ENTHEOS TECHNOLOGIES, INC.

Date: November 14, 2005	By:	/s/ Harmel Rayat
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