Form 10KSB
period 2005-12-31
ENTHEOS TECHNOLOGIES INC
filed 2006-04-13
CIK 1016708

FORM 10-KSB

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005.

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

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class

Common Stock, $.00001 par value per share

 Name of Each Exchange on Which Registered

OTC Bulletin Board

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.

Yes [  ] No [X]

Check whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [   ] No [X]

Revenues for its most current fiscal year:  None

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 2, 2006: $6,452,832.

Number of shares of Common Stock, $0.00001 par value, outstanding as of April 2, 2006: 96,625,122.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format:  Yes [   ] No [X]

TABLE OF CONTENTS

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

PART I

PAGE

Item 1.   Description of Business

4

Item 2.   Description of Property

8

Item 3.   Legal Proceedings

8

Item 4.   Submissions of Matters to a Vote of Security Holders

8

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

9

Item 6.    Management's Discussion and Analysis or Plan of Operations

9

Item 7.    Financial Statements

13

Item 8.    Changes In and Disagreements With Accountants on Accounting and

 Financial Disclosure

27

Item 8a.

Controls and Procedures

27

Item 8b.

Other information

27

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;

 Compliance with Section 16(a) of the Exchange Act

27

Item 10.

 Executive Compensation

29

Item 11.

 Security Ownership of Certain Beneficial Owners and Management

30

and Related Stockholder Matters

Item 12.  Certain Relationships and Related Transactions

31

Item 13.  Exhibits

31

Item 14.  Principal Accountant Fees and Services

32

 Signatures

33

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-KSB for the fiscal year ending December 31, 2005, and specifically in the items entitled "Management’s Discussion and Analysis or Plan of Operation", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

Employees

At December 31, 2005, the Company employed 2 part-time persons. To the best of the Company’s knowledge, none of the Company’s officers or directors is bound by restrictive covenants from prior employers. None of the Company’s employees are represented by labor unions or other collective bargaining groups. We consider relations with our employees to be good. We plan to retain and utilize the services of outside consultants as the need arises.

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

We have had limited revenues since inception, and revenues of $0 for the years ended December 31, 2005 and 2004. We have not been profitable, experiencing an accumulated deficit of $3,748,202 through December 31, 2005. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

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

Continued Control by Management.

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of April 2, 2006, our officers and board members own 90% of the 96,625,122 outstanding common stock, excluding stock options. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

Liquidity of Shares in Market Place

As of April 2, 2006, one of our directors beneficially owns approximately 90% of the Company’s outstanding common stock, which could affect the liquidity of the company’s shares in the market.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders in the fourth quarter of 2005. It is our intention to schedule a shareholder’s meeting to elect directors and transact any additional business in the second or third quarter of 2006.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "ETHT". The following table sets forth the high and low sale prices for the periods indicated:

High

Low

First Quarter 2004

$0.34

$0.34

Second Quarter 2004

$5.00

$0.34

Third Quarter 2004

$4.00

$0.25

Fourth Quarter 2004

$1.55

$0.19

First Quarter 2005

$1.60

$1.25

Second Quarter 2005

$1.60

$0.75

Third Quarter 2005

$1.25

$0.75

Fourth Quarter 2005

$0.75

$0.55

January 1, 2006 - March 31, 2006

$0.90

$0.55

As of March 31, 2006, there were approximately 306 stockholders of record of the Company's Common Stock.

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

(a)

(b)

(c)

____________________________________________________________________________________________________________

Equity compensation plans

approved by security holders

8,340,000

$0.01

110,970,000

Equity compensation plans not

approved by security holders

____________________________________________________________________________________________________________

Total

8,340,000

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

Results of Operations

Revenues:  The Company generated revenues of $0 for the years ended December 31, 2005 and December 31, 2004.

General and Administrative Expenses:  During 2005, the Company incurred $70,713 in general and administrative expenses, a decrease of 60% over 2004 expenses of $176,633.  The decrease is primarily attributable to reductions in management fees, operating expenses and depreciation expenses.

Interest Income:  Interest income was $2,747 and $1,581 for the years ended December 31, 2005, and 2004, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes:  As of December 31, 2005, the Company's accumulated deficit was $3,748,202, and as a result, there has been no provision for income taxes to date.

Net Loss:  For the year ended December 31, 2005, the Company recorded a net loss of $67,996, a decrease of 61%, compared to a net loss of $175,052 for the same period in 2004. The decrease is primarily attributable to reductions in management fees, operating expenses and depreciation expense.

Liquidity and Capital Resources

At December 31, 2005, the Company had a cash balance of $81,978, compared to a cash balance of $128,286 at December 31, 2004.

During 2005, the Company used $46,308 of net cash from operating activities, as compared to net cash flows used by operating activities of $135,564 in 2004, primarily due to decreases in management fees, operating expenses and depreciation expenses.

Net cash flows used in investing activities was $0 for 2005, compared to $28,341 for 2004, due to equipment purchases during the periods presented.

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

Related Party Transactions

Marketable Equity Securities

Marketable securities consist of 2,402,500 shares of common stock of International Energy, Inc., a public company that trades on the OTC Bulletin Board, with an estimated fair value of $1,489,550, amortized cost of $48,050, and gross unrealized gains of $1,441,500, which was credited to accumulated other comprehensive income representing the difference between the cost and the stated market value as determined by the most recently traded price at the balance sheet date. The Company and International Energy, Inc. have a director in common.

Management and Consulting Fees

During 2005, the Company charged $11,000 (2004: $23,900) to operations for management and consulting fees incurred for services rendered by directors, of which $3,600 (2004: $3,400) was to a director and a majority stockholder.

Accounts payable - related parties, as at December 31, 2005, consists of management and consulting fees incurred in previous years for services rendered by directors.

Rent Expenses

The Company's corporate office, located at Suite 216, 1628 West 1st Avenue, Vancouver, British Columbia, Canada, is owned by a privately held corporation controlled by a director and majority shareholder of the Company. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount involved is immaterial.

Going Concern

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern.  The Company’s consolidated financial statements do not reflect any adjustments that may result from the outcome of this uncertainty. The Company expects to incur losses from its business operations and will require additional funding during 2006. The satisfaction of our cash hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

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

ITEM 7.  FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

14

Report of Independent Registered Public Accounting Firm

15

Consolidated Balance Sheets as of December 31, 2005 and 2004

16

Consolidated Statements of Operations for years ended December 31, 2005 and 2004

17

Consolidated Statements of Changes in Stockholders’ Equity for the years ended
December 31, 2005 and 2004

18

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004

19

Notes to the Consolidated Financial Statements

20-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Entheos Technologies, Inc.

Vancouver, British Columbia

We have audited the accompanying consolidated balance sheet of Entheos Technologies, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entheos Technologies, Inc. and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has experienced recurring losses from operations since inception and has a substantial accumulated deficit.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peterson Sullivan PLLC

March 30, 2006

Seattle, Washington

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

Vancouver, Canada

“MOORE STEPHENS ELLIS FOSTER LTD.”

March 15, 2005

Chartered Accountants

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
(Expressed in US Dollars)

	2005	2004
ASSETS
Current assets
Cash	$ 81,978	$ 128,286
Total current assets	81,978	128,286

Equipment, net (Note 3)	-	14,170

Marketable equity securities - related party (Note 4)	1,489,550	318,331

Total assets	$ 1,571,528	$ 460,787

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 15,336	$ 4,048
Accounts payable - related parties (Note 4)	23,812	27,612

Total current liabilities	39,148	31,660

STOCKHOLDERS' EQUITY

Stockholders' Equity
Preferred stock:$0.0001 par value: Authorized: 10,000,000 shares
Issued and outstanding: nil	-	-
Common stock: $0.00001 par value; Authorized: 200,000,000 shares
Issued and outstanding: 96,625,122	966	966
Additional paid-in capital	3,838,116	3,838,116
Accumulated deficit	(3,748,202)	(3,680,236)
Accumulated other comprehensive income	1,441,500	270,281

Total stockholders' equity	1,532,380	429,127

Total liabilities and stockholders' equity	$ 1,571,528	$ 460,787

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2005 and 2004
(Expressed in US Dollars)

	2005	2004
Revenue	$ -	$ -

Expenses
Management fees - related party (Note 4)	11,350	23,900
Salaries and wages	-	2,882
Depreciation	14,170	42,959
Other Operating Expenses	45,193	106,892

	70,713	176,633

Operating Loss	(70,713)	(176,633)

Other income
Interest income	2,747	1,581
	2,747	1,581

Net loss available to common shareholders	$ (67,966)	$ (175,052)

Loss per common share - basic and diluted	(0.00)	(0.00)

Weighted average number of common shares
outstanding - basic and diluted	96,625,122	96,625,122

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
for the years ended December 31, 2005 and 2004
(Expressed in US Dollars)
	Common Stock					Accumulated other	Total
	Shares	Amount	Additional paid-in capital	Accumulated earnings (deficit)	Comprehensive income (loss)	comprehensive income	Stockholder's Equity

Balance, December 31, 2003	96,625,122	$ 966	$ 3,838,116	$ (3,505,184)	$ -	$ 144,118	$ 478,016

Components of comprehensive
income (loss)
- Unrealized gains on
marketable equity securities	-	-	-	-	126,163	126,163	126,163

- Loss, year ended December 31, 2004	-	-	-	(175,052)	(175,052)	-	(175,052)

Total comprehensive (loss)					(48,889)

Balance, December 31, 2004	96,625,122	966	3,838,116	(3,680,236)		270,281	429,127

Components of comprehensive
income
- Unrealized gains on
marketable equity securities	-	-	-	-	1,171,219	1,171,219	1,171,219

- Loss, year ended December 31, 2005	-	-	-	(67,966)	(67,966)	-	(67,966)

Total comprehensive income					$ 1,103,253

Balance, December 31, 2005	96,625,122	$ 966	$ 3,838,116	$ (3,748,202)		$ 1,441,500	$ 1,532,380

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2005 and 2004
(Expressed in US Dollars)

	2005	2004
Cash flows from operating activities
Net loss	$ (67,966)	$ (175,052)
Reconciliation of net loss to net cash flows from operating activities
Adjustments for items not involving cash:
Depreciation	14,170	42,959
Change in non-cash working capital item:
Increase (Decrease) in accrued payable - related parties	(3,800)	3,800
Increase (Decrease) in accounts payable	11,288	(7,271)
Net cash flows from operating activities	(46,308)	(135,564)

Cash flows from investing activities
Purchase of property and equipment	-	(28,341)
Net cash flows from investing activities	-	(28,341)

Cash flows from financing activities	-	-
Net cash flows from financing activities	-	-

Decrease in cash	(46,308)	(163,905)

Cash, beginning of year	128,286	292,191
Cash, end of year	$ 81,978	$ 128,286

Supplemental disclosure of cash flow information:
Interest paid in cash	-	-
Income tax paid in cash	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC.

& SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2005 and 2004

(Expressed in U.S. Dollars)

1. Organization and Nature of Operations

Entheos Technologies, Inc. (the Company) is a Nevada corporation with an authorized capital of 200,000,000 shares of $0.00001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock.  The preferred stock may be divided into series with preferences, limitations, and relative rights determined by the Board of Directors.

The Company, through its wholly-owned subsidiary Email Solutions, Inc., served as an Application Service Provider (“ASP”) providing reliable, real time, high volume outsourced email and search engine optimization services.  The Company is currently seeking to augment its position in technology based services through the acquisition of and or joint venture with, other technology based ventures. The Company has not generated any revenue in 2005 and 2004.

Effective on September 15, 2004, the Company completed a 6 for 1 forward split of the Company’s common stock, with the par value and total authorized shares remaining the same. The consolidated financial statements have been restated to reflect the forward stock split.

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern.  The Company’s consolidated financial statements do not reflect any adjustments that may result from the outcome of this uncertainty. The Company expects to incur losses from its business operations and will require additional funding during 2006. The satisfaction of our cash hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

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

(b) Principles of Consolidation

The consolidated financial statements include the accounts of Entheos Technologies, Inc. (a Nevada corporation) and its wholly-owned subsidiaries, Email Solutions, Inc. (a Nevada corporation) and Entheos Technologies, Corp (an Ontario, Canada corporation). There are no assets and liabilities in the wholly owned subsidiaries.

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

(d) Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company did not have any cash equivalents for the year ended December 31, 2005 and 2004.  The Company occasionally has cash deposits in excess of insured limits.

(e) Equipment and Depreciation

Equipment is stated at cost and is depreciated under the straight-line method over its estimated useful life. Repairs and maintenance are charged to operations as incurred.

(f) Marketable Equity Securities

The Company has adopted Statement of Financial Accounting Standards No. (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Marketable equity securities consist of Rule 144 restricted common stock and are stated at market value as determined by the most recently traded price at the balance sheet date.  All marketable equity securities in these financial statements are defined as available-for-sale securities under the provisions of SFAS 115, and are recorded at fair value, with the change in fair value (unrealized gains or losses) during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. Investments available for current operations are classified in the consolidated balance sheet as current assets; investments held for long-term purposes are classified as non-current assets.

(g) Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with the  guidance established in SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

(h) Accounting for Derivative Instruments and Hedging Activities

The Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities,  which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value.  If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction.  For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. This pronouncement does not have an impact on the Company’s consolidated financial statements.

(i) Intangible Assets

The Company adopted SFAS 142, Goodwill and Other Intangible Assets”, which requires that goodwill and intangible assets with an indefinite life are not amortized but rather tested at least annually for impairment.  Intangible assets with a definite life are required to be amortized over its useful life or its estimated useful life.

As at December 31, 2005, the Company did not have any goodwill or intangible assets.

(j) Advertising Costs

Advertising costs are expensed as incurred. The Company did not incur any advertising costs during the years ended December 31, 2005 and 2004.

(k) Income Taxes

The Company adopted SFAS 109, “Accounting for Income Taxes.”.  Under SFAS 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

(l) Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net loss and pro forma net loss per share would have been reflected as follows:

	2005	2004

Net income (loss):
As reported:	$ (67,966)	$ (175,052)
Stock-based employee compensation as
determined under the fair value based method	(27,500)	(30,000)
Pro-forma	$ (95,466)	$ (205,052)

Net income (loss) per share - basic and diluted:
As reported	$ (0.00)	$ (0.00)
Pro-forma	$ (0.00)	$ (0.00)

The fair valuees for these options were estimated at the date of grant using a Black-Scholes option pricing model.  For the periods presented in these consolidated financial statements, the following assumptions were used to value the 2003 options:

Expected life (years)	5
Interest rate	3.5%
Volatility	218%
Dividend yield	0.0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide a reliable measure of the fair value of its stock options.

(m) Loss Per Share

Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings/loss per share is computed by dividing net income applicable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS 128, “Earnings Per Share.” Convertible securities that could potentially dilute basic earnings or loss per share in the future, such as options and warrants, are not included in the computation of diluted earnings or loss per share because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

(n) Comprehensive Income (Loss)

The Company has adopted SFAS 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  The Company is disclosing this information on its Statement of Stockholders' Equity.  The Company’s comprehensive income (loss) consists of net earnings (loss) and unrealized gain (loss) on available-for-sale securities.

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

(p) Fair Value of Financial Instruments

The determination of fair value of financial instruments is made at a specific point in time, based on relevant information about financial markets and specific financial instruments.  As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair values.

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and accounts payable – related parties approximates their fair value because of the short-term nature of these instruments. The Company places its cash with high credit quality financial institutions.

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

(r) New Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment”.  SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed.  Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required.  SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  The adoption of FASB No. 123(R), will not have significant impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS 153, “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29.” The guidance in APB Opinion 29, “Accounting for Non-monetary Transactions,” is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged and provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis. This Statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance - that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of this Statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, applied prospectively. The adoption of SFAS 153 will not have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections”. SFAS 154 replaces APB 20 “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS 154 will not have any impact on the Company’s consolidated financial statements.

The EITF reached consensus on Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss.  The FASB  issued FSP EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue 03-1," "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued.  The adoption of this consensus or FSP is expected to have no impact on the Company's consolidated financial statements.

(s) Financial Statement Reclassifications

Certain amounts for the December 31, 2004 financial statements have been reclassified to conform to the December 31, 2005 financial statement presentation.

3. Equipment

	2005	2004

Computer equipment	$ 547,663	$ 547,663
Computer software	70,890	70,890
Furniture and fixtures	11,614	11,614
Office equipment	186	186
Total	630,353	630,353
Less: Accumulated depreciation	(630,353)	(616,183)
Net book value	$ -	$ 14,170

Depreciation expense charged to operations during 2005 was $14,170 (2004 – $42,959).

4. Related Party Transactions

(a) Marketable Equity Securities

Marketable securities consist of 2,402,500 shares of common stock of International Energy, Inc., a public company that trades on the OTC Bulletin Board, with an estimated fair value of $1,489,550, amortized cost of $48,050, and gross unrealized gains of $1,441,500, which was credited to accumulated other comprehensive income representing the difference between the cost and the stated market value as determined by the most recently traded price at the balance sheet date. The Company and International Energy, Inc. have a director in common.

(b) Management and Consulting Fees

During 2005, the Company charged $11,000 (2004: $23,900) to operations for management and consulting fees incurred for services rendered by directors, of which $3,600 (2004: $3,400) was to a director and a majority stockholder.

Accounts payable - related parties, as at December 31, 2005, consists of management and consulting fees incurred in previous years for services rendered by directors.

(c) Rent Expenses

The Company's corporate office, located at Suite 216, 1628 West 1st Avenue, Vancouver, British Columbia, Canada, is owned by a privately held corporation controlled by a director and majority shareholder of the Company. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount involved is immaterial.

5. Income Taxes

There is no current or deferred tax expense for any of the periods indicated, due to the Company’s loss position. The benefits of temporary differences have not been previously recorded. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a 100% valuation allowance against the deferred tax asset. The income tax effect, utilizing a 34% income tax rate, of temporary differences comprising the deferred tax assets and deferred tax liabilities is a result of the following at December 31:

	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$ 1,200,000	$ 1,177,000
Valuation allowance	(1,200,000)	(1,177,000)
Net deferred tax assets	$ -	$ -

The 2005 increase in the valuation allowance was $23,000 (2004:  $36,000).

The Company has available net operating loss carryforwards of approximately $3,531,000 for tax purposes to offset future taxable income which expires commencing 2011 through to the year 2025. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for each of the years during the period ended December 31 follows:

	2005	2004

Statutory federal income tax rate	-34%	-34%
Valuation allowance	34%	34%
	0%	0%

6. Stock Options

The Company did not grant any stock options in fiscal years 2005 and 2004.

Summary of employee stock option information for the years ended December 31, 2005 and 2004, is as follows:

		Weighted
		average
	Number of	exercise
	options	price

Options outstanding and exercisable at December 31, 2004	9,030,000	$ 0.01
Cancelled/Forfeited	(690,000)	$ 0.01
Options outstanding and exercisable at December 31, 2005	8,340,000	$ 0.01

The weighted average remaining life of the options is 7.12 years. Each option entitles the holder to acquire one share of common stock of the Company.

7. Warrants

There were no warrants issued, exercised or cancelled in 2005. As of December 31, 2005 or 2004, there were no outstanding  warrants.

ITEM 8: CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our certified public accountants with respect to accounting practices, procedures or financial disclosure.

ITEM 8a: CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons associated with us to disclose material information otherwise required to be set forth in our periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date that management, including the Chief Executive Officer and the Chief Financial Officer, completed their evaluation.

ITEM 8b: OTHER INFORMATION

None.

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is certain information regarding each of the directors and officers of the Company:

TIMOTHY N. LUU (Age 41):  Chief Technology Officer, Director.  Mr. Luu brings nearly two decades of professional experience in technology development and management.  Mr. Luu earned his Bachelor of Science degree in Electrical Engineering at the University of Manitoba (Winnipeg) in 1987. From June 1996 to December

1998, Mr. Timothy Luu joined Reid Crowther, a global infrastructure engineering and project management firm established in 1906, as an Information Systems engineer.  While continuing to provide technical consulting services to Reid Crowther, in June 1998, Mr. Luu launched Applied Technology Professionals Ltd. (ATP), and assumed the role of President and Managing Director of the firm.   Today, ATP boasts special expertise in ecommerce and web based application development.  Mr. Luu joined the Company as Director and Chief Technology Officer on February 7, 2005.

HARMEL S. RAYAT (Age 44). Director, President, CEO, Secretary, Treasurer. Mr. Rayat has been in the venture capital industry since 1981. Between January 1993 and April 2001, Mr. Rayat served as the president of Hartford Capital Corporation, a company that provides financial consulting services to emerging growth corporations. From April 2001 through January 2002,  Mr.  Rayat acted as an independent consultant advising  small  corporations. Since January 2002, Mr. Rayat has been president of Montgomery Asset Management Corporation, a privately held firm providing financial consulting services to emerging growth corporations. Mr. Rayat is also a Director of PhytoMedical Technologies, Inc, International Energy, Inc. and HepaLife Technologies, Inc. Mr. Rayat has served as a Director of the Company since March 18, 1996.

Mr. Harmel S. Rayat, EquityAlert.com, Inc., Innotech Corporation and Mr. Bhupinder S. Mann, a former part-time employee of ours (collectively the “respondents”), consented to a cease-and-desist order pursuant to Section 8A of the Securities Act of 1933. The matter related to the public resale by EquityAlert of securities received as compensation from or on behalf of issuers for whom EquityAlert and Innotech provided  public relation and stock advertising services; Mr. Rayat was the president of Innotech and Equity Alert was the wholly-owned subsidiary of Innotech at the time.

The U.S. Securities & Exchange Commission contended and alleged that Equity Alert had received the securities from persons controlling or controlled by the issuer of the securities, or under direct or indirect common control with such issuer with a view toward further distribution to the public; as a result, the U.S. Securities & Exchange Commission further alleged that the securities that Equity Alert had received  were restricted securities, not exempt from registration, and hence could not be resold to the public within a year of their receipt absent registration; and, accordingly,  the U.S. Securities & Exchange Commission further alleged, since Equity Alert effected the resale within a year of its acquisition of the securities, without registration, such resale violated Sections 5(a) and 5(c) of the Securities Act.

Without admitting or denying any of the findings and/or allegations of the U.S. Securities & Exchange Commission the respondents agreed, on October 23, 2003 to cease and desist, among other things, from committing or causing any violations and any future violations of Section 5(a) and 5(c) of the Securities Act of 1933.  EquityAlert.com, Inc. and Innotech Corporation agreed to pay disgorgement and prejudgment interest of $31,555.14.

On August 8, 2000, Mr. Harmel S. Rayat and EquityAlert.com, Inc., without admitting or denying the allegations of the U.S. Securities & Exchange Commission that EquityAlert did not disclose certain compensation received by it in connection with stock advertisements and promotions, consented to the entry of a permanent injunction enjoining them from, among other things, violating Section 17(b) of the Securities Act of 1933; in addition, each of Mr. Rayat and EquityAlert agreed to pay a civil penalty of $20,000.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("the Commission"). Directors, officers and greater than 10 percent beneficial owners are required by applicable regulations to furnish the Company with copies of all forms they file with the Commission pursuant to Section 16(a). Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that during fiscal 2005, the Section 16(a) filing requirements applicable to its directors and executive officers were satisfied.

ITEM 10:  EXECUTIVE COMPENSATION

Remuneration and Executive Compensation

The following table shows, for the three-year period ended December 31, 2005, the cash compensation paid by the Company, as well as certain other compensation paid for such year, to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers. Except as set forth on the following table, no executive officer of the Company had a total annual salary and bonus for 2005 that exceeded $100,000.

Summary Compensation Table

   Securities

   Underlying

Name and

   Options

All Other

Principal Position

Year

Salary

Bonus        Other

   Granted

Compensation

Harmel S. Rayat (1)

2005

$0

$0

$3,600

     0

$0

President, CEO,

2004

$0

$0

$3,400

     0

$0

Treasurer, Secretary

2003

$144,000

$0

$0

6,000,000

$0

and Director

Tim Luu

2005

$0

$0

$3,150

     0

$0

Chief Technology Officer

2004

$0

$0

$0

     0

$0

and Director

2003

$0

$0

$0

     0

$0

Stanley D. Wong (2)

2005

$0

$0

$4,250

     0

$0

Former CEO, President,

2004

$0

$0

$4,600

     0

$0

Director

2003

$0

$0

$3,600

 30,000

$0

Terri DuMoulin (3)

2005

$0

$0

$350

     0

$0

Former Secretary,

2004

$0

$0

$15,900

     0

$0

Treasurer, Director

2003

$0

$0

$3,100

 90,000

$0

(1) During 2003, the Company charged $150,700 (2002 - $187,333) to operations for management and consulting fees incurred for services rendered by directors, of which $144,000 was to a director and a major shareholder.  At December 31, 2003, $23,812 (2002 - $0) was included in accounts payable.

(2) Mr. Stanley Wong, ceased to be the President, CEO and Director on November 11, 2005 due to his untimely death.

(3)  Ms. Terri DuMoulin resigned as Secretary/Treasurer on January 21, 2005.

Stock Option Grants in Last Fiscal Year

Shown below is further information regarding employee stock options awarded during 2005 to the named officers and directors:

Number of

% of Total

Securities

Options Granted

Underlying

to Employees

   Exercise

   Expiration

Name

Options

in 2005

   Price ($/sh)

   Date

Harmel Rayat

0

0

n/a

n/a

Tim Luu

0

0

n/a

n/a

Stanley Wong (1)

0

0

n/a

n/a

Terri DuMoulin (2)

0

0

n/a

n/a

(1) Mr. Stanley Wong, ceased to be the President, CEO and Director on November 11, 2005 due to his untimely death.

(2)  Ms. Terri DuMoulin resigned as Secretary/Treasurer on January 21, 2005.

Aggregated Option Exercises During Last Fiscal Year and Year End Option Values

The following table shows certain information about unexercised options at year-end with respect to the named officers and directors:

Common Shares Underlying Unexercised    Value of Unexercised In-the-money

Options on December 31, 2005

          Options on December 31, 2005

Name

Exercisable

Unexercisable

          Exercisable

           Unexercisable

Harmel Rayat

6,000,000

0

          $3,600,000

$0

Tim Luu

0

0

          $0

$0

Stanley Wong (1)

0

0

          $0

$0

Terri DuMoulin (2)

90,000

0

          $54,000

       $0

(1) Mr. Stanley Wong, ceased to be the President, CEO and Director on November 11, 2005 due to his untimely death.

(2)  Ms. Terri DuMoulin resigned as Secretary/Treasurer on January 21, 2005.

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

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 2, 2006, the beneficial ownership of the Company's Common Stock by each director and executive officer of the Company and each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and the executive officers and directors of the Company as a group.

Number of Shares

Person or Group

of Common Stock

Percent

Harmel S. Rayat (1)

86,697,688

89.7%

216-1628 West First Avenue

Vancouver, B.C. V6J 1G1 Canada

Harmel S. Rayat (2)

6,000,000

6.2%

216-1628 West First Avenue

Vancouver, B.C. V6J 1G1 Canada

Timothy Luu

0

0.0%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Directors and Executive Officers

92,697,688

95.9%

as a group (2 persons)

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

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Marketable Equity Securities

Marketable securities consist of 2,402,500 shares of common stock of International Energy, Inc., a public company that trades on the OTC Bulletin Board, with an estimated fair value of $1,489,550, amortized cost of $48,050, and gross unrealized gains of $1,441,500, which was credited to accumulated other comprehensive income representing the difference between the cost and the stated market value as determined by the most recently traded price at the balance sheet date. The Company and International Energy, Inc. have a director in common.

Management and Consulting Fees

During 2005, the Company charged $11,000 (2004: $23,900) to operations for management and consulting fees incurred for services rendered by directors, of which $3,600 (2004: $3,400) was to a director and a majority stockholder.

Accounts payable - related parties, as at December 31, 2005, consists of management and consulting fees incurred in previous years for services rendered by directors.

Rent Expenses

The Company's corporate office, located at Suite 216, 1628 West 1st Avenue, Vancouver, British Columbia, Canada, is owned by a privately held corporation controlled by a director and majority shareholder of the Company. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount involved is immaterial.

ITEM 13:  EXHIBITS

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

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  During the Company’s fourth fiscal quarter, there were no reports filed on Form 8-K

November 14, 2005:  The Company regretfully reports the death of its President, Chief Executive Officer and Director, Mr. Stanley Wong, on November 11, 2005. Mr. Wong served as our President and CEO since February 10, 2003. Our Board of Directors has appointed Mr. Harmel S. Rayat, a current Director, Secretary, Treasurer and Principal Financial Officer to the additional position of President and Chief Executive Officer, effective November 14, 2005.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Ernst & Young, LLP served as the Company's independent accountants from May 5, 2005 until their dismissal in March 2006.  The firm of Peterson Sullivan, PLLC currently serves as the Company’s independent accountants.  The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders.  The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Audit Fees:  The aggregate  fees,  including  expenses,  billed by the Company's principal accountant in connection with the audit of our consolidated  financial statements  for the most recent  fiscal year and for the review of our financial information  included in our Annual  Report on Form  10-KSB and our  quarterly reports on Form  10-QSB  during the fiscal  years  ending  December  31, 2005 and December 31, 2004 were $14,306 and $8,817 respectively.

Tax  fees:  The aggregate fees billed to the Company for tax compliance, tax advice and tax  planning by the Company’s principal accountant for fiscal 2005 and 2004 were $0.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year 2005 and 2004 were $0.

The Company does not currently have an audit committee.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 5th day of April, 2006.

Entheos Technologies, Inc.

/s/ Harmel S. Rayat

Harmel S. Rayat

President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Harmel S. Rayat

Director , President,

April 5, 2006

Harmel S. Rayat

Chief Executive Officer

Secretary/Treasurer,

Principal Financial Officer

/s/ Tim Luu

Director, Chief Technology

 April 5, 2006

Tim Luu

Officer

33