Form 10QSB
period 2006-03-31
ENTHEOS TECHNOLOGIES INC
filed 2006-05-15
CIK 1016708

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2006

____        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _____

000-30156

(Commission File Number)

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date.  As of May 10, 2006, there were 96,625,122 shares of the Issuer’s Common Stock, $0.00001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

TABLE OF CONTENTS

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-QSB, QUARTER ENDED MARCH 31, 2006

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

9

Item 3.  Controls and Procedures

14

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 3. Defaults Upon Senior Securities

15

Item 4. Submission of Matters to a Vote of Security Holders

15

Item 5. Other Information

15

Item 6. Exhibits and Reports on Form 8-K

15

Signatures

16

ITEM 1.   Financial Statements

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS
March 31, 2006 and December 31, 2005
(Expressed in US Dollars)
(Basis of Presentation - Going Concern Uncertainties - Note 1)

	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash	$61,804	$81,978
Total current assets	61,804	81,978

Marketable equity securities - related party (Note 4)	2,402,500	1,489,550

Total assets	$2,464,304	$1,571,528

LIABILITIES
Current
Accounts payable and accrued liabilities	$4,862	$15,336
Accounts payable - related parties (Note 4)	23,812	23,812

Total liabilities	28,674	39,148

STOCKHOLDERS' EQUITY

Stockholders' Equity
Preferred stock:$0.0001 par value: Authorized: 10,000,000 shares
Issued and outstanding: nil	-	-
Common stock: $0.00001 par value; Authorized: 200,000,000 shares
Issued and outstanding: 96,625,122	966	966
Additional paid-in capital	3,838,116	3,838,116
Accumulated deficit	(3,757,902)	(3,748,202)
Accumulated other comprehensive income	2,354,450	1,441,500

Total stockholders' equity	2,435,630	1,532,380

Total liabilities and stockholders' equity	$2,464,304	$1,571,528

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2006 and 2005
(Unaudited)
(Expressed in US Dollars)

	Three months ended March 31,
	2006	2005

Revenue	$-	$-

Expenses
Depreciation	-	283
Other Operating Expenses	10,429	6,019

	10,429	6,302

Operating Loss	(10,429)	(6,302)

Other income
Interest income	729	564
	729	564

Net loss to common shareholders	$(9,700)	$(5,738)

Loss per common share - basic and diluted	$(0.000)	$(0.000)

Weighted average number of common shares
outstanding - basic and diluted	96,625,122	96,625,122

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
for the three months ended March 31, 2006 and year ended December 31, 2005
(Unaudited)
(Expressed in US Dollars)

						Accumulated other	Total
	Common Stock		Additional	Accumulated	Comprehensive	comprehensive	Stockholder's
	Shares	Amount	paid-in capital	deficit	income (loss)	income	Equity

Balance, December 31, 2004	96,625,122	$966	$3,838,116	$(3,680,236)	$-	$270,281	$429,127

Components of comprehensive
income
- Unrealized gains on
marketable equity securities	-	-	-	-	1,171,219	1,171,219	1,171,219

- Loss, year ended December 31, 2005	-	-	-	(67,966)	(67,966)	-	(67,966)

Total comprehensive income					$1,103,253

Balance, December 31, 2005	96,625,122	$ 966	$3,838,116	$(3,748,202)		$1,441,500	$1,532,380

Components of comprehensive
income
- Unrealized gains on
marketable equity securities	-	-	-	-	912,950	912,950	912,950

- Loss, three months ended March 31, 2006	-	-	-	(9,700)	(9,700)	-	(9,700)

Total comprehensive income					$903,250

Balance, March 31, 2006	96,625,122	$966	$3,838,116	$ (3,757,902)		$2,354,450	$2,435,630
(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2006 and 2005
(Unaudited)
(Expressed in US Dollars)

	Three months ended March 31,
	2006	2005

Cash flows from (used in) operating activities
Net loss	$(9,700)	$ (5,738)
Adjustments for items not involving cash:
Depreciation	-	283
Change in non-cash working capital item:
Decrease in accounts payable	(10,474)	(7,607)
Net cash flows used in operating activities	(20,174)	(13,062)

Cash flows from in investing activities
Net cash flows used in investing activities	-	-

Cash flows from financing activities	-	-
Net cash flows from financing activities	-	-

Decrease in cash	(20,174)	(13,062)

Cash, beginning of period	81,978	128,286
Cash, end of period	$61,804	$115,224

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

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

Note 2 – Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management of Entheos Technologies, Inc. and subsidiaries (the Company), include all normal adjustments considered necessary to present fairly the consolidated financial position as of March 31, 2006 and the consolidated results of operations for the three months ended March 31, 2006 and 2005 and cash flows for the three months ended March 31, 2006 and 2005. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company’s 2005 Annual Report on Form 10-KSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with United States generally accepted accounting principles have been condensed or omitted.  It is suggested that the accompanying unaudited interim consolidated financial statements be read in conjunction with the annual financial statements and notes thereto incorporated by reference in the Company’s 2005 Annual Report on Form 10-KSB.

There have been no pronouncements issued that are not yet effective that would have a material effect on these financial statements.

Note 3 – Earnings Per Share

Basic earnings or loss per common share is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable. All loss per share amounts in the financial statements are basic loss per share because the inclusion of stock options and warrants outstanding would be antidilutive. The computation of basic and diluted loss per share is as follows at March 31, 2006:

	Three months ended
	March 31,
	2006	2005

Numerator - net loss available to common
stockholders	$(9,700)	$(5,738)

Denominator - weighted average
number of common shares outstanding	96,625,122	96,625,122

Basic and diluted loss per common share	$(0.000)	$(0.000)

Note 4 – Related Party Transactions

Accounts Payable:  As of March 31, 2006, the Company owed $23,812 for outstanding management fees to a director, which is included in accounts payable – related parties.

Marketable Equity Securities:  Marketable securities consist of 2,402,500 shares of common stock of International Energy, Inc., a public company that trades on the OTC Bulletin Board, with an estimated fair value of $2,402,500, amortized cost of $48,050, and gross unrealized gains of $2,354,450, which was credited to accumulated other comprehensive income representing the difference between the cost and the stated market value as determined by the most recently traded price at the balance sheet date. The Company and International Energy Inc. have a director in common.

Reconciliation of unrealized gains included in other comprehensive income for the three months ended March 31, 2006:

	Three months ended	Year ended
	March 31, 2006	December 31, 2005

Balance, beginning of period	$1,489,550	$318,331
Unrealized holding gains during the period	912,950	1,171,219
Balance, end of period	$2,402,500	$1,489,550

Properties: The Company's corporate office, located at Suite 216, 1628 West 1st Avenue, Vancouver, British Columbia, Canada, is owned by a privately held corporation controlled by a director and majority shareholder of the Company. As of March 31, 2006, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount involved is immaterial.

Note 5 – Subsequent Events

As of May 10, 2006, the marketable securities consisting of 2,402,500 shares of common stock of International Energy, Inc., has an estimated fair value of $1,225,275, a decrease of $1,177,225 due to a decrease in the stock price of International Energy, Inc. since March 31, 2006.  The Company does not believe this decrease in marketable securities will affect the Company’s current operations.

Item 2. Management's Discussion and Analysis or Plan of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this
Form 10-QSB for the three months ending March 31, 2006, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Liquidity and Capital Resources

As at March 31, 2006, the Company had a cash balance of $61,804. The Company has financed its operations primarily through cash on hand during the three month period ending March 31, 2006.

Net cash flows used in by operating activities was $20,174 for the three month period ending March 31, 2006, compared to net cash flows used of $13,062 for the same period in 2005, primarily due to a increase net loss from operations and a decrease in accounts payable. The Company believes it has sufficient cash to satisfy its cash requirements for the next twelve months.

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

Related Party Transactions

Accounts Payable:  As of March 31, 2006, the Company owed $23,812 for outstanding management fees to a director, which is included in accounts payable – related party.

Marketable Equity Securities:  Marketable securities consist of 2,402,500 shares of common stock of International Energy, Inc., a public company that trades on the OTC Bulletin Board, with an estimated fair value of $2,402,500, amortized cost of $48,050, and gross unrealized gains of $2,354,450, which was credited to accumulated other comprehensive income representing the difference between the cost and the stated market value as determined by the most recently traded price at the balance sheet date. The Company and International Energy Inc. have a director in common.

Reconciliation of unrealized gains included in other comprehensive income for the three months ended March 31, 2006:

	Three months ended	Year ended
	March 31, 2006	December 31, 2005

Balance, beginning of period	$1,489,550	$318,331
Unrealized holding gains during the period	912,950	1,171,219
Balance, end of period	$2,402,500	$1,489,550

Properties: The Company's corporate office, located at Suite 216, 1628 West 1st Avenue, Vancouver, British Columbia, Canada, is owned by a privately held corporation controlled by a director and majority shareholder of the Company. As of March 31, 2006, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount involved is immaterial.

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

We have had limited revenues since inception, and revenues of $0 for the three months ended March 31, 2006 and March 31, 2005. We have not been profitable, experiencing an accumulated deficit of $3,757,902 through March 31, 2006. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

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

Continued Control by Management.

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of May 10, 2006, our officers and board members own 90% of the 96,625,122 outstanding common stock, excluding stock options. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

Liquidity of Shares in Market Place

As of May 10, 2006 one of our directors beneficially owns approximately 90% of the Company’s outstanding common stock, which could affect the liquidity of the company’s shares in the market.

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

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date that management, including the Chief Executive Officer and the Chief Financial Officer, completed their evaluation

PART II – Other Information

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entheos Technologies, Inc.

(Registrant)

Date

Signature

Title

May 10, 2006

/s/ Harmel S. Rayat

Director,  President, CEO ,

Harmel S. Rayat

Secretary, Treasurer

Principal Financial Officer

16