Form 10QSB
period 2006-06-30
ENTHEOS TECHNOLOGIES INC
filed 2006-08-14
CIK 1016708

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2006

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

Yes ☐ No ☒

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date.  As of July 20, 2006, there were 96,625,122 shares of the Issuer’s Common Stock, $0.00001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

TABLE OF CONTENTS

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-QSB, QUARTER ENDED JUNE 30, 2006

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

16

Signatures

17

ITEM 1.   Financial Statements

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEET
June 30, 2006
(Unaudited)
(Expressed in US Dollars)
(Basis of Presentation - Going Concern Uncertainties - Note 1)

June 30, 2006

ASSETS
Current assets
Cash	$35,904
Total current assets	35,904

Marketable equity securities - related party (Note 4)	840,875

Total assets	$876,779

LIABILITIES
Current
Accounts payable and accrued liabilities	$7,000
Accounts payable - related parties (Note 4)	23,812

Total current liabilities	30,812

STOCKHOLDERS' EQUITY

Stockholders' Equity
Preferred stock:$0.0001 par value: Authorized: 10,000,000 shares
Issued and outstanding: nil	-
Common stock: $0.00001 par value; Authorized: 200,000,000 shares
Issued and outstanding: 96,625,122	966
Additional paid-in capital	3,838,116
Accumulated deficit	(3,785,940)
Accumulated other comprehensive income	792,825

Total stockholders' equity	845,967

Total liabilities and stockholders' equity	$876,779

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended June 30, 2006 and 2005
(Unaudited)
(Expressed in US Dollars)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Revenue	$-	$-	$-	$-

Expenses
Management fees - related party (Note 4)	4,000	-	4,000	-
Depreciation	-	3,543	-	7,085
Other Operating Expenses	24,616	7,345	35,045	13,364

	28,616	10,888	39,045	20,449

Operating Loss	(28,616)	(10,888)	(39,045)	(20,449)

Other income
Interest income	578	659	1,307	1,223
	578	659	1,307	1,223

Net loss available to common shareholders	$(28,038)	$(10,229)	$(37,738)	$(19,226)

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	96,625,122	96,625,122	96,625,122	96,625,122

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
for the six months ended June 30, 2006 and year ended December 31, 2005
(Unaudited)
(Expressed in US Dollars)

						Accumulated other	Total
	Common Stock		Additional	Accumulated	Comprehensive	comprehensive	Stockholder's
	Shares	Amount	paid-in capital	deficit	income (loss)	income	Equity

Balance, December 31, 2004	96,625,122	$966	$3,838,116	$ (3,680,236)	$-	$270,281	$429,127

Components of comprehensive
income
- Unrealized gains on
marketable equity securities	-	-	-	-	1,171,219	1,171,219	1,171,219

- Loss, year ended December 31, 2005	-	-	-	(67,966)	(67,966)	-	(67,966)

Total comprehensive income					$1,103,253

Balance, December 31, 2005	96,625,122	$ 966	$3,838,116	$ (3,748,202)		$1,441,500	$1,532,380

Components of comprehensive income
- Unrealized loss on
marketable equity securities	-	-	-	-	(648,675)	(648,675)	(648,675)

- Loss, six months ended June 30, 2006	-	-	-	(37,738)	(37,738)	-	(37,738)

Total comprehensive loss					$ (686,413)

Balance, June 30, 2006	96,625,122	$ 966	$3,838,116	$ (3,785,940)		$792,825	$845,967

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2006 and 2005
(Unaudited)
(Expressed in US Dollars)

	Six months ended June 30,
	2006	2005

Cash flows from (used in) operating activities
Net loss	$ (37,738)	$ (19,226)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	7,085
Change in non-cash working capital item:
Decrease in accounts payable	(8,336)	(7,407)
Net cash used in operating activities	(46,074)	(19,548)

Decrease in cash	(46,074)	(19,548)

Cash, beginning of period	81,978	128,286
Cash, end of period	$35,904	$ 108,738

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

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

Note 2 – Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management of Entheos Technologies, Inc. and subsidiaries (the Company), include all adjustments (which were normal, recurring in nature) considered necessary to present fairly the consolidated financial position as of June 30, 2006 and the consolidated results of operations for the three and six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company’s 2005 Annual Report on Form 10-KSB.

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

Note 3 – Earnings Per Share

Basic earnings or loss per common share is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable. All loss per share amounts in the financial statements are basic loss per share because the inclusion of stock options and warrants outstanding would be antidilutive. The computation of basic and diluted loss per share is as follows at June 30, 2006:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Numerator - net loss available to common
stockholders	$ (28,038)	$ (10,229)	$ (37,738)	$ (19,226)

Denominator - weighted average
number of common shares outstanding	96,625,122	96,625,122	96,625,122	96,625,122

Basic and diluted loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Note 4 – Related Party Transactions

Management fees:  During the three-month and six-month periods ended June 30, 2006, the Company paid $4,000 (2005: $nil) and $4,000 (2005: $nil) in management fees to two directors, respectively.

Accounts Payable:  As of June 30, 2006, the Company owed $23,812 for outstanding management fees to a director, which is included in accounts payable - related parties.

Marketable Equity Securities:  Marketable securities consist of 2,402,500 shares of common stock of International Energy, Inc., a public company that trades on the OTC Bulletin Board, with an estimated fair value of $840,875, amortized cost of $48,050, and gross unrealized gains of $792,825, which was credited to accumulated other comprehensive income representing the difference between the cost and the stated market value as determined by the most recently traded price at the balance sheet date. A director and majority stockholder of the Company is also a Director, President, Chief Executive Officer, Secretary and Treasurer and majority shareholder of International Energy, Inc. (formerly eDeal.net, Inc.).

Reconciliation of unrealized gains included in other comprehensive income for the six months ended June 30, 2006:

	Six months ended	Year ended
	June 30, 2006	December 31, 2005

Balance, beginning of period	$1,489,550	$318,331
Unrealized holding gains (loss) during the period	(648,675)	1,171,219
Balance, end of period	$840,875	$1,489,550

The Company does not believe this decrease in marketable securities will affect the Company’s current operation.

Rent: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. The Company pays a monthly rent of C$700 effective from April 1, 2006. The Company paid rent of $1,889 (2005: $nil) and $1,889 (2005: $nil) for the three-month and six-month periods ended June 30, 2006, respectively.

Mr. Harmel S. Rayat is also an officer, director and majority stockholder of each of International Energy, Inc., PhytoMedical Technologies, Inc. and HepaLife Technologies, Inc.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Item 2. Management's Discussion and Analysis or Plan of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three and six months ending June 30, 2006, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Liquidity and Capital Resources

As at June 30, 2006, the Company had a cash balance of $35,904. The Company has financed its operations primarily through cash on hand during the six month period ending June 30, 2006.

Net cash flows used in by operating activities was $46,074 for the six month period ending June 30, 2006, compared to net cash flows used of $19,548 for the same period in 2005, primarily due to an increase in net loss from operations and a decrease in accounts payable. The Company believes it has sufficient cash to satisfy its cash requirements for the next twelve months.

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

Related Party Transactions

Management fees:  During the three-month and six-month periods ended June 30, 2006, the Company paid $4,000 (2005: $nil) and $4,000 (2005: $nil) in management fees to two directors, respectively.

Accounts Payable:  As of June 30, 2006, the Company owed $23,812 for outstanding management fees to a director, which is included in accounts payable - related parties.

Marketable Equity Securities:  Marketable securities consist of 2,402,500 shares of common stock of International Energy, Inc., a public company that trades on the OTC Bulletin Board, with an estimated fair value of $840,875, amortized cost of $48,050, and gross unrealized gains of $792,825, which was credited to accumulated other comprehensive income representing the difference between the cost and the stated market value as determined by the most recently traded price at the balance sheet date. A director and majority stockholder of the Company is also a Director, Secretary and Treasurer and majority shareholder of International Energy, Inc. (formerly eDeal.net, Inc.).

Reconciliation of unrealized gains included in other comprehensive income for the six months ended June 30, 2006:

	Six months ended	Year ended
	June 30, 2006	December 31, 2005

Balance, beginning of period	$1,489,550	$318,331
Unrealized holding gains (loss) during the period	(648,675)	1,171,219
Balance, end of period	$840,875	$1,489,550

The Company does not believe this decrease in marketable securities will affect the Company’s current operations.

Rent: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. The Company pays a monthly rent of C$700 effective from April 1, 2006. The Company paid rent of $1,889 (2005: $nil) and $1,889 (2005: $nil) for the three-month and six-month periods ended June 30, 2006, respectively.

Mr. Harmel S. Rayat is also an officer, director and majority stockholder of each of International Energy, Inc., PhytoMedical Technologies, Inc. and HepaLife Technologies, Inc.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

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

We have had limited revenues since inception, and revenues of $0 for the six months ended June 30, 2006 and June 30, 2005. We have not been profitable, experiencing an accumulated deficit of $3,785,940 through June 30, 2006. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

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

Continued Control by Management.

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of July 20, 2006, our officers and board members own 90% of the 96,625,122 outstanding common stock, excluding stock options. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

Liquidity of Shares in Market Place

As of July 20, 2006 one of our directors beneficially owns approximately 90% of the Company’s outstanding common stock, which could affect the liquidity of the company’s shares in the market.

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

August 3, 2006

/s/ Harmel S. Rayat

Director,  President, CEO ,

Harmel S. Rayat

Secretary, Treasurer

Principal Financial Officer

17