Form 10QSB
period 2006-09-30
ENTHEOS TECHNOLOGIES INC
filed 2006-11-14
CIK 1016708

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2006

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

Yes ☐ No ☒

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date.  As of October 25, 2006, there were 96,625,122 shares of the Issuer’s Common Stock, $0.00001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

TABLE OF CONTENTS

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2006

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
September 30, 2006
(Expressed in US Dollars)
(Basis of Presentation - Going Concern Uncertainties - Note 1)

September 30, 2006
(Unaudited)

ASSETS
Current assets
Cash	$24,939
Total current assets	24,939

Marketable equity securities - related party (Note 4)	1,201,250

Total assets	$1,226,189

LIABILITIES
Current
Accounts payable and accrued liabilities	$13,801
Accounts payable - related parties (Note 4)	23,812

Total liabilities	37,613

STOCKHOLDERS' EQUITY

Stockholders' Equity
Preferred stock:$0.0001 par value: Authorized: 10,000,000 shares
Issued and outstanding: nil	-
Common stock: $0.00001 par value; Authorized: 200,000,000 shares
Issued and outstanding: 96,625,122	966
Additional paid-in capital	3,838,116
Accumulated deficit	(3,803,706)
Accumulated other comprehensive income	1,153,200

Total stockholders' equity	1,188,576

Total liabilities and stockholders' equity	$1,226,189

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended September 30, 2006 and 2005
(Unaudited)
(Expressed in US Dollars)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Revenue	$-	$-	$-	$-

Expenses
Management fees - related party (Note 4)	-	6,000	4,000	6,000
Depreciation	-	3,544	-	10,629
Other Operating Expenses	18,118	11,487	53,163	24,851

	18,118	21,031	57,163	41,480

Operating Loss	(18,118)	(21,031)	(57,163)	(41,480)

Other income
Interest income	352	731	1,659	1,954
	352	731	1,659	1,954

Net loss available to common shareholders	$(17,766)	$(20,300)	$(55,504)	$(39,526)

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	96,625,122	96,625,122	96,625,122	96,625,122

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
for the nine months ended September 30, 2006 and year ended December 31, 2005
(Unaudited)
(Expressed in US Dollars)

						Accumulated other	Total
	Common Stock		Additional	Accumulated	Comprehensive	comprehensive	Stockholder's
	Shares	Amount	paid-in capital	earnings (deficit)	income (loss)	income	Equity

Balance, December 31, 2004	96,625,122	$966	$3,838,116	$(3,680,236)	$-	$270,281	$429,127

Components of comprehensive
income
- Unrealized gain on
marketable equity securities	-	-	-	-	1,171,219	1,171,219	1,171,219

- Loss, year ended December 31, 2005	-	-	-	(67,966)	(67,966)	-	(67,966)

Total comprehensive income					$1,103,253

Balance, December 31, 2005	96,625,122	$966	$3,838,116	$(3,748,202)		$1,441,500	$1,532,380

Components of comprehensive
income
- Unrealized loss on
marketable equity securities	-	-	-	-	(288,300)	(288,300)	(288,300)

- Loss, nine months ended September 30, 2006	-	-	-	(55,504)	(55,504)	-	(55,504)

Total comprehensive loss					$(343,804)

Balance, September 30, 2006	96,625,122	$966	$3,838,116	$ (3,803,706)		$1,153,200	$1,188,576

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2006 and 2005
(Unaudited)
(Expressed in US Dollars)

	Nine months ended September 30,
	2006	2005

Cash flows from (used in) operating activities
Net loss	$(55,504)	$(39,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	10,629
Change in non-cash working capital item:
Decrease in accounts payable	(1,535)	(2,799)
Net cash flows used in operating activities	(57,039)	(31,696)

Decrease in cash	(57,039)	(31,696)

Cash, beginning of period	81,978	128,286
Cash, end of period	$24,939	$96,590

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

(Expressed in US Dollars)

Note 1  - Basis of Presentation - Going Concern Uncertainties

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern. The Company’s consolidated financial statements do not reflect any adjustments that may result from the outcome of this uncertainty. The Company expects to incur losses from its business operations and will require additional funding during 2006 and 2007. The future of the Company hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

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

Note 2 – Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management of Entheos Technologies, Inc. and subsidiaries (the Company), include all adjustments (which were normal, recurring in nature) considered necessary to present fairly the consolidated financial position as of September 30, 2006 and the consolidated results of operations for the three and nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company’s 2005 Annual Report on Form 10-KSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with United States generally accepted accounting principles have been condensed or omitted.  It is suggested that the accompanying unaudited interim consolidated financial statements be read in conjunction with the annual financial statements and notes thereto in the Company’s 2005 Annual Report on Form 10-KSB.

There have been no pronouncements issued that are not yet effective that would have a material effect on these financial statements.

Note 3 – Earnings Per Share

Basic earnings or loss per common share is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable. All loss per share amounts in the financial statements are basic loss per share because the inclusion of stock options and warrants outstanding would be antidilutive. The computation of basic and diluted loss per share is as follows at September 30, 2006:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Numerator - net loss available to common
stockholders	$(17,766)	$(20,300)	$(55,504)	$(39,526)

Denominator - weighted average
number of common shares outstanding	96,625,122	96,625,122	96,625,122	96,625,122

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Note 4 – Related Party Transactions

Management fees:  During the three-month and nine-month periods ended September 30, 2006, the Company paid $nil (2005: $6,000) and $4,000 (2005: $6,000) in management fees to four directors, respectively.

Accounts Payable:  As of September 30, 2006, the Company owed $23,812 for outstanding management fees to a director, which is included in accounts payable - related parties.

Marketable Equity Securities:  Marketable securities consist of 2,402,500 shares of common stock of International Energy, Inc., a public company that trades on the OTC Bulletin Board, with an estimated fair value of $1,201,250, amortized cost of $48,050, and gross unrealized gains of $1,153,200, which was credited to accumulated other comprehensive income representing the difference between the cost and the stated market value as determined by the most recently traded price at the balance sheet date. A director and majority stockholder of the Company is also a Director, President, Chief Executive Officer, Secretary and Treasurer and majority shareholder of International Energy, Inc. (formerly eDeal.net, Inc.).

The marketable securities experienced unrealized losses included in other comprehensive income for the nine months ended September 30, 2006 of $288,300.

The Company does not believe this decrease in marketable securities will affect the Company’s current operation.

On September 22, 2006 the Company’s Board of Directors approved the execution and delivery, subject to shareholder approval, of a stock acquisition agreement pursuant to which Mr.  Harmel S. Rayat proposes to acquire 2,402,500 shares of the common stock of International Energy, Inc. at a price of $0.035 per share or $84,087 in the aggregate.   Mr. Rayat is an officer, director and controlling stockholder of each of the Company and International Energy, Inc.

The Board of Director’s decision to approve the above stock acquisition agreement and the consummation of the sale of the International Energy, Inc. shares was based on the Board of Directors’ assessment of various factors including, the Company’s financial needs over the next 12 to 24 months.

Consummation of the purchase and sale of the International Energy, Inc. shares is subject to, among other things, to the approval of a majority of the shares represented and voting at the Company’s annual meeting, exclusive of the shares owned directly or beneficially and voted by Mr. Rayat at the meeting.

Rent: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. The Company pays a monthly rent of C$700 effective from April 1, 2006. The Company paid rent of $1,885 (2005: $nil) and $3,773 (2005: $nil) for the three-month and nine-month periods ended September 30, 2006, respectively.

Mr. Harmel S. Rayat is also an officer, director and shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., Octillion Corp. and HepaLife Technologies, Inc.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Note 5 - Commitment

The Company has signed a stock purchase agreement with a director and major shareholder of the Company,
Mr. Harmel S. Rayat, for the selling of 2,402,500 shares of the common stock of International Energy, Inc. (Note 4) at $0.035 per share. The transaction is subject to approval by the shareholders at the Company’s next Annual General Meeting. Consummation of the purchase and sale of the International Energy, Inc. shares is subject to, among other things, the approval of a majority of the shares represented and voting at the Company’s annual meeting, exclusive of the shares owned directly or beneficially and voted by Mr. Rayat at the meeting.

Item 2. Management's Discussion and Analysis or Plan of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three and nine months ending September 30, 2006, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Liquidity and Capital Resources

As at September 30, 2006, the Company had a cash balance of $24,939. The Company has financed its operations primarily through cash on hand during the nine month period ending September 30, 2006.

Net cash flows used in by operating activities was $57,039 for the nine month period ending September 30, 2006, compared to net cash flows used of $31,696 for the same period in 2005, primarily due to an increase in net loss from operations and a decrease in accounts payable. The Company believes it has sufficient cash to satisfy its cash requirements for the next twelve months.

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

Related Party Transactions

Management fees:  During the three-month and nine-month periods ended September 30, 2006, the Company paid $nil (2005: $6,000) and $4,000 (2005: $6,000) in management fees to four directors, respectively.

Accounts Payable:  As of September 30, 2006, the Company owed $23,812 for outstanding management fees to a director, which is included in accounts payable - related parties.

Marketable Equity Securities:  Marketable securities consist of 2,402,500 shares of common stock of International Energy, Inc., a public company that trades on the OTC Bulletin Board, with an estimated fair value of $1,201,250, amortized cost of $48,050, and gross unrealized gains of $1,153,200, which was credited to accumulated other comprehensive income representing the difference between the cost and the stated market value as determined by the most recently traded price at the balance sheet date. A director and majority stockholder of the Company is also a Director, President, Chief Executive Officer, Secretary and Treasurer and majority shareholder of International Energy, Inc. (formerly eDeal.net, Inc.).

The marketable securities experienced unrealized losses included in other comprehensive income for the nine months ended September 30, 2006 of $288,300.

The Company does not believe this decrease in marketable securities will affect the Company’s current operation.

On September 22, 2006 the Company’s Board of Directors approved the execution and delivery, subject to shareholder approval, of a stock acquisition agreement pursuant to which Mr.  Harmel S. Rayat proposes to acquire 2,402,500 shares of the common stock of International Energy, Inc. at a price of $0.035 per share or $84,087 in the aggregate.   Mr. Rayat is an officer, director and controlling stockholder of each of the Company and International Energy, Inc.

The Board of Director’s decision to approve the above stock acquisition agreement and the consummation of the sale of the International Energy, Inc. shares was based on the Board of Directors’ assessment of various factors including, the Company’s financial needs over the next 12 to 24 months.

Consummation of the purchase and sale of the International Energy, Inc. shares is subject to, among other things, to the approval of a majority of the shares represented and voting at the Company’s annual meeting, exclusive of the shares owned directly or beneficially and voted by Mr. Rayat at the meeting.

Rent: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. The Company pays a monthly rent of C$700 effective from April 1, 2006. The Company paid rent of $1,885 (2005: $nil) and $3,773 (2005: $nil) for the three-month and nine-month periods ended September 30, 2006, respectively.

Mr. Harmel S. Rayat is also an officer, director and shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., Octillion Corp. and HepaLife Technologies, Inc.

Off-Balance Sheet Items

The Company currently has no off-balance sheet items.

Critical Accounting Policies

Our discussion and analysis or plan of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to income taxes and contingencies.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

We have had limited revenues since inception, and revenues of $0 for the nine months ended September 30, 2006 and September 30, 2005. We have not been profitable, experiencing an accumulated deficit of $3,803,706 through
September 30, 2006. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

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

Continued Control by Management.

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of October 25, 2006, our officers and board members own 90% of the 96,625,122 outstanding common stock, excluding stock options. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

Liquidity of Shares in Market Place

As of October 25, 2006, one of our directors beneficially owns approximately 90% of the Company’s outstanding common stock, which could affect the liquidity of the company’s shares in the market.

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

(Registrant)

Date

Signature

Title

October 25, 2006

/s/ Harmel S. Rayat

Director,  President, CEO ,

Harmel S. Rayat

Principal Financial Officer

October 25, 2006

/s/ Tim Luu

Director, Secretary, Treasurer,

Tim Luu

Chief Technology Officer

18