Form 10KSB
period 2006-12-31
ENTHEOS TECHNOLOGIES INC
filed 2007-04-02
CIK 1016708

FORM 10-KSB

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006.

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

Title of Each Class:

Common Stock, $.00001 par value per share

 Name of Each Exchange on Which Registered:

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 22, 2007: $7,941,947.

Number of shares of Common Stock, $0.00001 par value, outstanding as of March 22, 2007: 96,625,122.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format:  Yes [   ] No [X]

TABLE OF CONTENTS

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

PART I

PAGE

Item 1.   Description of Business

4

Item 2.   Description of Property

8

Item 3.   Legal Proceedings

8

Item 4.   Submissions of Matters to a Vote of Security Holders

8

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

9

Item 6.    Management's Discussion and Analysis or Plan of Operations

9

Item 7.    Financial Statements

12

Item 8.    Changes In and Disagreements With Accountants on Accounting and

 Financial Disclosure

25

Item 8a.

Controls and Procedures

25

Item 8b.

Other information

25

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;

 Compliance with Section 16(a) of the Exchange Act

25

Item 10.

 Executive Compensation

27

Item 11.

 Security Ownership of Certain Beneficial Owners and Management

28

and Related Stockholder Matters

Item 12.  Certain Relationships and Related Transactions

28

Item 13.  Exhibits

29

Item 14.  Principal Accountant Fees and Services

29

 Signatures

31

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-KSB for the fiscal year ending December 31, 2006, and specifically in the items entitled "Management’s Discussion and Analysis or Plan of Operation", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

The Company is currently seeking to augment its position in technology based services through the acquisition of and/or joint venture with, other technology based ventures. Additionally, the Company is engaged in the development of search engine optimization, and search engine results-positioning and marketing services.

The Company is a Nevada corporation with an authorized capital of 200,000,000 shares of $0.00001 par value common stock, of which 96,625,122 shares are outstanding and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

Employees

At December 31, 2006, the Company employed 2 part-time persons. To the best of the Company’s knowledge, none of the Company’s officers or directors is bound by restrictive covenants from prior employers. None of the Company’s employees are represented by labor unions or other collective bargaining groups. We consider relations with our employees to be good. We plan to retain and utilize the services of outside consultants as the need arises.

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

We have had limited revenues since inception, and revenues of $0 for the years ended December 31, 2006 and 2005. We have not been profitable, experiencing an accumulated deficit of $3,793,206 through December 31, 2006. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

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

Continued Control by Management.

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of March 22, 2007, our officers and board members own 90% of the 96,625,122 outstanding common stock, excluding stock options. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

Liquidity of Shares in Market Place

As of March 22, 2007, one of our directors beneficially owns approximately 90% of the Company’s outstanding common stock, excluding stock options, which could affect the liquidity of the company’s shares in the market.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's corporate offices, located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1, are owned by a privately held corporation controlled by a Director and majority shareholder of the Company. At present, the Company pays a monthly rent of C$700 effective from April 1, 2006.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not party to any current legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of security holders held on December 27, 2006, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, the following matters were voted upon by stock holders:

1.

The election of 2 directors to serve until the next annual meeting.

2.

Ratification of Peterson Sullivan P.L.L.C. as the independent auditors for the year ending December 31, 2006.

3.

Approval of the sale of 2,402,500 shares of International Energy, Inc. common stock owned by the Company to Mr. Harmel S. Rayat, our president, director and controlling stockholder.

It is our intention to schedule a shareholder’s meeting to elect directors, appoint auditors and transact any additional business in the second or third quarter of 2007.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "ETHT". The following table sets forth the high and low sale prices for the periods indicated:

High

Low

First Quarter 2005

$1.60

$1.25

Second Quarter 2005

$1.60

$0.75

Third Quarter 2005

$1.25

$0.75

Fourth Quarter 2005

$0.75

$0.55

First Quarter 2006

$0.90

$0.55

Second Quarter 2006

$0.65

$0.44

Third Quarter 2006

$0.44

$0.39

Fourth Quarter 2006

$1.01

$0.41

January 1, 2007 - March 22, 2007

$1.20

$0.60

As of March 22, 2007, there were approximately 309 stockholders of record of the Company's Common Stock.

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

(a)

(b)

(c)

____________________________________________________________________________________________________________

Equity compensation plans

approved by security holders

7,230,000

$0.01

110,970,000

Equity compensation plans not

approved by security holders

____________________________________________________________________________________________________________

Total

7,230,000

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

Results of Operations

Revenues:  The Company generated revenues of $0 for the years ended December 31, 2006 and December 31, 2005.

General and Administrative Expenses:  During 2006, the Company incurred $82,904 in general and administrative expenses, an increase of 17% over 2005 expenses of $70,713.  The increase is primarily attributable to increases in audit and legal expenses.

Interest Income:  Interest income was $1,862 and $2,747 for the years ended December 31, 2006, and 2005, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes:  As of December 31, 2006, the Company's accumulated deficit was $3,793,206, and as a result, there has been no provision for income taxes to date.

Net Loss:  For the year ended December 31, 2006, the Company recorded a net loss of $45,004, a decrease of 34%, compared to a net loss of $67,996 for the same period in 2005. The decrease is primarily as a result of the gain on sale of marketable equity securities.

Liquidity and Capital Resources

At December 31, 2006, the Company had a cash balance of $178, compared to a cash balance of $81,978 at December 31, 2005.

During 2006, the Company used $81,800 of net cash from operating activities, as compared to net cash flows used by operating activities of $46,308 in 2005, primarily due to the receivable related to the gain on the sale of the marketable securities.

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

Related Party Transactions

Management fees:  During the year ended December 31, 2006, the Company paid $7,800 (2005: $11,350) in management fees to directors.

Accounts Payable:  As of December 31, 2006, the Company owed $23,812 for outstanding management fees to a director, which is included in accounts payable - related parties.

Receivable: Marketable securities were sold to to Mr.  Harmel S. Rayat, a director and major shareholder of the Company in exchange for a receivable of $84,088.

Marketable Equity Securities:  The Company disposed 2,402,500 shares of common stock of International Energy, Inc., a public company that trades on the OTC Bulletin Board, to Mr.  Harmel S. Rayat, a director and major shareholder of the Company for gross proceeds of $84,088, which is recorded as a receivable on the balance sheet. The transaction resulted in a gain on disposal of securities of $36,038, which was recorded under other income in the statement of operation. The receivable was collected on January 7, 2007.  Mr. Rayat is an officer, director and controlling stockholder of the Company and International Energy, Inc.

Rent: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. The Company pays a monthly rent of C$700 effective from April 1, 2006. The Company paid rent of $5,631 (2005: $nil) for the year ended December 31, 2006.

Mr. Harmel S. Rayat is also an officer, director and majority shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., Octillion Corp. and HepaLife Technologies, Inc.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Going Concern

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern.  The Company’s consolidated financial statements do not reflect any adjustments that may result from the outcome of this uncertainty. The Company expects to incur losses from its business operations and will require additional funding during 2007. The satisfaction of our cash hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

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

ITEM 7.  FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

13

Consolidated Balance Sheets as of December 31, 2006 and 2005

14

Consolidated Statements of Operations for years ended December 31, 2006 and 2005

15

Consolidated Statements of Changes in Stockholders’ Equity for the years ended
December 31, 2006 and 2005

16

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005

17

Notes to the Consolidated Financial Statements

18-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Entheos Technologies, Inc.

Vancouver, British Columbia

We have audited the accompanying consolidated balance sheets of Entheos Technologies, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entheos Technologies, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN PLLC

March 27, 2007

Seattle, Washington

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(Expressed in US Dollars)

	2006	2005

ASSETS
Current assets
Cash	$178	$81,978
Total current assets	178	81,978

Receivable - related party (Note 3)	84,088	-

Marketable equity securities - related party (Note 3)	-	1,489,550

Total assets	$84,266	$1,571,528

LIABILITIES
Current
Accounts payable and accrued liabilities	$14,578	$15,336
Accounts payable - related parties (Note 3)	23,812	23,812

Total liabilities	38,390	39,148

STOCKHOLDERS' EQUITY

Stockholders' Equity
Preferred stock:$0.0001 par value: Authorized: 10,000,000 shares
Issued and outstanding: nil	-	-
Common stock: $0.00001 par value; Authorized: 200,000,000 shares
Issued and outstanding: 96,625,122	966	966
Additional paid-in capital	3,838,116	3,838,116
Accumulated deficit	(3,793,206)	(3,748,202)
Accumulated other comprehensive income	-	1,441,500

Total stockholders' equity	45,876	1,532,380

Total liabilities and stockholders' equity	$84,266	$1,571,528

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2006 and 2005
(Expressed in US Dollars)

	2006	2005

Revenue	$-	$-

Expenses
Management fees - related party (Note 3)	7,800	11,350
Depreciation	-	14,170
Interest, bank charges and foreign exchange loss	1,062	593
Professional fees - accounting and legal	47,684	27,914
Rent	5,631	-
Other Operating Expenses	20,727	16,686

	82,904	70,713

Operating Loss	(82,904)	(70,713)

Other income
Gain on sale of marketable equity securities	36,038	-
Interest income	1,862	2,747
	37,900	2,747

Net loss available to common shareholders	$(45,004)	$(67,966)

Loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	96,625,122	96,625,122

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
for the years ended December 31, 2006 and 2005
(Expressed in US Dollars)

						Accumulated other	Total
	Common Stock		Additional	Accumulated	Comprehensive	comprehensive	Stockholder's
	Shares	Amount	paid-in capital	earnings (deficit)	income (loss)	income	Equity

Balance, December 31, 2004	96,625,122	$966	$3,838,116	$(3,680,236)	$-	$270,281	$429,127

Components of comprehensive
income
- Unrealized gain on
marketable equity securities	-	-	-	-	1,171,219	1,171,219	1,171,219

- Loss, year ended December 31, 2005	-	-	-	(67,966)	(67,966)	-	(67,966)

Total comprehensive income					$1,103,253

Balance, December 31, 2005	96,625,122	$966	$3,838,116	$(3,748,202)		$1,441,500	$1,532,380

Components of comprehensive
income
- Net unrealized loss on
marketable equity securities	-	-	-	-	(1,405,462)	(1,405,462)	(1,405,462)
- Net gain transferred					(36,038)	(36,038)	(36,038)
- Loss, year ended December 31, 2006	-	-	-	(45,004)	(45,004)	-	(45,004)

Total comprehensive loss					$(1,486,504)

Balance, December 31, 2006	96,625,122	$966	$3,838,116	$(3,793,206)		$-	$45,876

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2006 and 2005
(Expressed in US Dollars)

	2006	2005

Cash flows from operating activities

Reconciliation of net loss to net cash used in operating activities
Net loss	$(45,004)	$(67,966)
Adjustments for items not involving cash:
Depreciation	-	14,170
Gain on sale of marketable equity securities	(36,038)	-
Change in non-cash working capital item:
Increase (Decrease) in accounts payable - related parties	-	(3,800)
Increase (Decrease) in accounts payable	(758)	11,288
Net cash used in operating activities	(81,800)	(46,308)

Decrease in cash	(81,800)	(46,308)

Cash, beginning of year	81,978	128,286
Cash, end of year	$178	$81,978

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-

Non-Cash Investing and Financing Activity
Marketable securities were sold in exchange for a receivable to a related party of $84,088 (Note 3)
(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

(Expressed in US Dollars)

1. Organization and Nature of Operations

Entheos Technologies, Inc. (the Company) is a Nevada corporation with an authorized capital of 200,000,000 shares of $0.00001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock.  The preferred stock may be divided into series with preferences, limitations, and relative rights determined by the Board of Directors.

The Company, through its wholly-owned subsidiary Email Solutions, Inc., serves as an Application Service Provider providing reliable, real time, high volume outsourced email and search engine optimization services. The Company is currently seeking to augment its position in technology based services through the acquisition of and or joint venture with, other technology based ventures. The Company has not generated any revenue in 2006 and 2005.

Effective on September 15, 2004, the Company completed a 6 for 1 forward split of the Company’s common stock, with the par value and total authorized shares remaining the same. The consolidated financial statements have been restated to reflect the forward stock split.

The Company has incurred net operating losses since inception. The Company faces different types of  risks, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern. The Company’s consolidated financial statements do not reflect any adjustments that may result from the outcome of this uncertainty. The Company expects to incur losses from its business operations and will require additional funding during 2007. The future of the Company hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current plan will be able to meet its on-going costs and expenses through the sale of its marketable securities (Note 3) for the next 12 months. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

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

(d) Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company did not have any cash equivalents for the year ended December 31, 2006 and 2005.  The Company occasionally has cash deposits in excess of insured limits.

(e) Equipment and Depreciation

Equipment consists of computers and other equipment and is stated at cost and is depreciated under the straight-line method over its estimated useful life. Repairs and maintenance are charged to operations as incurred. Depreciation expense charged to operations during 2006 was $nil (2005: $14,170) as the equipment were fully depreciated as of December 31, 2005.  Total cost and accumulated depreciation were $630,353 at December 31, 2006 and 2005.

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

(g) Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with the guidance established in SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

 (h) Advertising Costs

Advertising costs are expensed as incurred. The Company did not incur any advertising costs during the years ended December 31, 2006 and 2005.

(i) Income Taxes

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

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes”, effective for the Company beginning on January 1, 2007. FIN 48 clarifies the recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on disclosure and other matters. Currently, the Company does not expect this guidance to have a material impact on its financial statements.

(j) Stock-Based Compensation

As of January 1, 2006, the Company adopted SFAS No. 123(R) “Share-Based Payment” using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company's valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, "Accounting for Stock Based Compensation", as amended by SFAS No. 148, "Accounting for Stock Based Compensation Transition and Disclosure".

The Company will amortize stock compensation cost ratably over the requisite service period.

Prior to January 1, 2006, the Company accounted for stock compensation plans under the recognition and measurement provisions of APB 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) SFAS 123, “Accounting for Stock-Based Compensation”. No stock-based employee compensation cost was recognized for stock option awards for periods prior to January 1, 2006, as all options granted under those plans had an exercise price equal to or more than the market value of the underlying common stock on the date of grant.

Consistent with the disclosure provisions of SFAS 148, “Accounting for Stock Based Compensation Transition and Disclosure”, the Company’s net loss and basic and diluted net loss per share for the year ended December 31, 2005, would have been adjusted to the pro forma amounts indicated below:

2005

Net income (loss):
As reported:	$(67,966)
Stock-based employee compensation as
determined under the fair value based method	(27,500)
Pro-forma	$(95,466)

Net income (loss) per share - basic and diluted:
As reported	$(0.00)
Pro-forma	$(0.00)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. For the periods presented in these consolidated financial statements, the following assumptions were used to value the options:

Expected life (years)	5
Interest rate	3.50%
Volatility	218%
Dividend yield	0.0%

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

(k) Loss Per Share

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

(l) Comprehensive Income (Loss)

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

(m) Foreign Currency Translation

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

(n) Fair Value of Financial Instruments

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

The carrying value of cash and cash equivalents, related party accounts receivable, accounts payable and accrued liabilities, and related party accounts payable approximates their fair value because of the short-term nature of these instruments. The Company places its cash with high credit quality financial institutions.

The Company operates outside of the United States of America and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the U.S. dollar.

(o) Related Party Transactions

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

(p) New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes”, (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for financial statements as of December 15, 2006.  The adoption of FIN 48 is expected to have no impact on the Company's financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying FAS 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FAS 158 is effective for financial statements as of December 31, 2006. The adoption of FAS No. 158 is expected to have no impact on the Company's financial statements.

3. Related Party Transactions

Management fees:  During the year ended December 31, 2006, the Company paid $7,800 (2005: $11,350) in management fees to directors.

Accounts Payable:  As of December 31, 2006, the Company owed $23,812 for outstanding management fees to a director, which is included in accounts payable - related parties.

Receivable: Marketable securities were sold to to Mr.  Harmel S. Rayat, a director and major shareholder of the Company in exchange for a receivable of $84,088.

Marketable Equity Securities:  The Company disposed 2,402,500 shares of common stock of International Energy, Inc., a public company that trades on the OTC Bulletin Board, to Mr.  Harmel S. Rayat, a director and major shareholder of the Company for gross proceeds of $84,088, which is recorded as a receivable on the balance sheet. The transaction resulted in a gain on disposal of securities of $36,038, which was recorded under other income in the statement of operation. The receivable was collected on January 7, 2007.  Mr. Rayat is an officer, director and controlling stockholder of the Company and International Energy, Inc.

Rent: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. The Company pays a monthly rent of C$700 effective from April 1, 2006. The Company paid rent of $5,631 (2005: $nil) for the year ended December 31, 2006.

Mr. Harmel S. Rayat is also an officer, director and majority shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., Octillion Corp. and HepaLife Technologies, Inc.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

4. Stock Options

The Company did not grant any stock options in fiscal years 2006 and 2005.

Summary of employee stock option information for the years ended December 31, 2006 and 2005, is as follows:

		Weighted
		average
	Number of	exercise
	options	price

Options outstanding and exercisable at December 31, 2004	9,030,000	$0.01
Options cancelled	(690,000)	0.01
Options outstanding and exercisable at December 31, 2005	8,340,000	0.01
Options cancelled	(1,110,000)	0.01
Options outstanding and exercisable at December 31, 2006	7,230,000	0.01

The intrinsic value of the outstanding and vested 7,230,000 stock options is $5,711,700 and weighted average remaining life of the options is 6.12 years. Each option entitles the holder to acquire one share of common stock of the Company.  No stock option compensation cost was recognized in the financial statements for 2006 and 2005.

5. Warrants

There were no warrants issued, exercised or cancelled in 2006 and 2005. As of December 31, 2006 or 2005, there were no outstanding warrants.

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

	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$1,206,000	$1,200,000
Valuation allowance	(1,206,000)	(1,200,000)
Net deferred tax assets	$-	$-

The 2006 increase in the valuation allowance was $6,000 (2005:  $23,000).

The Company has available net operating loss carryforwards of approximately $3,548,000 for tax purposes to offset future taxable income which expires commencing 2011 through to the year 2026. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for each of the years during the period ended December 31 follows:

	2006	2005

Statutory federal income tax rate	-34%	-34%
Valuation allowance	34%	34%
	0%	0%

7. Commitments

Rent – The Company has a rental commitment of $8,400 in 2007.

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

ITEM 8b: OTHER INFORMATION

None.

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is certain information regarding each of the directors and officers of the Company:

TIMOTHY N. LUU (Age 42):  Secretary, Treasurer, Chief Technology Officer, Director.  Mr. Luu brings nearly two decades of professional experience in technology development and management.  Mr. Luu earned his Bachelor of Science degree in Electrical Engineering at the University of Manitoba (Winnipeg) in 1987. From June 1996 to December 1998, Mr. Timothy Luu joined Reid Crowther, a global infrastructure engineering and project management firm established in 1906, as an Information Systems engineer.  While continuing to provide technical consulting services to Reid Crowther, in June 1998, Mr. Luu launched Applied Technology Professionals Ltd. (ATP), and assumed the role of President and Managing Director of the firm.   Today, ATP boasts special expertise in ecommerce and web based application development.  Mr. Luu joined the Company as Director and Chief Technology Officer on February 7, 2005.

HARMEL S. RAYAT (Age 45). President, Chief Executive Officer, Chief Financial Officer, Director. From April 2001 through January 2002, Mr. Rayat acted as an independent consultant advising small corporations and since January 2002, he has been president of Montgomery Asset Management Corporation, a privately held firm providing financial consulting services to emerging growth corporations. Mr. Rayat has served, and continues to serve, as a director, executive officer and majority shareholder of a number of publicly traded and privately held corporations, including, Hepalife Technologies, Inc., PhytoMedical Technologies, Inc., Octillion Corp. and International  Energy, Inc.  Mr. Rayat has served as a Director of the Company since March 18, 1996.

Except as set forth below, none of the corporations or organizations with whom our directors are affiliated with is a parent, subsidiary or other affiliate of ours. Mr. Rayat is an officer, director and majority stockholder of each of PhytoMedical Technologies, Inc., HepaLife Technologies, Inc., Octillion Corp. and International Energy, Inc.

There are no family relationships among or between any of our officers and directors.

Except as set forth below, during the past five years none of our directors, executive officers, promoters or control persons have been:

(a)

the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(b)

convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(c)

subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(d)

found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("the Commission"). Directors, officers and greater than 10 percent beneficial owners are required by applicable regulations to furnish the Company with copies of all forms they file with the Commission pursuant to Section 16(a). Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that during fiscal 2006, the Section 16(a) filing requirements applicable to its directors and executive officers were satisfied.

ITEM 10:  EXECUTIVE COMPENSATION

Remuneration and Executive Compensation

The following table shows, for the three-year period ended December 31, 2006, the cash compensation paid by the Company, as well as certain other compensation paid for such year, to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers. Except as set forth on the following table, no executive officer of the Company had a total annual salary and bonus for 2006 that exceeded $100,000.

Summary Compensation Table

   Securities

   Underlying

Name and

   Options

All Other

Principal Position

Year

Salary

Bonus        Other

   Granted

Compensation

Harmel S. Rayat

2006

$0

$0

$4,500

     0

$0

President, CEO,

2005

$0

$0

$3,600

     0

$0

Chief Financial Officer

2004

$0

$0

$3,400

     0

$0

and Director

Tim Luu

2006

$0

$0

$3,300

     0

$0

Secretary, Treasurer

2005

$0

$0

$3,150

     0

$0

Chief Technology Officer

2004

$0

$0

$0

     0

$0

and Director

Stock Option Grants in Last Fiscal Year

Shown below is further information regarding employee stock options awarded during 2006 to the named officers and directors:

Number of

% of Total

Securities

Options Granted

Underlying

to Employees

   Exercise

   Expiration

Name

Options

in 2006

   Price ($/sh)

   Date

Harmel Rayat

0

0

n/a

n/a

Tim Luu

0

0

n/a

n/a

Aggregated Option Exercises During Last Fiscal Year and Year End Option Values

The following table shows certain information about unexercised options at year-end with respect to the named officers and directors:

Common Shares Underlying Unexercised    Value of Unexercised In-the-money

Options on December 31, 2006

          Options on December 31, 2006

Name

Exercisable

Unexercisable

          Exercisable

           Unexercisable

Harmel Rayat

6,000,000

0

          $4,800,000

$0

Tim Luu

0

0

          $0

$0

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

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 22, 2007, the beneficial ownership of the Company's Common Stock by each director and executive officer of the Company and each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and the executive officers and directors of the Company as a group.

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

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management fees:  During the year ended December 31, 2006, the Company paid $7,800 (2005: $11,350) in management fees to directors.

Accounts Payable:  As of December 31, 2006, the Company owed $23,812 for outstanding management fees to a director, which is included in accounts payable - related parties.

Receivable: Marketable securities were sold to to Mr.  Harmel S. Rayat, a director and major shareholder of the Company in exchange for a receivable of $84,088.

Marketable Equity Securities:  The Company disposed 2,402,500 shares of common stock of International Energy, Inc., a public company that trades on the OTC Bulletin Board, to Mr.  Harmel S. Rayat, a director and major shareholder of the Company for gross proceeds of $84,088, which is recorded as a receivable on the balance sheet. The transaction resulted in a gain on disposal of securities of $36,038, which was recorded under other income in the statement of operation. The receivable was collected on January 7, 2007.  Mr. Rayat is an officer, director and controlling stockholder of the Company and International Energy, Inc.

Rent: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. The Company pays a monthly rent of C$700 effective from April 1, 2006. The Company paid rent of $5,631 (2005: $nil) for the year ended December 31, 2006.

Mr. Harmel S. Rayat is also an officer, director and majority shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., Octillion Corp. and HepaLife Technologies, Inc.

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

Audit Fees:  The aggregate  fees,  including  expenses,  billed by the Company's principal accountant in connection with the audit of our consolidated  financial statements  for the most recent  fiscal year and for the review of our financial information  included in our Annual  Report on Form  10-KSB and our  quarterly reports on Form  10-QSB  during the fiscal  years  ending  December  31, 2006 and December 31, 2005 were $19,025 and $14,306 respectively.

Tax  fees:  The aggregate fees billed to the Company for tax compliance, tax advice and tax  planning by the Company’s principal accountant for fiscal 2006 and 2005 were $0.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year 2006 and 2005 were $0.

The Company does not currently have an audit committee.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 30th day of March, 2007.

Entheos Technologies, Inc.

/s/ Harmel S. Rayat

Harmel S. Rayat

President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Harmel S. Rayat

Director , President,

March 30, 2007

Harmel S. Rayat

Chief Executive Officer

Chief Financial Officer

/s/ Tim Luu

Director,

 Secretary, Treasurer,

March 30, 2007

Tim Luu

Chief Technology Officer

31