Form 10QSB
period 2007-03-31
ENTHEOS TECHNOLOGIES INC
filed 2007-05-14
CIK 1016708

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2007

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

Yes ☐ No ☒

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date.  As of May 10, 2007, there were 96,625,122 shares of the Issuer’s Common Stock, $0.00001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

TABLE OF CONTENTS

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-QSB, QUARTER ENDED MARCH 31, 2007

INDEX

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

Interim Unaudited Consolidated Balance Sheets

3

Interim Unaudited Consolidated Statements of Operations

4

Interim Unaudited Consolidated Statement of Stockholders’ Equity

5

Interim Unaudited Consolidated Statements of Cash Flows

6

Notes to Interim Unaudited Consolidated Financial Statements

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

Signatures

17

Item 1.   Financial Statements

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
March 31, 2007
(Unaudited)
(Expressed in US Dollars)

March 31,
2007

ASSETS
Current assets
Cash	$78,666
Total current assets	78,666

Total assets	$78,666

LIABILITIES
Current
Accounts payable and accrued liabilities	$14,487
Accounts payable - related parties (Note 4)	23,812

Total liabilities	38,299

STOCKHOLDERS' EQUITY

Stockholders' Equity
Preferred stock:$0.0001 par value: Authorized: 10,000,000 shares
Issued and outstanding: nil	-
Common stock: $0.00001 par value; Authorized: 200,000,000 shares
Issued and outstanding: 96,625,122	966
Additional paid-in capital	3,838,116
Accumulated deficit	(3,798,715)

Total stockholders' equity	40,367

Total liabilities and stockholders' equity	$78,666

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2007 and 2006
(Unaudited)
(Expressed in US Dollars)

	2007	2006

Revenue	$-	$-

Expenses
Interest, bank charges and foreign exchange loss	158	412
Professional fees - accounting and legal	2,880	4,088
Rent (Note 4)	1,791	-
Other Operating Expenses	1,522	5,929

	6,351	10,429

Operating Loss	(6,351)	(10,429)

Other income
Interest income	842	729
	842	729

Net loss available to common shareholders	$(5,509)	$(9,700)

Loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	96,625,122	96,625,122

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
for the three months ended March 31, 2007 and 2006
(unaudited)
(Expressed in US Dollars)

						Accumulated other	Total
	Common Stock		Additional	Accumulated	Comprehensive	comprehensive	Stockholder's
	Shares	Amount	paid-in capital	earnings (deficit)	income (loss)	income	Equity

Balance, December 31, 2005	96,625,122	$966	$3,838,116	$ (3,748,202)	$1,103,253	$1,441,500	$1,532,380

Components of comprehensive
income
- Net unrealized loss on
marketable equity securities	-	-	-	-	(1,405,462)	(1,405,462)	(1,405,462)
- Net gain transferred	-	-	-	-	(36,038)	(36,038)	(36,038)
- Loss, year ended December 31, 2006	-	-	-	(45,004)	(45,004)	-	(45,004)

Total comprehensive income					(1,486,504)

Balance, December 31, 2006	96,625,122	966	3,838,116	(3,793,206)		-	45,876

Components of comprehensive
income
- Loss, three months ended March 31, 2007	-	-	-	(5,509)	(5,509)	-	(5,509)

Total comprehensive income					$(5,509)

Balance, March 31, 2007	96,625,122	$966	$3,838,116	$(3,798,715)		$-	$40,367

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2007 and 2006
(Unaudited)
(Expressed in US Dollars)

	2007	2006

Cash flows from (used in) operating activities
Net loss	$(5,509)	$(9,700)
Change in non-cash working capital item:
(Increase) Decrease in receivables - related party	84,088	-
Increase (Decrease) in accounts payable	(91)	(10,474)
Net cash flows from (used in) operating activities	78,488	(20,174)

Cash flows from (used in) investing activities	-	-

Increase (Decrease) in cash	78,488	(20,174)

Cash, beginning of period	178	81,978
Cash, end of period	$78,666	$61,804

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

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

The Company, through its wholly-owned subsidiary Email Solutions, Inc., serves as an Application Service Provider providing reliable, real time, high volume outsourced email and search engine optimization services. The Company is currently seeking to augment its position in technology based services through the acquisition of and or joint venture with, other technology based ventures. The Company has not generated any revenue during the three months ended March 31, 2007 and year ended December 31, 2006.

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

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current plan will be able to meet its on-going costs and expenses for the next 12 months. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

2. Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management of Entheos Technologies, Inc. and subsidiaries (the Company), include all adjustments (which were normal, recurring in nature) considered necessary to present fairly the consolidated financial position as of March 31, 2007 and the consolidated results of operations for the three months ended March 31, 2007 and 2006 and cash flows for the three months ended March 31, 2007 and 2006. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company’s 2006 Annual Report on Form 10-KSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with United States generally accepted accounting principles have been condensed or omitted.  It is suggested that the accompanying unaudited interim consolidated financial statements be read in conjunction with the annual financial statements and notes thereto in the Company’s 2006 Annual Report on Form 10-KSB.

There have been no pronouncements issued that are not yet effective that would have a material effect on these financial statements.

3. Earnings Per Share

Basic earnings or loss per common share is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable. All loss per share amounts in the financial statements are basic loss per share because the inclusion of stock options and warrants outstanding would be antidilutive. The computation of basic and diluted loss per share is as follows at March 31, 2007:

	Three months ended
	March 31,
	2007	2006

Numerator - net loss available to common stockholders	$(5,509)	$(9,700)

Denominator - weighted average
number of common shares outstanding	96,625,122	96,625,122

Basic and diluted loss per common share	$ (0.00)	$ (0.00)

4. Related Party Transactions

Accounts Payable:  As of March 31, 2007, the Company owed $23,812 for outstanding management fees to a director, which is included in accounts payable - related parties.

Rent: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. The Company pays a monthly rent of C$700 effective from April 1, 2006. The Company paid rent of $1,791 (2006: $nil) for the three months ended March 31, 2007.

Mr. Harmel S. Rayat is an officer, director and majority stockholder of the Company.  Mr. Harmel S. Rayat is also an officer, director and majority shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., Octillion Corp. and HepaLife Technologies, Inc.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

5. Stock Options

The Company did not grant any stock options during the three months ended March 31, 2007.

Summary of employee stock option information for the three months ended March 31, 2007 and year ended December 31, 2006 is as follows:

		Weighted
		average
	Number of	exercise
	options	price

Options outstanding and exercisable at December 31, 2005	8,340,000	0.01
Options cancelled	(1,110,000)	0.01
Options outstanding and exercisable at March 31, 2007 and December 31, 2006	7,230,000	0.01

The intrinsic value of the outstanding and vested 7,230,000 stock options is $4,711,800 and weighted average remaining life of the options is 5.87 years. Each option entitles the holder to acquire one share of common stock of the Company. No stock option compensation cost was recognized in the financial statements for the three months ended March 31, 2007.

6. Warrants

There were no warrants issued, exercised or cancelled during the three months ended March 31, 2007. As of March 31, 2007, there were no outstanding warrants.

Item 2. Management's Discussion and Analysis or Plan of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three months ending March 31, 2007, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Liquidity and Capital Resources

As at March 31, 2007 the Company had a cash balance of $78,666. The Company has financed its operations primarily through cash on hand and the proceeds on the sale of the marketable securities during the three month period ending March 31, 2007.

Net cash flows provided by operating activities was $78,488 for the three month period ending March 31, 2007, compared to net cash flows used of $20,174 for the same period in 2006, due to the collection of a receivable from a related party. The Company believes it has sufficient cash to satisfy its cash requirements for the next twelve months.

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

Related Party Transactions

Accounts Payable:  As of March 31, 2007, the Company owed $23,812 for outstanding management fees to a director, which is included in accounts payable - related parties.

Rent: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. The Company pays a monthly rent of C$700 effective from April 1, 2006. The Company paid rent of $1,791 (2006: $nil) for the three months ended March 31, 2007.

Mr. Harmel S. Rayat is an officer, director and majority stockholder of the Company.  Mr. Harmel S. Rayat is also an officer, director and majority shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., Octillion Corp. and HepaLife Technologies, Inc.

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

We have had limited revenues since inception, and revenues of $0 for the three months ended March 31, 2007 and March 31, 2006. We have not been profitable, experiencing an accumulated deficit of $3,798,715 through March 31, 2007. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

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

Continued Control by Management.

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of May 10, 2007, our officers and board members own 90% of the 96,625,122 outstanding common stock, excluding stock options. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

Liquidity of Shares in Market Place

As of May 10, 2007 one of our directors beneficially owns approximately 90% of the Company’s outstanding common stock, which could affect the liquidity of the company’s shares in the market.

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

(Registrant)

Date

Signature

Title

May 10, 2007

/s/ Harmel S. Rayat

Director,  President, CEO ,

Harmel S. Rayat

Chief Financial Officer

Principal Financial Officer

17