Form 10KSB
period 2007-12-31
ENTHEOS TECHNOLOGIES INC
filed 2008-03-31
CIK 1016708

FORM 10-KSB

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007.

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

Title of Each Class:

Common Stock, $0.00001 par value per share

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 24, 2008: $5,608,035.

Number of shares of Common Stock, $0.00001 par value, outstanding as of March 24, 2008: 56,625,122.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format:  Yes [   ] No [X]

TABLE OF CONTENTS

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Item 8a.

Controls and Procedures

22

Item 8b.

Other information

23

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;

 Compliance with Section 16(a) of the Exchange Act

23

Item 10.

 Executive Compensation

24

Item 11.

 Security Ownership of Certain Beneficial Owners and Management

24

and Related Stockholder Matters

Item 12.  Certain Relationships and Related Transactions

24

Item 13.  Exhibits

25

Item 14.  Principal Accountant Fees and Services

25

 Signatures

27

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-KSB for the fiscal year ending December 31, 2007, and specifically in the items entitled "Management’s Discussion and Analysis or Plan of Operation", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

The Company is a Nevada corporation with an authorized capital of 200,000,000 shares of $0.00001 par value common stock, of which 56,625,122 shares are outstanding and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

Employees

At December 31, 2007, the Company employed 2 part-time persons. To the best of the Company’s knowledge, none of the Company’s officers or directors is bound by restrictive covenants from prior employers. None of the Company’s employees are represented by labor unions or other collective bargaining groups. We consider relations with our employees to be good. We plan to retain and utilize the services of outside consultants as the need arises.

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

We have had limited revenues since inception, and revenues of $0 for the years ended December 31, 2007 and 2006. We have not been profitable, experiencing an accumulated deficit of $3,817,888 through December 31, 2007. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

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

Continued Control by Management.

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of March 24, 2008, our officers and board members own 76% of the 56,625,122 outstanding common stock. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

Liquidity of Shares in Market Place

As of March 24, 2008, one of our directors beneficially owns approximately 76% of the Company’s outstanding common stock, which could affect the liquidity of the company’s shares in the market.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders in our fiscal fourth quarter of year ended December 31, 2007. It is our intention to schedule a shareholder’s meeting to elect directors, appoint auditors and transact any additional business in the second or third quarter of 2008.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "ETHT". The following table sets forth the high and low sale prices for the periods indicated:

High

Low

First Quarter 2006

$0.90

$0.55

Second Quarter 2006

$0.65

$0.44

Third Quarter 2006

$0.44

$0.39

Fourth Quarter 2006

$1.01

$0.41

First Quarter 2007

$1.40

$0.60

Second Quarter 2007

$0.69

$0.61

Third Quarter 2007

$0.97

$0.62

Fourth Quarter 2007

$0.85

$0.81

January 1, 2008 - March 24, 2008

$0.82

$0.41

As of March 24, 2008, there were approximately 306 stockholders of record of the Company's Common Stock.

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

None.

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

The Company is a Nevada corporation with an authorized capital of 200,000,000 shares of $0.00001 par value common stock, of which 56,625,122 shares are outstanding and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

Results of Operations

Revenues:  The Company generated no revenues for the years ended December 31, 2007 and December 31, 2006.

General and Administrative Expenses:  During 2007, the Company incurred $27,610 in general and administrative expenses, a decrease of 67% over 2005 expenses of $82,904.  The increase is primarily attributable to a decrease in professional and management fees.

Interest Income:  Interest income was $2,928 and $1,862 for the years ended December 31, 2007, and 2006, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes:  As of December 31, 2007, the Company's accumulated deficit was $3,817,888, and as a result, there has been no provision for income taxes to date.

Net Loss:  For the year ended December 31, 2007, the Company recorded a net loss of $24,682, a decrease of 45%, compared to a net loss of $45,004 for the same period in 2005. The decrease is primarily as a result of the lower professional and management fees.

Liquidity and Capital Resources

At December 31, 2007, the Company had a cash balance of $46,306, compared to a cash balance of $178 at December 31, 2006.

During 2007, the Company provided $46,128 of net cash from operating activities, as compared to net cash flows used by operating activities of $81,800 in 2006.

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

Related Party Transactions

Management fees:  During the year ended December 31, 2007, the Company paid $1,500 (2006: $7,800) in management fees to directors.

Accounts Payable:  As of December 31, 2007, the Company owed $23,812 (2006: $23,812) for outstanding management fees to a director, which is included in accounts payable - related parties.

Rent: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. The Company pays a monthly rent of C$700 effective from April 1, 2006. The Company paid rent of $7,812 (2006: $5,631) for the year ended December 31, 2007.

Mr. Harmel S. Rayat is also an officer, director and shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., Octillion Corp., MicroChannel Technologies Corporation and HepaLife Technologies, Inc.

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

ITEM 7.  FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

12

Consolidated Balance Sheets as of December 31, 2007 and 2006

13

Consolidated Statements of Operations for years ended December 31, 2007 and 2006

14

Consolidated Statements of Changes in Stockholders’ Equity for the years ended
December 31, 2007 and 2006

15

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006

16

Notes to the Consolidated Financial Statements

17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Entheos Technologies, Inc.

Vancouver, British Columbia

We have audited the accompanying consolidated balance sheets of Entheos Technologies, Inc. and Subsidiaries ("the Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entheos Technologies, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations since inception and has a substantial accumulated deficit.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN PLLC

March 25, 2008

Seattle, Washington

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
(Expressed in US Dollars)

	2007	2006

ASSETS
Current assets
Cash	$46,306	$178
Total current assets	46,306	178

Receivable - related party (Note 3)	-	84,088

Total assets	$46,306	$84,266

LIABILITIES
Current
Accounts payable and accrued liabilities	$1,300	$14,578
Accounts payable - related parties (Note 3)	23,812	23,812

Total liabilities	25,112	38,390

STOCKHOLDERS' EQUITY

Stockholders' Equity
Preferred stock:$0.0001 par value: Authorized: 10,000,000 shares
Issued and outstanding: nil	-	-
Common stock: $0.00001 par value; Authorized: 200,000,000 shares
Issued and outstanding: 56,625,122 shares (2006: 96,625,122)	566	966
Additional paid-in capital	3,838,516	3,838,116
Accumulated deficit	(3,817,888)	(3,793,206)

Total stockholders' equity	21,194	45,876

Total liabilities and stockholders' equity	$46,306	$84,266

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2007 and 2006
(Expressed in US Dollars)

	2007	2006

Revenue	$-	$-

Expenses
Management fees - related party (Note 3)	1,500	7,800
Interest, bank charges and foreign exchange loss	375	1,062
Professional fees - accounting and legal	7,950	47,684
Rent	7,812	5,631
Other Operating Expenses	9,973	20,727

	27,610	82,904

Operating Loss	(27,610)	(82,904)

Other income
Gain on sale of marketable equity securities	-	36,038
Interest income	2,928	1,862
	2,928	37,900

Net loss available to common shareholders	$(24,682)	$(45,004)

Loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	96,515,533	96,625,122

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
for the years ended December 31, 2007 and 2006
(Expressed in US Dollars)

						Accumulated other	Total
	Common Stock		Additional	Accumulated	Comprehensive	comprehensive	Stockholder's
	Shares	Amount	paid-in capital	earnings (deficit)	income (loss)	income	Equity

Balance, December 31, 2005	96,625,122	$966	$3,838,116	$(3,748,202)	$1,103,253	$1,441,500	$1,532,380

Components of comprehensive
income
- Net unrealized loss on
marketable equity securities	-	-	-	-	(1,405,462)	(1,405,462)	(1,405,462)
- Net gain transferred	-	-	-	-	(36,038)	(36,038)	(36,038)
- Loss, year ended December 31, 2006	-	-	-	(45,004)	(45,004)	-	(45,004)

Total comprehensive income					$(1,486,504)

Balance, December 31, 2006	96,625,122	$966	$3,838,116	$(3,793,206)		$-	$45,876

Cancellation of common shares	(40,000,000)	(400)	400				-

Components of comprehensive
income
- Loss, year ended December 31, 2007	-	-	-	(24,682)	(24,682)	-	(24,682)

Total comprehensive income					$(24,682)

Balance, December 31, 2007	56,625,122	$566	$3,838,516	$(3,817,888)		$-	$21,194

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2007 and 2006
(Expressed in US Dollars)

	2007	2006

Cash flows from (used in) operating activities
Net loss	$(24,682)	$(45,004)
Reconciliation of net loss to net cash provided by (used in) operating activities
Gain on sale of equity equity securities	-	(36,038)
Change in non-cash working capital items:
Decrease (increase) in accounts receivable - related parties	84,088	-
Increase (Decrease) in accounts payable and accrued liabilities	(13,278)	(758)
Net cash provided by (used in) operating activities	46,128	(81,800)

Increase (decrease) in cash	46,128	(81,800)

Cash, beginning of year	178	81,978
Cash, end of year	$46,306	$178

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

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

The Company, through its wholly-owned subsidiary Email Solutions, Inc., serves as an Application Service Provider providing reliable, real time, high volume outsourced email and search engine optimization services. The Company is currently seeking to augment its position in technology based services through the acquisition of and or joint venture with, other technology based ventures. The Company has not generated any revenue in 2007 and 2006.

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

(d) Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company did not have any cash equivalents for the year ended December 31, 2007 and 2006.  The Company occasionally has cash deposits in excess of insured limits.

(e) Equipment and Depreciation

Equipment is stated at cost and is depreciated under the straight-line method over its estimated useful life. Repairs and maintenance are charged to operations as incurred. The equipment were fully depreciated as of December 31, 2007 and 2006.

(f) Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with the guidance established in SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  No impairment was recorded for the years ended December 31, 2007 and 2006.

(g) Income Taxes

The Company adopted SFAS 109, “Accounting for Income Taxes.”  Under SFAS 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes”, effective for the Company beginning on January 1, 2007. FIN 48 clarifies the recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on disclosure and other matters. The adoption of FIN 48 had no impact on the Company’s financial position.

(h) Stock-Based Compensation

The Company accounts for stock-based compensation under SFAS No. 123(R) “Share-Based Payment”, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model.

(i) Loss Per Share

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

(j) Comprehensive Income (Loss)

The Company has adopted SFAS 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  The Company is disclosing this information on its Statement of Stockholders' Equity.  The Company’s comprehensive income (loss) consists of net earnings (loss) and for 2006, available-for-sale securities activity.

(k) Foreign Currency Translation

The Company maintains both U.S. Dollar and Canadian Dollar bank accounts at a financial institution in Canada. Foreign currency transactions are translated into their functional currency, which is U.S. Dollar, in the following manner:

At the transaction date, each asset, liability, revenue and expense is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, assets and liabilities are translated into U.S. Dollars by using the exchange rate in effect at that date and revenues and expenses are translated using an average rate for the period. Transaction gains and losses that arise from exchange rate fluctuations are included in the results of operations.

(l) Fair Value of Financial Instruments

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

The carrying value of cash, accounts payable and accrued liabilities, and accounts payable – related parties approximates their fair value because of the short-term nature of these instruments. The Company places its cash with high credit quality financial institutions.

The Company operates outside of the United States of America and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the U.S. dollar.

(m) Related Party Transactions

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

(n) New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 will not have an impact on the Company.

3. Related Party Transactions

Management fees:  During the year ended December 31, 2007, the Company paid $1,500 (2006: $7,800) in management fees to directors.

Accounts Payable:  As of December 31, 2007, the Company owed $23,812 (2006: $23,812) for outstanding management fees to a director, which is included in accounts payable - related parties.

Rent: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. The Company pays a monthly rent of C$700 effective from April 1, 2006. The Company paid rent of $7,812 (2006: $5,631) for the year ended December 31, 2007.

Mr. Harmel S. Rayat is also an officer, director and shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., Octillion Corp., MicroChannel Technologies Corporation and HepaLife Technologies, Inc.

See also Note 4.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

4. Share Capital

On December 31, 2007, 40,000,000 common shares owned by Mr. Harmel S. Rayat, a director and major shareholder of the Company, originally subscribed for at $0.0033 each were returned to the Company for cancellation and for no consideration.

5. Stock Options

The Company did not grant any stock options in fiscal years 2007 and 2006.

On December 31, 2007, the Company cancelled 7,230,000 options at $0.01 each which were returned by the holders.  As all options were fully vested, no additional expense was recorded and no consideration was paid to the holders.

Summary of employee stock option information for the years ended December 31, 2007 and 2006, is as follows:

		Weighted
		average
	Number of	exercise
	options	price

Options outstanding and exercisable at December 31, 2005	8,340,000	$0.01
Options cancelled	(1,110,000)	0.01
Options outstanding and exercisable at December 31, 2006	7,230,000	0.01
Options cancelled	(7,230,000)	0.01
Options outstanding and exercisable at December 31, 2007	-

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

	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$1,226,000	$1,218,000
Valuation allowance	(1,226,000)	(1,218,000)
Net deferred tax assets	$-	$-

The 2007 increase in the valuation allowance was $8,000 (2006:  $18,000).

The Company has available net operating loss carryforwards of approximately $3,609,000 for tax purposes to offset future taxable income which expires commencing 2011 through to the year 2027. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.  The tax years 2005 through 2007 remain open to examination by federal agencies and other jurisdictions in which it operates.

A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for the years ended December 31 follows:

	2007	2006

Statutory federal income tax rate	-34%	-34%
Valuation allowance	34%	34%
	0%	0%

ITEM 8: CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent registered public accountants with respect to accounting practices, procedures or financial disclosure.

ITEM 8a(T): CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2007 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by United States Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO). Based on this evaluation, management concluded that, as of December 31, 2007, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

There have been no changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date that management, including the Chief Executive Officer and the Chief Financial Officer, completed their evaluation.

ITEM 8b: OTHER INFORMATION

None.

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is certain information regarding each of the directors and officers of the Company:

TIMOTHY N. LUU (Age 43):  Secretary, Treasurer, Chief Technology Officer, Director.  Mr. Luu brings nearly two decades of professional experience in technology development and management.  Mr. Luu earned his Bachelor of Science degree in Electrical Engineering at the University of Manitoba (Winnipeg) in 1987. From June 1996 to December 1998, Mr. Timothy Luu joined Reid Crowther, a global infrastructure engineering and project management firm established in 1906, as an Information Systems engineer.  While continuing to provide technical consulting services to Reid Crowther, in June 1998, Mr. Luu launched Applied Technology Professionals Ltd. (ATP), and assumed the role of President and Managing Director of the firm.   Today, ATP boasts special expertise in ecommerce and web based application development.  Mr. Luu joined the Company as Director and Chief Technology Officer on February 7, 2005.

HARMEL S. RAYAT (Age 46). President, Chief Executive Officer, Chief Financial Officer, Director. From April 2001 through January 2002, Mr. Rayat acted as an independent consultant advising small corporations and since January 2002, he has been president of Montgomery Asset Management Corporation, a privately held firm providing financial consulting services to emerging growth corporations. Mr. Rayat has served, and continues to serve, as a director, executive officer and majority shareholder of a number of publicly traded and privately held corporations, including, Hepalife Technologies, Inc., PhytoMedical Technologies, Inc., Octillion Corp. and International  Energy, Inc.  Mr. Rayat has served as a Director of the Company since March 18, 1996.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("the Commission"). Directors, officers and greater than 10 percent beneficial owners are required by applicable regulations to furnish the Company with copies of all forms they file with the Commission pursuant to Section 16(a). Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that during fiscal 2007, the Section 16(a) filing requirements applicable to its directors and executive officers were satisfied.

ITEM 10:  EXECUTIVE COMPENSATION

Remuneration and Executive Compensation

The following table shows, for the three-year period ended December 31, 2007, the cash compensation paid by the Company, as well as certain other compensation paid for such year, to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers. Except as set forth on the following table, no executive officer of the Company had a total annual salary and bonus for 2007 that exceeded $100,000.

Summary Compensation Table

   Securities

   Underlying

Name and

   Options

All Other

Principal Position

Year

Salary

Bonus        Other

   Granted

Compensation

Harmel S. Rayat

2007

$0

$0

$0

     0

$0

President, CEO,

2006

$0

$0

$4,500

     0

$0

Chief Financial Officer

2005

$0

$0

$3,600

     0

$0

and Director

Tim Luu

2007

$0

$0

$3,000

     0

$0

Secretary, Treasurer

2006

$0

$0

$3,300

     0

$0

Chief Technology Officer

2005

$0

$0

$3,150

     0

$0

and Director

Stock Option Grants in Last Fiscal Year

None.

Aggregated Option Exercises During Last Fiscal Year and Year End Option Values

None.

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

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 25, 2008, the beneficial ownership of the Company's Common Stock by each director and executive officer of the Company and each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and the executive officers and directors of the Company as a group.

Number of Shares

Person or Group

of Common Stock

Percent

Harmel S. Rayat (1)

42,946,988

76%

216-1628 West First Avenue

Vancouver, B.C. V6J 1G1 Canada

Timothy Luu

0

0.0%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Directors and Executive Officers

42,946,988

76%

as a group (2 persons)

(1) Includes 57,888 shares held by Tajinder Chohan, Mr. Harmel S. Rayat's wife. Additionally, other members of Mr. Rayat's family hold shares. Mr. Rayat disclaims beneficial ownership of the shares beneficially owned by his wife and other family members.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management fees:  During the year ended December 31, 2007, the Company paid $1,500 (2006: $7,800) in management fees to directors.

Accounts Payable:  As of December 31, 2007, the Company owed $23,812 (2006: $23,812) for outstanding management fees to a director, which is included in accounts payable - related parties.

Rent: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. The Company pays a monthly rent of C$700 effective from April 1, 2006. The Company paid rent of $7,812 (2006: $5,631) for the year ended December 31, 2007.

Mr. Harmel S. Rayat is also an officer, director and shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., Octillion Corp., MicroChannel Technologies Corporation and HepaLife Technologies, Inc.

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

Audit Fees:  The aggregate  fees,  including  expenses,  billed by the Company's principal accountant in connection with the audit of our consolidated  financial statements  for the most recent  fiscal year and for the review of our financial information  included in our Annual  Report on Form  10-KSB and our  quarterly reports on Form  10-QSB  during the fiscal  years  ending  December  31, 2007 and December 31, 2006 were $17,295 and $19,025 respectively.

Tax  fees:  The aggregate fees billed to the Company for tax compliance, tax advice and tax  planning by the Company’s principal accountant for fiscal 2007 and 2006 were $0.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year 2007 and 2006 were $0.

The Company does not currently have an audit committee.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 25th day of March, 2008.

Entheos Technologies, Inc.

/s/ Harmel S. Rayat

Harmel S. Rayat

President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Harmel S. Rayat

Director , President,

March 25, 2008

Harmel S. Rayat

Chief Executive Officer

Secretary/Treasurer,

Principal Financial Officer

/s/ Tim Luu

Director, Chief Technology

 March 25, 2008

Tim Luu

Officer

27