Form 10-Q
period 2008-03-31
ENTHEOS TECHNOLOGIES INC
filed 2008-05-15
CIK 1016708

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2008

___        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

000-30156

(Commission File Number)

ENTHEOS TECHNOLOGIES, INC.
AND SUBSIDIARIES

 (Exact name of registrant as specified in its charter)

NEVADA

(State or other jurisdiction of incorporation)

98-0170247

 (I.R.S. Employer Identification No.)

1628 West 1st Avenue, Suite 216, Vancouver, British Columbia,  V6J 1G1

 (Address of principal executive offices)

(604) 659-5005

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large Accelerated Filer

[   ]

Accelerated Filer

[   ]

Non-accelerated Filer

[   ]

Smaller Reporting Company

[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 56,625,122 shares of Common Stock, par value $0.00001, were outstanding on May 14, 2008.

TABLE OF CONTENTS

ENTHEOS TECHNOLOGIES, INC.

FORM 10-Q, QUARTER ENDED MARCH 31, 2008

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Unaudited Consolidated Balance Sheets

3

Interim Unaudited Consolidated Statements of Operations

4

Interim Unaudited Consolidated Statement of Stockholders’ Deficiency

5

Interim Unaudited Consolidated Statements of Cash Flows

6

Notes to Interim Consolidated Financial Statements

7

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

12

Item 4.  Controls and Procedures

12

PART II   OTHER INFORMATION

Item 1.

Legal Proceedings

13

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

13

Item 3.

Defaults Upon Senior Securities

13

Item 4.

Submission of Matters to a Vote of Security Holders

13

Item 5.

Other Information

13

Item 6.

Exhibits and Reports on Form 8-K

13

Signatures

14

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 31, 2008 and December 31, 2007
(Unaudited)

	March 31,	December 31,
(Expressed in U. S. Dollars)	2008	2007

ASSETS
Current assets
Cash	$32,455	$46,306
Total current assets	32,455	46,306

Total assets	$32,455	$46,306

LIABILITIES
Current
Accounts payable and accrued liabilities	$1,993	$1,300
Accounts payable - related parties (Note 4)	23,812	23,812

Total liabilities	25,805	25,112

STOCKHOLDERS' EQUITY

Stockholders' Equity
Preferred stock:$0.0001 par value: Authorized: 10,000,000 shares
Issued and outstanding: nil	-	-
Common stock: $0.00001 par value; Authorized: 200,000,000 shares
Issued and outstanding: 56,625,122 shares (2007: 56,625,122)	566	566
Additional paid-in capital	3,838,516	3,838,516
Accumulated deficit	(3,832,432)	(3,817,888)

Total stockholders' equity	6,650	21,194

Total liabilities and stockholders' equity	$32,455	$46,306

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2008 and 2007
(Unaudited)

(Expressed in U. S. Dollars)	2008	2007

Revenue	$-	$-

Expenses
Management fees - related party (Note 4)	1,500	-
Consulting fee	4,250	-
Interest, bank charges and foreign exchange loss	115	158
Professional fees - accounting and legal	4,567	2,880
Rent	2,118	1,791
Other operating expenses	2,256	1,522

	14,806	6,351

Operating Loss	(14,806)	(6,351)

Other income
Interest income	262	842

Net loss available to common shareholders	$(14,544)	$(5,509)

Loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	56,625,122	96,625,122

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
for the three months ended March 31, 2008 and year ended December 31, 2007
(Unaudited)

						Accumulated other	Total
	Common Stock		Additional	Accumulated	Comprehensive	comprehensive	Stockholders
(Expressed in U. S. Dollars)	Shares	Amount	paid-in capital	earnings (deficit)	income (loss)	income	Equity

Balance, December 31, 2006	96,625,122	$966	$3,838,116	$ (3,793,206)	$-	$-	$45,876

Cancellation of common shares
at $0.0033 per share (December)	(40,000,000)	(400)	400				-

Components of comprehensive
income (loss)
- Loss, year ended December 31, 2007	-	-	-	(24,682)	(24,682)	-	(24,682)

Total comprehensive income (loss)					(24,682)

Balance, December 31, 2007	56,625,122	566	3,838,516	(3,817,888)		0	21,194

Components of comprehensive
income (loss)
- Loss, three months ended March 31, 2008	-	-	-	(14,544)	(14,544)	-	(14,544)

					$(14,544)

Balance, March 31, 2008	56,625,122	$566	$3,838,516	$(3,832,432)		$ -	$6,650

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2008 and 2007
(Unaudited)

(Expressed in U. S. Dollars)	2008	2007

Cash flows from operating activities
Reconciliation of net loss to net cash provided by (used in) operating activities	$(14,544)	$(5,509)
Change in working capital item:
Decrease in accounts receivable - related parties	-	84,088
Increase (Decrease) in accounts payable and accrued liabilities	693	(91)
Net cash provided by (used in) operating activities	(13,851)	78,488

Increase (decrease) in cash	(13,851)	78,488

Cash, beginning of period	46,306	178
Cash, end of period	$32,455	$78,666

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2008

(Expressed in US Dollars)

Note 1. Organization and Nature of Operations

Entheos Technologies, Inc. (the Company) is a Nevada corporation with an authorized capital of 200,000,000 shares of $0.00001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock.  The preferred stock may be divided into series with preferences, limitations, and relative rights determined by the Board of Directors.

The Company, through its wholly-owned subsidiary Email Solutions, Inc., serves as an Application Service Provider providing reliable, real time, high volume outsourced email and search engine optimization services. The Company has not generated any revenue during the three months ended March 31, 2008 or year ended December 31, 2007.

The Company has incurred net operating losses since inception. The Company faces different types of risks, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern. The Company’s consolidated financial statements do not reflect any adjustments that may result from the outcome of this uncertainty. The Company expects to incur losses from its business operations and will require additional funding during 2008. The future of the Company hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

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

Note 2. Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management of the Company, include all adjustments (which were normal, recurring in nature) considered necessary to present fairly the consolidated financial position as of March 31, 2008 and the consolidated results of operations for the three months ended March 31, 2008 and 2007 and cash flows. These results have been determined on the basis of generally accepted accounting principles and applied consistently with those used in the preparation of the Company’s 2007 Annual Report on Form 10-KSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with United States generally accepted accounting principles have been condensed or omitted.  It is suggested that the accompanying unaudited interim consolidated financial statements be read in conjunction with the annual financial statements and notes thereto in the Company’s 2007 Annual Report on Form 10-KSB.

In February 2008, FASB issued FASB Staff Position ("FSP") FAS 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis. The FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of SFAS 157 and FSP FAS 157-2 did not have a material effect on the Company's financial position or results of operations. The Company has not applied the provisions of SFAS 157 to its nonfinancial assets and nonfinancial liabilities in accordance with FSP FAS 157-2. The Company will apply the provisions of SFAS 157 to these assets and liabilities beginning January 1, 2009 as required by FSP FAS 157-2.

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the

"fair value option") and requires an entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 was effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material effect on the Company's financial position or results of operations.

There have been no pronouncements issued that are not yet effective that would have a material effect on these financial statements.

Note 3. Earnings Per Share

Basic earnings or loss per common share is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable. All loss per share amounts in the financial statements are basic loss per share because the inclusion of stock options and warrants outstanding would be antidilutive. The computation of basic and diluted loss per share is as follows at March 31, 2008:

	Three months ended
	March 31,
	2008	2007

Numerator - net loss available to common
stockholders	$(14,544)	$(5,509)

Denominator - weighted average
number of common shares outstanding	56,625,122	96,625,122

Basic and diluted loss per common share	$(0.00)	$ (0.00)

Note 4. Related Party Transactions

Management fees:  During the three months ended March 31, 2008, the Company paid $1,500 (2007: $nil) in management fees to directors.

Accounts Payable:  As of March 31, 2008, the Company owed $23,812 (March 31, 2007: $23,812) for outstanding management fees to a director, which is included in accounts payable - related parties.

Rent: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. The Company paid rent of $2,118 (2007: $1,791) for the three months ended March 31, 2008.

Mr. Harmel S. Rayat is also an officer, director and shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., Octillion Corp., MicroChannel Technologies Corporation and HepaLife Technologies, Inc.  (See also Note 5.)

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Note 5. Share Capital

On December 31, 2007, 40,000,000 common shares owned by Mr. Harmel S. Rayat, a director and major shareholder of the Company, originally subscribed for at $0.0033 each were returned to the Company for cancellation and for no consideration.

Note 6. Stock Options

The Company did not grant any stock options during the three months ended March 31, 2008 and in fiscal year 2007.  At March 31, 2008, the Company did not have any outstanding options.

On December 31, 2007, the Company cancelled 7,230,000 options at $0.01 each which were returned by the holders.  As all options were fully vested, no additional expense was recorded and no consideration was paid to the holders.

Summary of employee stock option information for the three months ended March 31, 2008 and year ended December 31, 2007, is as follows:

		Weighted
		average
	Number of	exercise
	options	price

Options outstanding and exercisable at December 31, 2006	7,230,000	$0.01
Options cancelled	(7,230,000)	0.01
Options outstanding and exercisable at March 31, 2008 and
December 31, 2007	-

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three months ending March 31, 2008, this report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations,”  “Business,” “Properties,” as well as in this report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosures. We review our estimates on an ongoing basis.

We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition.

Results of Operation

The Company has yet to establish any history of profitable operations.  The Company has incurred operating losses of $14,806 and $6,351 for the three months ended March 31, 2008 and March 31, 2007, respectively. As a result, at March 31, 2008, the Company has an accumulated deficit of $3,832,432.

We expect that any future revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful completion of our research and development programs, and the subsequent commercialization of the results or of products derived from such research and development efforts.  No assurances can be given when this will occur or that we will ever be profitable.

Three Ended March 31, 2008 and 2007

The Company had no revenues in the three months ended March 31, 2008 and March 31, 2007. Our expenses increased 133% to $14,806 in the three months ended March 31, 2008, from $6,351 in the same period in 2007. This increase of $8,455 for the three months ended March 31, 2008 compared to the same period in 2007 was primarily attributable to an increase in other operating expenses and consulting fees.

Interest income decreased 68% to $262 in the three months ended March 31, 2008, from $842 during the same period in 2007, reflecting lower than average cash balances maintained during most of the first quarterly period in 2008.

We incurred net losses of $14,544 and $5,509 during the three months ended March 31, 2008 and in the same period in 2007, respectively.

Liquidity and Capital Resources

As at March 31, 2008, the Company had a cash balance of $32,455. The Company has financed its operations primarily from cash on hand during the three month period ending March 31, 2008.

Net cash flows used in operating activities was $13,851 for the three month period ending March 31, 2008, compared to net cash flows of $78,488 for the same period in 2007.

At this time, we have no agreements or understandings with any third party regarding any financings.

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

Related Party Transactions

Management fees:  During the three months ended March 31, 2008, the Company paid $1,500 (2007: $nil) in management fees to directors.

Accounts Payable:  As of March 31, 2008, the Company owed $23,812 (March 31, 2007: $23,812) for outstanding management fees to a director, which is included in accounts payable - related parties.

Rent: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. The Company paid rent of $2,118 (2007: $1,791) for the three months ended March 31, 2008.

Mr. Harmel S. Rayat is also an officer, director and shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., Octillion Corp., MicroChannel Technologies Corporation and HepaLife Technologies, Inc.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Off Balance Sheet Arrangements

We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Recent Accounting Pronouncements

There have been no pronouncements issued that are not yet effective that would have a material effect on these financial statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is confined to our cash equivalents and short-term investments. We invest in high-quality financial instruments; primarily money market funds, federal agency notes, and US Treasury obligations, with the effective duration of the portfolio within one year which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.

ITEM 4.   Controls and Procedures

Disclosure controls and procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of March 31, 2008 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 14th day of May, 2008.

Entheos Technologies, Inc.

(Registrant)

Date

Signature

Title

May 14, 2008

/s/ Harmel Rayat

Director,  President, CEO

Harmel Rayat

Chief Financial Officer,

Principal Accounting Officer

May 14, 2008

/s/ Tim Luu

Director, Secretary, Treasurer

Tim Luu

14