Form 10-Q
period 2008-06-30
ENTHEOS TECHNOLOGIES INC
filed 2008-08-14
CIK 1016708

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 63,075,122 shares of Common Stock, par value $0.00001, were outstanding on August 11, 2008.

TABLE OF CONTENTS

ENTHEOS TECHNOLOGIES, INC.
FORM 10-Q, QUARTER ENDED JUNE 30, 2008

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Interim Unaudited Consolidated Balance Sheets	3
Interim Unaudited Consolidated Statements of Operations	4
Interim Unaudited Consolidated Statement of Stockholders’ Equity (Deficiency)	5
Interim Unaudited Consolidated Statements of Cash Flows	6
Notes to Interim Consolidated Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	12
Item 4. Controls and Procedures	13

PART II OTHER INFORMATION
Item 1. Legal Proceedings	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	14
Item 4. Submission of Matters to a Vote of Security Holders	14
Item 5. Other Information	14
Item 6. Exhibits and Reports on Form 8-K	14
Signatures	15

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 30, 2008 and December 31, 2007
(Unaudited)

	June 30,	December 31,
(Expressed in U. S. Dollars)	2008	2007

ASSETS
Current assets
Cash	$ 15,418	$ 46,306
Total current assets	15,418	46,306

Total assets	$ 15,418	$ 46,306

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 1,946	$ 1,300
Accounts payable - related parties (Note 4)	23,812	23,812

Total liabilities	25,758	25,112

STOCKHOLDERS' EQUITY (DEFICIENCY)

Stockholders' Equity (Deficiency)
Preferred stock:$0.0001 par value: Authorized: 10,000,000 shares
Issued and outstanding: nil	-	-
Common stock: $0.00001 par value; Authorized: 200,000,000 shares
Issued and outstanding: 56,625,122 shares (2007: 56,625,122)	566	566
Additional paid-in capital	3,838,516	3,838,516
Accumulated deficit	(3,849,422)	(3,817,888)

Total stockholders' equity (deficiency)	(10,340)	21,194

Total liabilities and stockholders' equity (deficiency)	$ 15,418	$ 46,306

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended June 30, 2008 and 2007
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Expressed in U. S. Dollars)	2008	2007	2008	2007

Revenue	$ -	$ -	$ -	$ -

Expenses
Management fees - related party (Note 4)	-	-	1,500	-
Consulting fee	-	-	4,250	-
Interest, bank charges and foreign exchange loss (gain)	168	(42)	283	116
Professional fees - accounting and legal	13,125	2,501	17,692	5,381
Rent	2,079	1,896	4,197	3,687
Other Operating Expenses	1,708	4,747	3,964	6,269

	17,080	9,102	31,886	15,453

Operating Loss	(17,080)	(9,102)	(31,886)	(15,453)

Other income
Interest income	90	852	352	1,694
	90	852	352	1,694

Net loss available to common shareholders	$ (16,990)	$ (8,250)	$ (31,534)	$ (13,759)

Loss per common share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common shares
outstanding - basic and diluted	56,625,122	96,625,122	56,625,122	96,625,122

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
for the six months ended June 30, 2008 and year ended December 31, 2007
(Unaudited)

						Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholder's
(Expressed in U. S. Dollars)	Shares	Amount	paid-in capital	earnings (deficit)	income (loss)	Equity (Deficiency)
Balance, December 31, 2006	96,625,122	$ 966	$ 3,838,116	$ (3,793,206)	$ -	$ 45,876
Cancellation of common shares
at $0.0033 per share	(40,000,000)	(400)	400			-
Components of comprehensive
income (loss)
- Loss, year ended December 31, 2007	-	-	-	(24,682)	(24,682)	(24,682)
Total comprehensive loss					$ (24,682)
Balance, December 31, 2007	56,625,122	$ 566	$ 3,838,516	$ (3,817,888)		$ 21,194
Components of comprehensive
income (loss)
- Loss, six months ended June 30, 2008	-	-	-	(31,534)	(31,534)	(31,534)
Total Comprehensive Loss					$ (31,534)
Balance, June 30, 2008	56,625,122	$ 566	$ 3,838,516	$ (3,849,422)		$ (10,340)

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2008 and 2007
(Unaudited)

(Expressed in U. S. Dollars)	2008	2007

Cash flows from operating activities
Net loss	$ (31,534)	$ (13,759)
Change in non-cash working capital item:
Decrease in accounts receivable - related parties	-	84,088
Increase (Decrease) in accounts payable & accrued payable	646	(5,482)
Net cash flows provided by (used in) operating activities	(30,888)	64,847

Increase (decrease) in cash	(30,888)	64,847

Cash, beginning of period	46,306	178
Cash, end of period	$ 15,418	$ 65,025

Supplemental disclosure of cash flow information:
Interest paid in cash	$ -	$ -
Income tax paid in cash	$ -	$ -

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2008

(Expressed in US Dollars)

Note 1. Organization and Nature of Operations

Entheos Technologies, Inc. (“the Company”) is a Nevada corporation with an authorized capital of 200,000,000 shares of $0.00001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. The preferred stock may be divided into series with preferences, limitations, and relative rights determined by the Board of Directors.

The Company, through its wholly-owned subsidiary Email Solutions, Inc., serves as an Application Service Provider providing reliable, real time, high volume outsourced email and search engine optimization services. The Company has not generated any revenue during the six months ended June 30, 2008 or year ended December 31, 2007.

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

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. On July 28, 2008, the Company completed a $3,225,000 self-directed private placement. The proceeds will be used for working capital. Management believes that its current plan will be able to meet its on-going costs and expenses for the next 12 months. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Note 2. Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management of the Company, include all adjustments (which were normal, recurring in nature) considered necessary to present fairly the consolidated financial position as of June 30, 2008 and December 31, 2007 and the consolidated results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six month periods ended June 30, 2008 and 2007. These results have been determined on the basis of generally accepted accounting principles and applied consistently with those used in the preparation of the Company’s 2007 Annual Report on Form 10-KSB.

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

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Arrangements, that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent., Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for financial statements beginning after December 15, 2008 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is evaluating the impact, if any,the adoption of this consensus will have on the results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”, and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on the consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources for generally accepted accounting principles (“GAAP”) in the U.S. and lists the categories in descending order. An entity should follow the highest category of GAAP applicable for each of its accounting transactions. The adoption will not have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)” (previously FSP APB 14-a), which will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of FSP No. APB 14-1 on the Company’s consolidated financial statements.

Note 3. Earnings Per Share

Basic earnings or loss per common share is based on the weighted average number of shares outstanding during the period of the financial statements. Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable. All loss per share amounts in the financial statements are basic loss per share because the inclusion of stock options and warrants outstanding would be antidilutive. The computation of basic and diluted loss per share is as follows at June 30, 2008:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Numerator - net loss available to common
stockholders	$ (16,990)	$ (8,250)	$ (31,534)	$ (13,759)

Denominator - weighted average
number of common shares outstanding	56,625,122	96,625,122	56,625,122	96,625,122

Basic and diluted loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Note 4. Related Party Transactions

Management fees: During the three months and six months ended June 30, 2008, the Company paid $nil (2007: $nil) and $1,500 (2007: $nil) in management fees to directors respectively.

Accounts Payable: As of June 30, 2008, the Company owed $23,812 (December 31, 2007: $23,812) for outstanding management fees to a director, which is included in accounts payable - related parties.

Rent: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. The Company paid rent of $2,079 (2007: $1,896) and $4,197 (2007: $3,687) for the three months and six months ended June 30, 2008 respectively.

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

Note 6. Stock Options

The Company did not grant any stock options during the six months ended June 30, 2008 and in fiscal year 2007. At June 30, 2008, the Company did not have any outstanding options.

On December 31, 2007, the Company cancelled 7,230,000 options at $0.01 each which were returned by the holders. As all options were fully vested, no additional expense was recorded and no consideration was paid to the holders.

Summary of employee stock option information for the six months ended June 30, 2008 and year ended December 31, 2007, is as follows:

		Weighted
		average
	Number of	exercise
	options	price

Options outstanding and exercisable at December 31, 2006	7,230,000	$ 0.01
Options cancelled	(7,230,000)	0.01
Options outstanding and exercisable at June 30, 2008 and
December 31, 2007	-

Note 7. Subsequent Events

On July 28, 2008, the Company completed a $3,225,000 self-directed private placement. The Private Placement consisted of the sale of 6,450,000 units at a price of $0.50 per Unit or $3,225,000 in the aggregate. The Units were offered and sold to a total of 6 accredited investors. Each unit consisted of one share of the Company’s common stock, one Series A Warrant to purchase a share of common stock at $0.60 per share for a period of 18 months from the date of issuance and one Series B Warrant to purchase a share of common stock at $0.75 per share for a period of 24 months from the date of issuance. The proceeds will be used for working capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three and six months ending June 30, 2008, this report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” “Properties,” as well as in this report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

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

Results of Operation

     The Company has yet to establish any history of profitable operations. The Company has incurred operating losses of $17,080 and $9,102 for the three months ended June 30, 2008 and June 30, 2007, respectively. As a result, at June 30, 2008, the Company has an accumulated deficit of $3,849,422.

Three and Six Months Ended June 30, 2008 and 2007

     The Company had no revenues in the three and six months ended June 30, 2008 and June 30, 2007. Our expenses increased 88% to $17,080 in the three months ended June 30, 2008, from $9,102 in the same period in 2007.

     Our expenses increased 106% to $31,886 in the six months ended June 30, 2008, from $15,453 in the same period in 2007. This increase of $16,433 for the six months ended June 30, 2008 compared to the same period in 2007 was primarily attributable to an increase in professional fees.

     Interest income decreased 89% to $90 in the three months ended June 30, 2008, from $852 during the same period in 2007, reflecting lower than average cash balances maintained during most of the second quarterly period in 2008. For the six months ended June 30, 2008 and in the same period in 2007, interest income has decreased 79% to $352 from $1,694, reflecting lower than average cash balances maintained during most of the first two fiscal quarterly periods in 2008.

     We incurred net losses of $16,990 and $8,250 during the three months ended June 30, 2008 and in the same period in 2007, respectively and we also incurred net losses of $31,534 and $13,759 for the six months ended June 30, 2008 and June 30, 2007.

Liquidity and Capital Resources

     As at June 30, 2008, the Company had a cash balance of $15,418. The Company has financed its operations primarily from cash on hand and funds for private placement during the six month period ending June 30, 2008.

     Net cash flows used in operating activities was $30,888 for the six month period ending June 30, 2008, compared to net cash provided of $64,847 for the same period in 2007.

     On July 28, 2008, the Company completed a $3,225,000 self-directed private placement. The Private Placement consisted of the sale of 6,450,000 units at a price of $0.50 per Unit or $3,225,000 in the aggregate. The Units were offered and sold to a total of 6 accredited investors. Each unit consisted of one share of the Company’s common stock, one Series A Warrant to purchase a share of common stock at $0.60 per share for a period of 18 months from the date of issuance and one Series B Warrant to purchase a share of common stock at $0.75 per share for a period of 24 months from the date of issuance.

Plan of Operation

     The Company is currently seeking to augment its position in technology based services through the acquisition of and or joint venture with, other technology based ventures. Additionally, the Company is engaged in the development of search engine optimization, and search engine results-positioning and marketing services.

     The Company’s principal source of liquidity is cash in bank and proceeds from a self-directed private placement, which we anticipate will be sufficient to fund our operations for the next twelve months. The Company's future funding requirements will depend on numerous factors, including the time and investment required to source out and invest in promising technology-based ventures, to recruit and train qualified management personnel and the Company's ability to compete against other, better capitalized corporations in similar businesses.

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

Related Party Transactions

Management fees: During the three months and six months ended June 30, 2008, the Company paid $nil (2007: $nil) and $1,500 (2007: $nil) in management fees to directors respectively.

Accounts Payable: As of June 30, 2008, the Company owed $23,812 (December 31, 2007: $23,812) for outstanding management fees to a director, which is included in accounts payable - related parties.

Rent: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. The Company paid rent of $2,079 (2007: $1,896) and $4,197 (2007: $3,687) for the three months and six months ended June 30, 2008 respectively.

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

Recent Accounting Pronouncements

     In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Arrangements, that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent.,

Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for financial statements beginning after December 15, 2008 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is evaluating the impact, if any,the adoption of this consensus will have on the results of operations, financial position or cash flows.

     In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”, and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

     In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources for generally accepted accounting principles (“GAAP”) in the U.S. and lists the categories in descending order. An entity should follow the highest category of GAAP applicable for each of its accounting transactions. The adoption will not have a material effect on the Company’s consolidated financial statements.

     In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)” (previously FSP APB 14-a), which will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of FSP No. APB 14-1 on the Company’s consolidated financial statements.

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

ITEM 4. Controls and Procedures Disclosure controls and procedures.

     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of June 30, 2008 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting.

     There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

(b) Reports on Form 8-K None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of August, 2008.

Entheos Technologies, Inc.
(Registrant)

Date	Signature	Title

August 13, 2008	/s/ Harmel Rayat	Director, President, CEO
	Harmel Rayat	Chief Financial Officer,
Principal Accounting Officer

August 13, 2008	/s/ Tim Luu	Director, Secretary, Treasurer
Tim Luu