Form 10-Q
period 2008-09-30
ENTHEOS TECHNOLOGIES INC
filed 2008-11-19
CIK 1016708

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:  000-30156
____________________

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES
 (Exact name of registrant as specified in its charter)

Nevada	98-0170247
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Suite 1000-888 3rd Street S/W Calgary, Alberta	T2P 5C5
(Address of principal executive offices)	(Zip Code)

403-444-6418
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by

Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.)  Yes ☐   No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 63,075,122 shares of Common Stock, par value $0.00001, were outstanding on November 13, 2008.

ENTHEOS TECHNOLOGIES, INC.
FORM 10-Q, QUARTER ENDED SEPTEMBER 30, 2008

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
September 30, 2008 and December 31, 2007
(Unaudited)

	September 30,	December 31,
(Expressed in U. S. Dollars)	2008	2007

ASSETS
Current assets
Cash	$2,859,798	$46,306
Prepaid expenses	720	-
Total current assets	2,860,518	46,306

Oil and gas properties - net, proven wells (Note 4)	279,565	-

Total assets	$3,140,083	$46,306

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$9,643	$1,300
Accounts payable - related parties (Note 5)	-	23,812

Total liabilities	9,643	25,112

STOCKHOLDERS' EQUITY

Stockholders' Equity
Preferred stock:$0.0001 par value: Authorized: 10,000,000 shares Issued and outstanding: nil	-	-
Common stock: $0.00001 par value; Authorized: 200,000,000 shares Issued and outstanding: 63,075,122 shares (2007: 56,625,122)	631	566
Additional paid-in capital	7,091,028	3,838,516
Accumulated deficit	(3,961,219)	(3,817,888)

Total stockholders' equity	3,130,440	21,194

Total liabilities and stockholders' equity	$3,140,083	$46,306

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended September 30, 2008 and 2007
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Expressed in U. S. Dollars)	2008	2007	2008	2007

Revenue	$-	$-	$-	$-

Expenses
Impairment of oil and natural gas properties	53,800	-	53,800	-
Management and Directors fees - related party (Note 5)	12,266	-	13,766	-
Consulting fee	-	-	4,250	-
Professional fees - accounting and legal	30,726	1,014	48,418	6,395
Rent	1,832	1,983	6,029	5,670
General and administrative	3,939	302	7,537	5,364
Office supplies	159	1,703	525	2,910
Investor relations	7,000	-	7,000	-
Travel	8,007	-	8,007	-

	117,729	5,002	149,332	20,339

Operating Loss	(117,729)	(5,002)	(149,332)	(20,339)

Other income (expense)
Interest, bank charges and foreign exchange	(35)	(131)	(318)	(247)
Interest income	5,967	706	6,319	2,400
	5,932	575	6,001	2,153

Net loss available to common shareholders	$(111,797)	$(4,427)	$(143,331)	$(18,186)

Loss per common share - basic and diluted	$(0)	$(0)	$(0)	$(0)

Weighted average number of common shares outstanding - basic and diluted	61,112,079	96,625,122	58,131,691	96,625,122

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
for the nine months ended September 30, 2008 and year ended December 31, 2007
(Unaudited)

						Accumulated other	Total
	Common Stock		Additional	Accumulated	Comprehensive	comprehensive	Stockholder's
(Expressed in U. S. Dollars)	Shares	Amount	paid-in capital	earnings (deficit)	income (loss)	income	Equity

Balance, December 31, 2006	96,625,122	$966	$3,838,116	$(3,793,206)	$-	$-	$45,876

Cancellation of common shares at $0.0033 per share	(40,000,000)	(400)	400				-

Components of comprehensive income
- Loss, year ended December 31, 2007	-	-	-	(24,682)	(24,682)	-	(24,682)

Total comprehensive loss					(24,682)

Balance, December 31, 2007	56,625,122	566	3,838,516	(3,817,888)		-	21,194

Units issued for cash and legal services at $0.50 per share in July 2008	6,450,000	65	3,224,935				3,225,000

Stock based compensation expense			2,766				2,766

Settlement of related party payables			24,811				24,811

Components of comprehensive income
- Loss, nine months ended September 30, 2008	-	-	-	(143,331)	(143,331)	-	(143,331)

Total comprehensive loss					$(143,331)

Balance, September 30, 2008	63,075,122	$631	$7,091,028	$(3,961,219)		$-	$3,130,440

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2008 and 2007
(Unaudited)

(Expressed in U. S. Dollars)	2008	2007

Cash flows from (used in) operating activities
Net loss	$(143,331)	$(18,186)
Impairment of oil and natural gas properties	53,800	-
Stock-based compensation	2,766	-
Stock issued for legal services	25,000	-
Change in non-cash working capital item:	-	-
Decrease in accounts receivable - related parties	-	84,088
Increase in prepaid assets	(720)
Increase (Decrease) in accounts payable & accrued payable	9,342	(8,564)
Net cash flows provided by (used in) operating activities	(53,143)	57,338

Cash flows from investing activities
Acquisition of oil and gas properties	(333,365)	-
Net cash used in investing activities	(333,365)	-

Cash flows from financing activities
Proceeds from issuance of common stock, net	3,200,000	-
Net cash provided by financing activities	3,200,000	-

Increase in cash	2,813,492	57,338

Cash, beginning of period	46,306	178
Cash, end of period	$2,859,798	$57,516

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-
Settlement of related party payables	$24,811	$-

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2008

(Expressed in US Dollars)

Note 1. Organization and Nature of Operations

Entheos Technologies, Inc. (“the Company”) is a small independent oil and gas production company with a focus on non-operating, small working interest participation in producing and the re-development/ recompletion of oil and gas wells. In September 2008, the Company acquired a 21.75% working interest (16.3125% net revenue interest) in the Cooke #6 well located at the Cooke Ranch field in La Salle County, Texas which has been producing oil and gas from the Escondido formation since 2007. In September 2008, the Company acquired a 20.00% working interest (15.00% net revenue interest) in Onnie Ray #1 Well in Lee County, Texas and the Stahl #1 Well in Fayette County, Texas which were subsequently re-entered and are producing gas from the Austin Chalk formation and a 20.00% working interest (15.00% net revenue interest) in the Haile #1 Well in Frio County, Texas which is currently scheduled for re-entry operations.

Incorporated under the laws of the State of Nevada, the Company has an authorized capital of 200,000,000 shares of $0.00001 par value common stock, of which 63,075,122 shares are outstanding and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

From 2002 until September 2008, through our wholly-owned subsidiary Email Solutions, Inc., the Company served as an Application Service Provider (“ASP”) providing reliable, real time, high volume outsourced email and search engine optimization services. Due to the limited success of the ASP business, management decided that it was in the best interest to abandon the Application Service Provider business and focus on identifying undervalued oil and gas opportunities for acquisition, development and exploration. The assets and liabilities, the results of operations and cash flows related to the ASP business were not classified as discontinued operations as the amounts were not significant.

The Company has incurred net operating losses since inception. The Company faces different types of risks, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern. The Company’s consolidated financial statements do not reflect any adjustments that may result from the outcome of this uncertainty. The Company expects to incur losses from its business operations and will require additional funding during 2011. The future of the Company hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

To meet these objectives, the Company completed a private placement for gross proceeds of $3,200,000 on July 28, 2008. Management believes that its current and future plans enable it to continue operations through December 31, 2009. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Note 2. Accounting Policies

Presentation of Interim Information
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management of the Company, include all adjustments (which were normal, recurring in nature) considered necessary to present fairly the consolidated financial position as of September 30, 2008 and December 31, 2007, the consolidated results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007. These results have been determined on the basis of generally accepted accounting principles and applied consistently with those used in the preparation of the Company’s 2007 Annual Report on Form 10-KSB.

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

Estimates
The more significant reporting areas impacted by management’s judgments and estimates are crude oil and natural gas reserve estimation, impairment of assets, and oil and gas sales revenue accruals. Management’s judgments and estimates in these areas are based on information available from both internal and external sources, including engineers, geologists, consultants and historical experience in similar matters. Actual results could differ from the estimates as additional information becomes known. The oil and gas sales revenue accrual is particularly subject to estimates due to the Company’s status as a non-operator on all of its properties. Production information obtained from well operators is substantially delayed. This causes the estimation of recent production, used in the oil and gas revenue accrual, to be subject to some variations.

Full Cost Method of Accounting
The Company has elected to utilize the full cost method of accounting for its oil and gas activities. In accordance with the full-cost method of accounting, all costs associated with the exploration, development and acquisition of oil and natural gas properties, including salaries, benefits and other internal costs directly attributable to these activities are capitalized.  For the nine month period ending September 30, 2008 the company recorded $333,365 in capitalized oil and gas property costs.

The full-cost method follows guidance provided in SEC Regulation S-X Rule 4-10, where impairment is determined by the “ceiling test,” whereby to the extent that such capitalized costs subject to amortization in the full-cost pool (net of accumulated depletion, depreciation and amortization, prior impairments, and related tax effects) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to expense.  Once incurred, an impairment of oil and natural gas properties is not reversible at a later date.  A ceiling test impairment could result in a significant loss for a reporting period; however, future depletion expense would be correspondingly reduced. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with the Company’s quarterly and annual SEC filings. The Company performed the ceiling test for the quarter ended September 30, 2008 and determined that an impairment of $53,800 was required.

Revenue Recognition
All revenues are derived from the sale of produced crude oil and natural gas.  Payment for the revenue, net of related taxes and lease operating expenses, is received from the operator of the wells approximately 45 days after the month of delivery.  Due to the recent acquisition of working interest in oil properties, the Company has not received a revenue and expense summary from the operators. With the lack of this information or historical operating results, management has no basis for developing a reasonable estimate.  Accordingly, no revenue or expense was recognized as of September 30, 2008.  As the Company accumulate operating result history, management will establish a methodology for estimations in order to accrue revenue and expenses in the month earned.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 (FSP FAS 157-1), which excludes SFAS No. 13, “Accounting for Leases” and certain other accounting pronouncements that address fair value measurements under SFAS 13, from the scope of SFAS 157. In February 2008, the FASB issued FASB Staff Position No. 157-2 (FSP 157-2), which provides a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is required to adopt SFAS 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 on January 1, 2009, the beginning of its fiscal year 2009.  The Company does not expect the application of SFAS No. 157 to have a material effect on the Company’s consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 is effective immediately and will apply to the Company upon adoption of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to FASB No. 115” (SFAS 159). Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply more complex hedge accounting provisions.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company did not elect the fair value option for any of its existing financial assets or financial liabilities; therefore, this statement did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share”.   EITF 03-06-1 did not have any impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company must adopt SFAS 160 on January 1, 2009, the beginning of its fiscal year 2009.  The Company does not expect the application of SFAS No. 160 to have a material effect on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company must adopt SFAS 141R on January 1, 2009, the beginning of its fiscal year 2009.  The Company does not expect the application of SFAS 141R to have a material effect on the consolidated financial statements.

Note 3. Earnings Per Share

Basic earnings or loss per common share is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable. All loss per share amounts in the financial statements are basic loss per share because the inclusion of stock options and warrants outstanding would be antidilutive. The computation of basic and diluted loss per share is as follows at September 30, 2008:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Numerator - net loss available to common stockholders	$(111,797)	$(4,427)	$(143,331)	$(18,186)

Denominator - weighted average number of common shares outstanding	61,112,079	96,625,122	58,131,691	96,625,122

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Note 4. Oil and Gas Properties

In September 2008, the Company acquired a 21.75% working interest (16.3125% net revenue interest) in the Cooke #6 well located at the Cooke Ranch field in La Salle County, Texas which has been producing oil and gas from the Escondido formation since 2007. In September 2008, the Company acquired a 20.00% working interest (15.00% net revenue interest) in Onnie Ray #1 Well in Lee County, Texas and the Stahl #1 Well in Fayette County, Texas which were subsequently re-entered and are producing gas from the Austin Chalk formation and a 20.00% working interest (15.00% net revenue interest) in the Haile #1 Well in Frio County, Texas which is currently scheduled for re-entry operations.

Capitalized costs associated with oil and gas properties as of September 30, 2008 can be summarized as follows:

	Acquisition Costs	Exploration Costs	Development Costs	Total
Cooke #6	$181,535	$-	$-	$181,535
Onnie Ray #1	37,400	-	-	37,400
Haile #1	77,015	-	-	77,015
Stahl #1	37,415	-	-	37,415
	333,365	-	-	333,365

Impairment of oil properties				(53,800)

Net capitalized costs				$279,565

Note 5. Related Party Transactions

Management fees:  During the three months and nine months ended September 30, 2008, the Company paid $11,000 (2007: $nil) and $1,500 (2007: $1,500) in management fees to directors respectively.

Accounts payable – related party:  As of September 1, 2008, the Company settled all amounts owed a former director and majority shareholder.  The outstanding management fees of $23,812 (December 31, 2007: $23,812) were written-off to additional-paid-in-capital.

Rent: Until August 31, 2008, the Company’s administrative office was located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. This premise is owned by a private corporation controlled by a former director and majority shareholder. The Company paid rent of $1,371 (2007: $1,983) and $5,568 (2007: $5,670) for the three months and nine months ended September 30, 2008. Effective September 1, 2008, the Company closed its administrative office in Vancouver, British Columbia, Canada, terminating all of its employees.  There were no severance arrangements with any of the terminated employees.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Note 6. Share Capital

On December 31, 2007, 40,000,000 common shares owned by Mr. Harmel S. Rayat, a director and major shareholder of the Company, originally subscribed for at $0.0033 each were returned to the Company for cancellation and for no consideration.

On July 28, 2008, the Company completed a $3,200,000 self-directed private placement.  The Private Placement consisted of the sale of 6,450,000 units at a price of $0.50 per Unit. The Units were offered and sold to a total of 6 accredited investors. In addition, 50,000 units were issued for payment of legal services of $25,000. Each unit consisted of one share of the Company’s common stock, one Series A Warrant to purchase a share of common stock at $0.60 per share for a period of 18 months from the date of issuance and one Series B Warrant to purchase a share of common stock at $0.75 per share for a period of 24 months from the date of issuance.

The portion of the proceeds from the private placement allocated to the warrants was $810,852 to Series A warrants and $842,511 to Series B warrants.

Note 7. Stock Options

On September 12, 2008, the Company granted options to four directors to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $1.00 each. The options vest over a 5 year period resulting in 40,000 shares vesting annually starting from September 12, 2009.

The fair value of the 200,000 options granted was estimated at $0.73 each, for a total of amount of $145,346, by using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, expected volatility of 195.38%, risk-free interest rates of 2.97%, and expected lives of 5 years.

During the nine months ended September 30, 2008, compensation expense of $2,766 (2007: nil) was recognized.  As the Company has had no options outstanding since December 31, 2007, no stock-based compensation has been recognized until the grant on September 12, 2008. The Company had $142,581 of total unrecognized compensation cost related to unvested stock options as of September 30, 2008.

Summary of employee stock option information for the nine months ended September 30, 2008 and year ended December 31, 2007, is as follows:

	Number of Options	Weighted average exercise price
Options outstanding and exercisable at December 31, 2006	7,230,000	$0.01
Options cancelled	(7,230,000)	0.01
Options outstanding and exercisable at December 31, 2007	-
Options granted	200,000	1.00
Options outstanding at September 30, 2008	200,000

Exercisable at September 30, 2008	0

Note 8. Warrants

As of September 30, 2008 there were 6,450,000 Series A warrants outstanding and 6,450,000 Series B warrants outstanding (Note 6).  Each Series A Warrant entitles the holder to purchase one share of the common stock at $0.60 per share for a period of 18 months from the date of issuance and each Series B Warrant entitles the holder to purchase a share of common stock at $0.75 per share for a period of 24 months from the date of issuance.

The fair value of the Series A warrants was $810,851 and was estimated using the Black-Scholes option pricing model with assumptions as follows:

Risk free interest rate	2.435%
Expected life	1.5 years
Expected volatility	96.15%
Dividend per share	$0.00

The fair value of the Series B warrants was $842,511 and was estimated using the Black-Scholes option pricing model with assumptions as follows:

Risk free interest rate	2.590%
Expected life	2 years
Expected volatility	100.76%
Dividend per share	$0.00

Note 9. Subsequent Events

On October 31, 2008 the Company purchased an interest in an oil well, Pearce #1, in Texas, with a 20% non-operator working interest, 15% net revenue interest for $67,200 with cash on hand.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three and nine months ending September 30, 2008, this report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations,”  “Business,” “Properties,” as well as in this report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

Overview

The Company is a small independent oil and gas production company with a focus on participation in producing and the re-development/ recompletion of oil and gas wells. In September 2008, the Company acquired a 21.75% working interest (16.3125% net revenue interest) in the Cooke #6 well located at the Cooke Ranch field in La Salle County, Texas which has been producing oil and gas from the Escondido formation since 2007. In September 2008, the company acquired a 20.00% working interest (15.00% net revenue interest) in Onnie Ray #1 Well in Lee County, Texas and the Stahl #1 Well in Fayette County, Texas which were subsequently re-entered and are producing gas from the Austin Chalk formation and a 20.00% working interest (15.00% net revenue interest) in the Haile #1 Well in Frio County, Texas which is currently scheduled for re-entry operations.

Incorporated under the laws of the State of Nevada, the Company has an authorized capital of 200,000,000 shares of $0.00001 par value common stock, of which 63,075,122 shares are outstanding and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

From 2002 until September 2008, through our wholly-owned subsidiary Email Solutions, Inc., the Company served as an Application Service Provider (“ASP”) providing reliable, real time, high volume outsourced email and search engine optimization services. Due to the limited success of our ASP business, management decided that it was in the best interest of our stockholders to abandon the Application Service Provider business and focus on identifying undervalued oil and gas opportunities for acquisition, development and exploration. The assets and liabilities, the results of operations and cash flows related to the ASP business were not classified as discontinued operations as the amounts were not significant.

Critical Accounting Policies

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. However, the accounting principles used by the Company generally do not change the Company’s reported cash flows or liquidity. Generally, accounting rules do not involve a selection among alternatives, but involve a selection of the appropriate policies for applying the basic principles. Interpretation of the existing rules must be done and judgments made on how the specifics of a given rule apply to the Company.

The more significant reporting areas impacted by management’s judgments and estimates are crude oil and natural gas reserve estimation, impairment of assets, and oil and gas sales revenue accruals. Management’s judgments and estimates in these areas are based on information available from both internal and external sources, including engineers, geologists, consultants and historical experience in similar matters. Actual results could differ from the estimates as additional information becomes known. The oil and gas sales revenue accrual is particularly subject to estimates due to the Company’s status as a non-operator on all of its properties. Production information obtained from well operators is substantially delayed. This causes the estimation of recent production, used in the oil and gas revenue accrual, to be subject to some variations.

Full Cost Method of Accounting
The Company has elected to utilize the full cost method of accounting for its oil and gas activities. In accordance with the full-cost method of accounting, all costs associated with the exploration, development and acquisition of oil and natural gas properties, including salaries, benefits and other internal costs directly attributable to these activities are capitalized.  For the nine month period ending September 30, 2008 the company recorded $333,365 in capitalized oil and gas property costs.

The full-cost method follows guidance provided in SEC Regulation S-X Rule 4-10, where impairment is determined by the “ceiling test,” whereby to the extent that such capitalized costs subject to amortization in the full-cost pool (net of accumulated depletion, depreciation and amortization, prior impairments, and related tax effects) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to expense.  Once incurred, an impairment of oil and natural gas properties is not reversible at a later date.  A ceiling test impairment could result in a significant loss for a reporting period; however, future depletion expense would be correspondingly reduced. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with the Company’s quarterly and annual SEC filings. The Company performed the ceiling test for the quarter ended September 30, 2008 and determined that no impairment was required.

Revenue Recognition
All revenues are derived from the sale of produced crude oil and natural gas.  Payment for the revenue, net of related taxes and lease operating expenses, is received from the operator of the wells approximately 45 days after the month of delivery.  Due to our recent acquisition of working interest in oil properties, we have not received a revenue and expense summary from the operators. With the lack of this information or historical operating results, management has no basis for developing a reasonable estimate.  Accordingly, no revenue or expense was recognized as of September 30, 2008.  As the Company accumulate operating result history, management will establish a methodology for estimations in order to accrue revenue and expenses in the month earned.

Liquidity and Capital Resources

As of September 30, 2008, the Company had a cash balance of $2,859,798. The Company has financed its operations primarily from cash on hand and funds from the July 28, 2008 private placement.

Net cash flows used in operating activities was ($53,143) for the nine month period ending September 30, 2008, compared to net cash provided of $57,338 for the same period in 2007.

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

Related Party Transactions

Management fees:  During the three months and nine months ended September 30, 2008, the Company paid $11,000 (2007: $nil) and $1,500 (2007: $1,500) in management fees to directors respectively.

Accounts payable – related party:  As of September 1, 2008, the Company settled all amounts owed a former director and majority shareholder for $23,812 outstanding for management fees (December 31, 2007: $23,812).  The amount outstanding was written-off to additional-paid-in-capital.

Rent: Until August 31, 2008, the Company’s administrative office was located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. This premise is owned by a private corporation controlled by a former director and majority shareholder. The Company paid rent of $1,371 (2007: $1,983) and $5,568 (2007: $5,670) for the three months and nine months ended September 30, 2008. Effective September 1, 2008, the Company closed its administrative office in Vancouver, British Columbia, Canada, terminating all of its employees.  There were no severance arrangements with any of the terminated employees.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements in this Form 10-Q.

ITEM 4. Controls and Procedures

Disclosure controls and procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of September 30, 2008 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 14th day of November, 2008.

Entheos Technologies, Inc.
(Registrant)

Date	Signature	Title

November 14, 2008	/s/ Derek Cooper	Director, President, CEO
Derek Cooper

November 14, 2008	/s/ Frank Fabio	Cheif Financial Officer and Secretary
Frank Fabio