Form 10-K
period 2008-12-31
ENTHEOS TECHNOLOGIES INC
filed 2009-04-15
CIK 1016708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-30156

ENTHEOS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0170247
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

888 3rd Street SW, Suite 1000, Calgary, Alberta, Canada	T2P 5C5
(Address of principal executive offices)	(Zip Code)

(403) 444-6418
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $0.00001 par value	OTC Bulletin Board (OTCBB) (OTCBB)

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Check one:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2008 as reported on the OTC Bulletin Board was $28,878,812.

As of April 9, 2009, there were 63,075,122 shares of the registrant’s Common Stock outstanding.

Documents incorporated by reference:  None.

ENTHEOS TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

PART I

ITEM 1.  BUSINESS.

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-K for the fiscal year ending December 31, 2008, contain forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “could,” “might,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations,”  “Business,” “Properties,” as well as in this report generally.

The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company. The reader is cautioned that no statements contained in this Form 10-K should be construed as a guarantee or assurance of future performance or results. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks described in this report and matters described in this report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.  These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-K and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

The Company

Incorporated under the laws of the State of Nevada, Entheos Technologies, Inc. (“the Company” “we” “us” and “our”) has an authorized capital of 200,000,000 shares of $0.00001 par value common stock, of which 63,075,122 shares are outstanding and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

From 2002 until September 2008, through its wholly-owned subsidiary Email Solutions, Inc., the Company served as an Application Service Provider (“ASP”) providing reliable, real time, high volume outsourced email and search engine optimization services. Due to the limited success of the ASP business, management decided that it was in the best interest to abandon the Application Service Provider business and focus on identifying undervalued oil and gas opportunities for acquisition, development and exploration. The assets and liabilities, the results of operations and cash flows related to the ASP business were not classified as discontinued operations as the amounts were not significant.

Our principal executive offices are located at 888-3rd Street SW, Suite 1000, Calgary Alberta, Canada T2P 5C5.  Our telephone number is (403) 444-6418.

As we are a smaller reporting company, certain disclosures otherwise required to be made in a Form 10-K are not required to be made by the Company.

Description of Business

We are a small independent diversified energy company engaged in the acquisition and development of crude oil and natural gas interests in the United States.  We pursue oil and gas prospects in partnership with oil and gas companies with exploration, development and production expertise.  We currently have a non-operating, minority working interest in five properties.  Our prospect areas consist of land in La Salle County, Lee County, Fayette County and Frio County, Texas.  Currently four of the five wells in which we have a minority working interest are producing.  We currently do not operate any of the wells in which we have an interest.

Strategy

Subject to economic conditions affecting the oil and gas industry, our strategy is to identify and acquire (i) low risk in-field oil and gas rights that are primarily developmental in nature that offset existing production and (ii) energy services companies that when combined with our management expertise in that area will display strong top line growth and cash flows.  Although to date we have acquired minority working interests we will, if the appropriate properties are available to us on terms acceptable to us, acquire controlling interests as well.

Acquisition of Oil & Gas Properties

In September 2008, the Company acquired a 21.75% working interest (16.3125% net revenue interest) in the Cooke #6 well located at the Cooke Ranch field in La Salle County, Texas which has been producing oil and gas from the Escondido formation since 2007.  In September 2008, the Company acquired a 20.00% working interest (15.00% net revenue interest) in Onnie Ray #1 Well in Lee County, Texas and the Stahl #1 Well in Fayette County, Texas which were subsequently re-entered and are producing oil and gas from the Austin Chalk formation and a 20.00% working interest (15.00% net revenue interest) in the Haile #1 Well in Frio County, Texas which is currently scheduled for re-entry operations.  On October 31, 2008 we acquired a 20.00% working interest (15.00% net revenue interest) in Pearce #1 Well in Frio County, Texas which is currently producing oil from the Austin Chalk formation.

Capitalized costs associated with the property acquisitions are as follows:

	Acquisition Costs	Exploration Costs	Development Costs	Total
Cooke #6	$181,535	$-	$-	$181,535
Onnie Ray #1	14,800	7,000	41,857	63,657
Haile #1	16,071	57,675	-	73,746
Stahl #1	15,215	7,000	35,141	57,356
Pearce #1	6,978	11,200	47,556	65,734
	$234,599	$82,875	$124,554	$442,028

Geologic Background

Escondido Formation
The Escondido formation, where Cooke #6 is located, is a regional producer spanning several counties in South Texas.  There are many Escondido oil and gas fields which have produced anywhere from 600,000 to 3,100,000 barrels of oil and the gas fields have produced up to 18 BCF of gas.

Austin Chalk Formation
Giddings is a main producing field of the Austin Chalk formation consisting of fractured carbonate, which is where our Onnie Ray #1 and Stahl #1 wells are located.  This formation covers central Texas, parts of Mexico and even into northwest Louisiana.  The Austin Chalk in central Texas has been and continues to be explored and developed for its oil and gas potential by companies such as Anadarko Petroleum Corporation, Chesapeake Energy Corporation, and Exxon Mobil Corporation.

Haile #1 and Pearce #1 wells are located within the Pearsall Austin Chalk field which is south west of the Giddings field and is also a significant historic producer.  The Pearsall field has been and continues to be explored and developed much like the Giddings fields to the North.

Production and Reserve Estimate Status

The acquisition date and production status of the Company’s oil and gas properties is summarized as follows:

Month
	Acquisition	Production
	Date	Started
Proven Developed Properties:
Cooke #6	9/1/2008	Dec-07
Onnie Ray #1	9/12/2008	Oct-08
Stahl #1	9/12/2008	Oct-08
Pearce #1	10/31/2008	Dec-08
Unproven Properties:
Haile #1	9/12/2008	-

The four reservoirs classified as proven developed properties is based on Securities and Exchange Commission (“SEC”) Regulation S-X Rule 4-10 “reservoirs are considered proved if economic producibility is supported by either actual production or a conclusive formation test.”  These wells are supported by actual production.  The Company has not yet obtained reserve studies providing proved reserve quantities due to the recentness of the acquisition of these properties and due to the wells still being in their initial testing phase.  Management is assessing and compiling production data to determine the need for reserves studies going forward.

The unproven property, Haile, is also classified according to guidelines set forth by SEC Regulation S-X Rule 4-10.  The well is not currently supported by actual production nor are there defined engineering reserve studies for this well. An exploratory drilling program was started in early 2009 to complete a new unproven upper zone of this well.

Research and Development Expenditures

Since inception, we have not incurred any expenditures in research or development.

Marketing of Production

Sale of Crude Oil and Natural Gas

Our production consists of natural gas and crude that is marketed by the well site Operators.  We sell our crude oil and condensate production at or near the well-site, although in some cases it is gathered by us or others and delivered to a central point of sale. Our crude oil and condensate production is transported by truck or by pipeline and is typically committed to arrangements having a term of one year or less. We have not engaged in crude oil hedging or trading activities. We have not engaged in natural gas hedging or futures trading, nor do we have any long term contracts to sell our production.

Sales of crude oil totaled $8,199 (114.9 bbl) for fiscal 2008 which represented 60% of our total oil and gas revenues for the year ended December 31, 2008.  Sales of natural gas totaled $5,571 for 2008 (746.6 mcf).

Price Considerations

Crude oil prices are established in a highly liquid, international market, with average crude oil prices that we receive generally fluctuating with changes in the futures price established on the NYMEX for West Texas Intermediate Crude Oil (“NYMEX-WTI”). The average crude oil price per Bbl received by us in fiscal 2008 was $71.35.

Natural gas and natural gas liquids prices in the geographical areas in which we operate are closely tied to established price indices which are heavily influenced by national and regional supply and demand factors and the futures price per MMBtu for natural gas delivered at Henry Hub, Louisiana established on the NYMEX (“NYMEX-Henry Hub”). At times, these indices correlate closely with the NYMEX-Henry Hub price, but often there are significant variances between the NYMEX-Henry Hub price and the indices used to price our natural gas. Average natural gas prices received by us in each of our operating areas generally fluctuate with changes in these established indices. The average natural gas price per Mcf received by us in fiscal 2008 was $7.46.

Governmental Regulations

Our operations are affected from time to time in varying degrees by political developments and U.S. federal, state, and local laws and regulations. In particular, natural gas and crude oil production and related operations are, or have been, subject to price controls, taxes and other laws and regulations relating to the industry. Failure to comply with such laws and regulations can result in substantial penalties. The regulatory burden on the industry increases our cost of doing business and affects our profitability. Although we believe we are in substantial compliance with all applicable laws and regulations, such laws and regulations are frequently amended or reinterpreted so we are unable to predict the future cost or impact of complying with such laws and regulations.

Environmental Matters

Our natural gas and crude oil exploration, development and production operations are subject to stringent U.S. federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies, such as the U.S. Environmental Protection Agency (“EPA”), issue regulations to implement and enforce such laws, and compliance is often difficult and costly. Failure to comply may result in substantial costs and expenses, including possible civil and criminal penalties. These laws and regulations may:

•	require the acquisition of a permit before drilling commences;
•	restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling, production and processing activities;
•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, frontier and other protected areas;
•	require remedial action to prevent pollution from former operations such as plugging abandoned wells; and
•	impose substantial liabilities for pollution resulting from operations.

In addition, these laws, rules and regulations may restrict the rate of natural gas and crude oil production below the rate that would otherwise exist. The regulatory burden on the industry increases the cost of doing business and consequently affects our profitability. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste handling, disposal or clean-up requirements could adversely affect our financial position, results of operations and cash flows. While we believe that we are in substantial compliance with current applicable environmental laws and regulations, and we have not experienced any materially adverse effect from compliance with these environmental requirements, we cannot assure you that this will continue in the future.

The U.S. Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the present or past owners or operators of the disposal site or sites where the release occurred and the companies that transported or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damages allegedly caused by the release of hazardous substances or other pollutants into the environment.  Furthermore, although petroleum, including natural gas and crude oil, is exempt from CERCLA, at least two courts have ruled that certain wastes associated with the production of crude oil may be classified as “hazardous substances” under CERCLA and thus such wastes may become subject to liability and regulation under CERCLA. State initiatives to further regulate the disposal of crude oil and natural gas wastes are also pending in certain states, and these various initiatives could have adverse impacts on us.

Stricter standards in environmental legislation may be imposed on the industry in the future. For instance, legislation has been proposed in the U.S. Congress from time to time that would reclassify certain exploration and production wastes as “hazardous wastes” and make the reclassified wastes subject to more stringent handling, disposal and clean-up restrictions. Compliance with environmental requirements generally could have a materially adverse effect upon our financial position, results of operations and cash flows.  Although we have not experienced any materially adverse effect from compliance with environmental requirements, we cannot assure you that this will continue in the future.

The U.S. Federal Water Pollution Control Act (“FWPCA”) imposes restrictions and strict controls regarding the discharge of produced waters and other petroleum wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters. The FWPCA and analogous state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of crude oil and other hazardous substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages. Federal effluent limitations guidelines prohibit the discharge of produced water and sand, and some other substances related to the natural gas and crude oil industry, into coastal waters. Although the costs to comply with zero discharge mandated under federal or state law may be significant, the entire industry will experience similar costs and we believe that these costs will not have a materially adverse impact on our financial condition and results of operations. Some oil and gas exploration and production facilities are required to obtain permits for their storm water discharges. Costs may be incurred in connection with treatment of wastewater or developing storm water pollution prevention plans.

The U.S. Resource Conservation and Recovery Act (“RCRA”), generally does not regulate most wastes generated by the exploration and production of natural gas and crude oil. RCRA specifically excludes from the definition of hazardous waste “drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy.” However, these wastes may be regulated by the EPA or state agencies as solid waste. Moreover, ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils, are regulated as hazardous wastes. Although the costs of managing solid hazardous waste may be significant, we do not expect to experience more burdensome costs than would be borne by similarly situated companies in the industry.

In addition, the U.S. Oil Pollution Act (“OPA”) requires owners and operators of facilities that could be the source of an oil spill into “waters of the United States,” a term defined to include rivers, creeks, wetlands and coastal waters, to adopt and implement plans and procedures to prevent any spill of oil into any waters of the United States. OPA also requires affected facility owners and operators to demonstrate that they have at least $35 million in financial resources to pay for the costs of cleaning up an oil spill and compensating any parties damaged by an oil spill. Substantial civil and criminal fines and penalties can be imposed for violations of OPA and other environmental statutes.

Competition

The oil and gas industry is highly competitive.  We compete with major oil companies, large and small independents, and individuals for the acquisition of leases and properties. Most competitors have financial and other resources which substantially exceed ours.  Resources of our competitors may allow them to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties or prospects than us. Our ability to replace and expand our reserves is dependent on our ability to select and acquire producing properties and prospects for future drilling.

Operations

Oil and gas properties are customarily operated under the terms of a joint operating agreement, which provides for reimbursement of the operator’s direct expenses and monthly per well supervision fees. Per well supervision fees vary widely depending on the geographic location and producing formation of the well, whether the well produces oil or gas and other factors. We are not the operator of our wells, which are operated by Bayshore Exploration Inc, and Leexus Oil LLC.  The operators charge the Company, without mark-up, for the Company’s working interest portion of the direct operating costs and overhead costs (which are comprised of administrative, supervision, office services and warehousing costs) that the operators incur with respect to our wells.

Employees

We currently have no full-time employees.  All of our activities are conducted through contracting geologists, engineers, operators and other oil and gas professionals.

GLOSSARY OF CERTAIN OIL AND GAS TERMS

The following is a description of the meanings of some of the natural gas and oil industry terms used in this filing:

“Bbl” means a barrel or barrels of oil.

“Btu” means British thermal unit, which means the quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

“Completion” means the installation of permanent equipment for the production of natural gas or oil.

“Condensate” means hydrocarbons naturally occurring in the gaseous phase in a reservoir that condense to become a liquid at the surface due to the change in pressure and temperature.

“Crude” means unrefined liquid petroleum.

“Gross acres” or “gross wells” refer to the total acres or wells, as the case may be, in which a working interest is owned.

“Mcf” means thousand cubic feet of natural gas.

“MMBtu” means one million Btus.

“Operator” refers to the individual or company responsible for the exploration, development and production of an oil or gas well or lease.

“Proved developed oil and gas reserves” refers to reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.  Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as “proved developed reserves” only after testing by a pilot project or after the operation of an installed program has confirmed through production responses that increased recovery will be achieved.

“Proved oil and gas reserves”  means the estimated quantities of crude oil, natural gas and natural gas liquids  which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions,  i.e., prices and costs as of the date the estimate is made.  Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test.  The area of a reservoir considered proved includes (a) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any, and (b) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data.  In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.  Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the “proved” classification when successful testing by a pilot project, or the operation of an installed program in the  reservoir, provides support for the engineering analysis on which the project or program was based.  Estimates  of proved  reserves do not include the following:  (a) oil that may become  available from known reservoirs but is classified separately as “indicated additional reserves”;  (b) crude oil, natural gas and natural gas liquids, the  recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics or economic factors;  (c) crude oil,  natural  gas and natural gas liquids that may occur in undrilled prospects; and (d) crude oil, natural gas and natural gas liquids  that may be recovered from oil shales, coal, gilsonite and other such sources.

“Proven properties” refers to properties containing proved reserves.

“Proved undeveloped reserves” refers to reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.  Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled.  Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation.  Proved undeveloped reserves may not include estimates attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

“Recompletion” means the completion for production of an existing well bore in another formation from that in which the well has been previously completed.

“Unproven properties” refers to properties containing no proved reserves.

“Working interest” refers to the operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production.

“Workover” means operations on a producing well to restore or increase production.

ITEM 2.  PROPERTIES.

We do not own any properties other than oil and gas properties acquired during 2008.  On September 10, 2008 we entered into a one year operating lease agreement with a non-affiliate for our corporate office, located at 888 3rd Street SW, Suite 1000, Calgary, AB  Canada T2P 5C5. The monthly rent is $315 CDN.

ITEM 3.  LEGAL PROCEEDINGS.

We are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Should any liabilities incur in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our financial position, results of operations or cash flow at this time. Furthermore, we do not believe that there are any proceedings to which any of our directors, officers, or affiliates, any owner of record of the beneficially or more than five percent of our common stock, or any associate of any such director, officer, affiliate, or security holder is a party adverse or has a material interest adverse to us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Stockholders (the “Annual Meeting”) of the Company was held on December 19, 2008, at which time the stockholders voted on the following proposals:

1.	The election of a board of directors to serve until the next Annual Meeting or until their respective successors is duly elected and has been qualified.

	Votes For	Votes Against	Votes Abstaining

Derek J. Cooper	32,678,620	0	0
Jeet Sidhu	32,678,620	0	0
Christian Hudson	32,678,620	0	0

2.	Ratifying the appointment of Peterson Sullivan LLP as our auditors for the fiscal year ending December 31, 2008.

Votes For	Votes Against	Votes Abstained

32,678,620	0	0

3.	RESOLVED, that the Company to amend the Articles of Incorporation to change the Company’s name to “Sterling Energy, Inc.”

Votes For	Votes Against	Votes Abstained

32,678,620	0	0

Note that the name of the Company has not been legally changed as of the date of this filing.

PART II

ITEM 5.  . MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "ETHT". The following table sets forth the high and low sale prices for the periods indicated:

Fiscal Year 2008	High ($)	Low ($)
Fourth Quarter	$1.15	$0.38
Third Quarter	$0.75	$0.38
Second Quarter	$0.55	$0.41
First Quarter	$0.82	$0.41
Fiscal Year 2007
Fourth Quarter	$0.85	$0.81
Third Quarter	$0.97	$0.62
Second Quarter	$0.69	$0.61
First Quarter	$1.40	$0.60

January 1, 2009 – April 8, 2009	0.51	0.41

On April 8, 2009 the closing price of our common stock as reported on the OTCBB was $0.50 per share.  As of April 8, 2009, there were approximately 329 stockholders of record of the Company's Common Stock.

Dividend Policy

We have not paid any dividends on our common stock and our board of directors presently intends to continue a policy of retaining earnings, if any, for use in our operations. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the board of directors in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. The Nevada Revised Statutes prohibit us from declaring dividends where, if after giving effect to the distribution of the dividend:

•	We would not be able to pay our debts as they become due in the usual course of business; or
•
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Except as set forth above, there are no restrictions that currently materially limit our ability to pay dividends or which we reasonably believe are likely to limit materially the future payment of dividends on common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	200,000	(1)	$1.00	119,800,000

Equity compensation plans not approved by security holders

Total	200,000	(1)	$1.00	119,800,000

(1)	50,000 were granted to our former CFO and were cancelled following his resignation on January 9, 2009.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Discussion and Analysis

The following discussion and analysis is based upon our  consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with our financial statements and related notes. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In addition, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those discussed in “Forward Looking Statements,” and elsewhere in this Form 10-K.

Overview

Entheos Technologies, Inc. (“the Company”) is a small independent diversified energy company engaged in the acquisition and development of crude oil and natural gas interests in the United States.  The Company pursues oil and gas prospects in partnership with oil and gas companies with exploration, development and production expertise.  The Company participates with a non-operating, minority working interest.  The Company’s prospect areas consist of land in La Salle County, Lee County, Fayette County and Frio County, Texas.

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

Our Oil and Gas Interests

The following table sets forth a summary of our current oil and gas interests:

Well	Location	Interest

Cooke #6	LaSalle County Texas	21.75% working interest (16.135% net revenue interest)
Stahl #1	Fayette County, Texas	20.00% working interest (15% net revenue interest)
Onnie Ray #1	Lee County, Texas	20.00% working interest (15% net revenue interest)
Haile #1	Frio County, Texas	20.00% working interest (15% net revenue interest)
Pearce #1	Frio County, Texas	20.00% working interest (15% net revenue interest)

Net capitalized costs associated with oil and gas properties as of December 31, 2008 can be summarized as follows:

	Acquisition Costs	Exploration Costs	Development Costs	Total

Cooke #6	$181,535	$-	$-	$181,535
Onnie Ray #1	14,800	7,000	41,857	63,657
Haile #1	16,071	57,675	-	73,746
Stahl #1	15,215	7,000	35,141	57,356
Pearce #1	6,978	11,200	47,556	65,734
	$234,599	$82,875	$124,554	$442,028

Impairment of oil properties				(93,444)

Oil and gas properties, net				$348,584

We plan to grow our business by acquiring (i) low risk in-field oil and gas rights that are primarily developmental in nature that offset existing production and (ii) energy services companies that when combined with our management expertise in that area will display strong top line growth and cash flows.  To date we have acquired only minority working interests.  We do not operate the wells in which we have an interest.

Since inception, we have funded our operations primarily from private placements of our common stock and debt issuances. The Company has recently incurred net operating losses and operating cash flow deficits.  It may continue to incur losses from operations and operating cash flow deficits in the future.  However, the Company believes its cash and cash equivalent balances, anticipated cash flows from operations and other external sources of credit will be sufficient to meet its cash requirements through March 2010.  The future of the Company after March 2010 will depend in large part on its ability to successfully generate cash flows from operations and raise capital from external sources to fund operations.

As of December 31, 2008, we generated revenues of $13,770 from operations of our new core business.  From inception to December 31, 2008 we have accumulated losses of approximately $4,083,000.  The Company completed a private placement for gross proceeds of $3,225,000 on July 28, 2008. Management believes that its current and future plans will enable it to continue operations through March 31, 2010.

Critical Accounting Policies

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period.  Management’s judgments and estimates in these areas are based on information available from both internal and external sources, including engineers, geologists, consultants and historical experience in similar matters. The more significant reporting areas impacted by management’s judgments and estimates are accruals related to oil and gas sales and expenses; estimates of future oil and gas reserves; estimates used in the impairment of oil and gas properties; and the estimated future timing and cost of asset retirement obligations.

Actual results could differ from the estimates as additional information becomes known. The carrying values of oil and gas properties are particularly susceptible to change in the near term.  Changes in the future estimated oil and gas reserves or the estimated future cash flows attributable to the reserves that are utilized for impairment analysis could have a significant impact on the future results of operations.

Full Cost Method of Accounting for Oil and Gas Properties

The Company has elected to utilize the full cost method of accounting for its oil and gas activities. In accordance with the full cost method of accounting, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs and related asset retirement costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves once proved reserves are determined to exist. The Company has not yet obtained reserve reports because of its recent acquisition of its oil and gas properties and because these properties recently began producing.  Management is assessing geographic and production data to determine the need for reserves studies.  At December 31, 2008, there were no capitalized costs subject to amortization.

Oil and gas properties without estimated proved reserves are not amortized until proved reserves associated with the properties can be determined or until impairment occurs. The cost of these properties is assessed quarterly, on a property-by-property basis, to determine whether the properties are recorded at the lower of cost or fair market value.  In determining whether such costs should be impaired, the Company evaluates historical experience, current drilling results, lease expiration dates, current oil and gas industry conditions, international economic conditions, capital availability, and available geological and geophysical information.  As a result of this analysis, the Company recorded an impairment of $93,444.  This impairment is similar to amortization and therefore is not added to the cost of properties being amortized.

Sales of oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.  The Company did not sell any properties during 2008 or 2007.

Full Cost Ceiling Test

At the end of each quarterly reporting period, the unamortized costs of oil and gas properties are subject to a “ceiling test” which basically limits capitalized costs to the sum of the estimated future net revenues from proved reserves, discounted at 10% per annum to present value, based on current economic and operating conditions, adjusted for related income tax effects.

Oil and Gas Revenues

The Company recognizes oil and gas revenues when oil and gas production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Delivery occurs and title is transferred when production has been delivered to a purchaser’s pipeline or truck. As a result of the numerous requirements necessary to gather information from purchasers or various measurement locations, calculate volumes produced, perform field and wellhead allocations and distribute and disburse funds to various working interest partners and royalty owners, the collection of revenues from oil and gas production may take up to 45 days following the month of production. Therefore, the Company may make accruals for revenues and accounts receivable based on estimates of its share of production. Since the settlement process may take 30 to 60 days following the month of actual production, its financial results may include estimates of production and revenues for the related time period. The Company will record any differences between the actual amounts ultimately received and the original estimates in the period they become finalized.  As of December 31, 2008, all revenue and expense information had been received from the operators so there was no estimated revenue or expense.

Asset Retirement Obligation

The Company has adopted the provisions of SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 amended SFAS 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” and, among other matters, addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, with the associated asset retirement cost capitalized as part of the related asset and allocated to expense over the asset’s useful life.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN No. 47”), Accounting for Conditional Asset Retirement Obligations. FIN No. 47 clarifies that a conditional asset retirement obligation, as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated.

The Company does not have material asset retirement obligations as of December 31, 2008 or 2007.

Variables and Trends

We have very limited history with respect to our acquisition and development of oil and gas properties.  In the event we are able to obtain the necessary financing to move forward with our business plan, we expect our expenses to increase significantly as we grow our business.  Accordingly, the comparison of the financial data for the periods presented may not be a meaningful indicator of our future performance and must be considered in light of these circumstances.

Results of Operations

The following table summarizes oil and gas sales activity for the Company’s share of well operations:

	For Years Ended December 31,
	2008	2007
Production Data:
Oil (bbl)	114.9	-
Natural gas (mcf)	746.6	-

Average Sales Price:
Oil (per bbl)	$71.35	-
Natural gas (per mcf)	$7.46	-

Revenues

Oil and gas sales were $13,770 in fiscal 2008 compared to $0 in fiscal 2007 due to the acquisition of minority working interest in oil and gas properties in September and October 2008.

Costs and Expenses

Oil and gas production expense were $9,080 in fiscal year 2008 compared to $0 in fiscal year 2007 as the company entered into the oil & gas industry in September 2008.

General and administrative expenses (“G&A”) were $190,693 in fiscal year 2008 and $27,610 in fiscal year 2007 for an increase of $163,083.  The change is primarily comprised of a $57,325 increase in legal and filing fees primarily due to the private placement in July 2008; an increase of $19,360 in stock option compensation expense as the Company issued its first stock option in several years, $14,520 of this total related to options granted to directors; an increase of $33,000 in fees paid to directors from $1,500 in fiscal year 2007 to $35,500 in fiscal year 2008 due to a change in director fee policy; an increase of $16,143 in contract accounting expense due to closing the Canadian office and an increase of $16,381 in audit fees.

Impairment of oil and gas properties was $93,444 in fiscal year 2008 and $0 in fiscal year 2007.  The impairment is a result of management’s review of capitalized costs compared to estimated fair market value.

Liquidity and Capital Resources

As of December 31, 2008, the Company had a cash balance of $2,734,591. The Company has financed its operations primarily from cash on hand and proceeds from the July 28, 2008 private placement.

Net cash flows used in operating activities was ($69,687) for the year ended December 31, 2008, compared to net cash provided of $46,128 for 2007 due to more activity in the business as they changed from an application service provider to an oil and gas company.

On July 28, 2008, the Company completed a $3,200,000 self-directed private placement.  The Private Placement consisted of the sale of 6,450,000 units at a price of $0.50 per Unit or $3,225,000 in the aggregate. The Units were offered and sold to a total of 6 investors, all of whom were accredited investors. Each unit consisted of one share of the Company’s common stock, one Series A Warrant to purchase a share of common stock at $0.60 per share for a period of 18 months from the date of issuance and one Series B Warrant to purchase a share of common stock at $0.75 per share for a period of 24 months from the date of issuance. In addition, 50,000 units were issued in payment of legal fees in the amount of $25,000.

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

Related Party Transactions

Executive Management:  For the year ended December 31, 2008, the Company incurred $10,000 in fees paid to the Derek Cooper the President, Chief Executive Officer and Chief Financial Officer of the Company.  In addition, during September 2008, the Company granted stock options to purchase 50,000 shares of common stock to Mr. Cooper.  For the year ended December 31, 2008, the Company recorded $4,840 as stock compensation expense related to this stock grant.

Director Fees: For the year ended December 31, 2008, the Company incurred $25,000 in board fees for non-employee directors of the Company.  During 2008, the Company granted a total of 150,000 options to purchase common stock to non-employee board members.  For the year ended December 31, 2008, the Company recorded $14,520 as stock compensation expense relating to these stock option grants.  During the year ended December 31, 2007, the Company paid management fees of $1,500 to the directors. There is no management or consulting agreements in effect.

Accounts payable – related party: As of September 1, 2008, the Company settled all amounts owed to a former director and majority shareholder, amounting to $24,811, outstanding for management fees (the balance was forgiven for no consideration). The amount outstanding was recorded as an increase to additional paid-in capital.   As of December 31, 2008 and 2007 accounts payable to related parties were $12,077 and $23,812 respectively.

Rent: Until August 31, 2008, the Company’s administrative office was located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1.  This premise is owned by a private corporation controlled by a former director and majority shareholder. The Company paid rent of $6,663 and $7,812 for the years ended December 31, 2008 and 2007, respectively.  Effective September 1, 2008, the Company closed its administrative office in Vancouver, British Columbia, Canada, terminating all of its employees. There were no severance arrangements with any of the terminated employees.

On December 31, 2007, 40,000,000 common shares owned by Mr. Harmel S. Rayat, a director and major shareholder of the Company, originally subscribed for at $0.0033 each were returned to the Company for cancellation and for no consideration. Mr. Harmel S. Rayat was an officer and director of the Company until September 12, 2008 and a majority stockholder of the Company until September 9, 2008.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2 for the Consolidated Financial Statements in this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Entheos Technologies, Inc.
Calgary, Alberta

We have audited the accompanying consolidated balance sheets of Entheos Technologies, Inc. ("the Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entheos Technologies, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

April 10, 2009
Seattle, Washington

ENTHEOS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and December 31, 2007

(Expressed in U. S. Dollars)	2008	2007

ASSETS
Current assets
Cash and cash equivalents	$2,734,591	$46,306
Accounts receivable	4,252	-
Prepaid expenses	720	-
Total current assets	2,739,563	46,306

Oil and gas properties, using full cost method
Proven properties	368,282	-
Unproven properties	73,746	-
Accumulated depreciation, depletion and amortization and impairment	(93,444)	-
Oil and gas properties, net	348,584	-

Total assets	$3,088,147	$46,306

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$50,854	$1,300
Accounts payable - related parties (Note 5)	12,077	23,812

Total liabilities	62,931	25,112

STOCKHOLDERS' EQUITY

Stockholders' equity
Preferred stock:$0.0001 par value: Authorized: 10,000,000 shares Issued and outstanding: nil	-	-
Common stock: $0.00001 par value; Authorized: 200,000,000 shares Issued and outstanding: 63,075,122 shares (2007: 56,625,122)	631	566
Additional paid-in capital	7,107,622	3,838,516
Accumulated deficit	(4,083,037)	(3,817,888)

Total stockholders' equity	3,025,216	21,194

Total liabilities and stockholders' equity	$3,088,147	$46,306

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2008 and 2007
(Expressed in U. S. Dollars)

	2008	2007

Revenue
Oil and gas sales	$13,770	$-

Expenses
Oil and gas production and operating costs	9,080	-
General and administrative expenses	190,693	27,610
Impairment of oil and gas properties	93,444	-

Total operating expenses	293,217	27,610

Operating Loss	(279,447)	(27,610)

Other income
Interest income	14,297	2,928
	14,297	2,928

Net loss attributable to common stockholders	$(265,149)	$(24,682)

Loss per common share - basic and diluted	$0.00	$0.00

Weighted average number of common shares outstanding - basic and diluted	59,374,302	96,515,533

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
for the years ended December 31, 2008 and December 31, 2007
(Expressed in U. S. Dollars)

			Additional	Accumulated	Total
	Common Stock		paid-in	earnings	Stockholder's
(Expressed in U. S. Dollars)	Shares	Amount	capital	(deficit)	Equity

Balance, December 31, 2006	96,625,122	$966	$3,838,116	$(3,793,206)	$45,876

Cancellation of common shares at $0.0033 per share	(40,000,000)	(400)	400	-	-

Net loss, year ended December 31, 2007	-	-	-	(24,682)	(24,682)

Balance, December 31, 2007	56,625,122	566	3,838,516	(3,817,888)	21,194

Units issued for cash and legal services at $0.50 per share in July 2008	6,450,000	65	3,224,935	-	3,225,000

Stock based compensation expense	-	-	19,360	-	19,360

Settlement of related party payables	-	-	24,811	-	24,811

Net loss, year ended December 31, 2008	-	-	-	(265,149)	(265,149)

Balance, December 31, 2008	63,075,122	$631	$7,107,622	$(4,083,037)	$3,025,216

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2008 and 2007
(Expressed in U. S. Dollars)

	2008	2007

Cash flows from (used in) operating activities
Net loss	$(265,149)	$(24,682)
Impairment of oil and gas properties	93,444	-
Stock-based compensation	19,360	-
Stock issued for legal services	25,000	-
Change in non-cash working capital item:
Decrease in accounts receivable - related party	-	84,088
Increase in accounts receivable	(4,252)	-
Increase in prepaid assets	(720)	-
Increase (decrease) in accounts payable & accrued liabilities	62,630	(13,278)
Net cash flows provided by (used in) operating activities	(69,687)	46,128

Cash flows (used in) investing activities
Acquisition of oil and gas properties	(442,028)	-
Net cash used in investing activities	(442,028)	-

Cash flows from financing activities
Proceeds from issuance of common stock, net	3,200,000	-
Net cash provided by financing activities	3,200,000	-

Increase in cash and cash equivalents	2,688,285	46,128

Cash and cash equivalents, beginning of period	46,306	178
Cash and cash equivalents, end of period	$2,734,591	$46,306

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-

Supplemental schedule of non-cash investing and financing activites:
Settlement of related party payables	$24,811	$-

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2008

(Expressed in U.S. Dollars)

Note 1. Organization and Nature of Operations

Entheos Technologies, Inc. (“the Company”) is a small independent diversified energy company engaged in the acquisition and development of crude oil and natural gas interests in the United States.  The Company pursues oil and gas prospects in partnership with oil and gas companies with exploration, development and production expertise.  The Company has a non-operating, minority working interest in five properties.  The Company’s prospect areas consist of land in La Salle County, Lee County, Fayette County and Frio County, Texas.  Currently four of the five wells in which we have a minority interest are producing.  We currently do not operate any of the wells in which we have an interest.

Incorporated under the laws of the State of Nevada, the Company has an authorized capital of 200,000,000 shares of $0.00001 par value common stock, of which 63,075,122 shares are outstanding and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

From 2002 until September 2008, through its wholly-owned subsidiary Email Solutions, Inc., the Company served as an Application Service Provider (“ASP”) providing reliable, real time, high volume outsourced email and search engine optimization services. Due to the limited success of the ASP business, management decided that it was in the best interest to abandon the Application Service Provider business and focus on identifying undervalued oil and gas opportunities for acquisition, development and exploration. The assets and liabilities, the results of operations and cash flows related to the ASP business were not classified as discontinued operations as the amounts were not significant.

The Company has recently incurred net operating losses and operating cash flow deficits.  It may continue to incur losses from operations and operating cash flow deficits in the future.  However, management believes the Company’s cash and cash equivalent balances, anticipated cash flows from operations and other external sources of credit will be sufficient to meet its cash requirements through March 2010.  The future of the Company after March 2010 will depend in large part on its ability to successfully generate cash flows from operations and raise capital from external sources to fund operations.

Note 2. Accounting Policies

Principles of Accounting

These financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of Entheos Technologies, Inc. (a Nevada corporation) and its wholly-owned subsidiary, Email Solutions, Inc. (a Nevada corporation). There are no assets and liabilities in the wholly owned subsidiary. The Company accounts for its undivided interest in oil and gas properties using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are included in its consolidated financial statements.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period.  Management’s judgments and estimates in these areas are based on information available from both internal and external sources, including engineers, geologists, consultants and historical experience in similar matters. The more significant reporting areas impacted by management’s judgments and estimates are accruals related to oil and gas sales and expenses; estimates of future oil and gas reserves; estimates used in the impairment of oil and gas properties; and the estimated future timing and cost of asset retirement obligations.

Actual results could differ from the estimates as additional information becomes known. The carrying values of oil and gas properties are particularly susceptible to change in the near term.  Changes in the future estimated oil and gas reserves or the estimated future cash flows attributable to the reserves that are utilized for impairment analysis could have a significant impact on the future results of operations.

Full Cost Method of Accounting for Oil and Gas Properties

The Company has elected to utilize the full cost method of accounting for its oil and gas activities. In accordance with the full cost method of accounting, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs and related asset retirement costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves once proved reserves are determined to exist. The Company has not yet obtained reserve reports because of its recent acquisition of its oil and gas properties and because these properties recently began producing.  Management is assessing geographic and production data to determine the need for reserves studies.  At December 31, 2008, there were no capitalized costs subject to amortization.

Oil and gas properties without estimated proved reserves are not amortized until proved reserves associated with the properties can be determined or until impairment occurs. The cost of these properties is assessed quarterly, on a property-by-property basis, to determine whether the properties are recorded at the lower of cost or fair market value.  In determining whether such costs should be impaired, the Company evaluates historical experience, current drilling results, lease expiration dates, current oil and gas industry conditions, international economic conditions, capital availability, and available geological and geophysical information.  As a result of this analysis, the Company recorded an impairment of $93,444 for 2008.  This impairment is similar to amortization and therefore is not added to the cost of properties being amortized.

Sales of oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.  The Company did not sell any properties during 2008 or 2007.

Full Cost Ceiling Test

At the end of each quarterly reporting period, the unamortized costs of oil and gas properties are subject to a “ceiling test” which basically limits capitalized costs to the sum of the estimated future net revenues from proved reserves, discounted at 10% per annum to present value, based on current economic and operating conditions, adjusted for related income tax effects.

Oil and Gas Revenues

The Company recognizes oil and gas revenues when oil and gas production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Delivery occurs and title is transferred when production has been delivered to a purchaser’s pipeline or truck. As a result of the numerous requirements necessary to gather information from purchasers or various measurement locations, calculate volumes produced, perform field and wellhead allocations and distribute and disburse funds to various working interest partners and royalty owners, the collection of revenues from oil and gas production may take up to 45 days following the month of production. Therefore, the Company may make accruals for revenues and accounts receivable based on estimates of its share of production. Since the settlement process may take 30 to 60 days following the month of actual production, its financial results may include estimates of production and revenues for the related time period. The Company will record any differences between the actual amounts ultimately received and the original estimates in the period they become finalized.  As of December 31, 2008, all revenue and expense information had been received from the operators so there was no estimated revenue or expense.

Asset Retirement Obligation

The Company has adopted the provisions of SFAS 143, “Accounting for Asset Retirement Obligations.”  SFAS 143 amended SFAS 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” and, among other matters, addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, with the associated asset retirement cost capitalized as part of the related asset and allocated to expense over the asset’s useful life.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN No. 47”), Accounting for Conditional Asset Retirement Obligations. FIN No. 47 clarifies that a conditional asset retirement obligation, as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated.

The Company does not have material asset retirement obligations as of December 31, 2008 or 2007.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company did not have any cash equivalents at December 31, 2008 and 2007.  The Company occasionally has cash deposits in excess of insured limits.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under SFAS 123(R) “Share-Based Payment” which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model.

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

Comprehensive Income (Loss)

The Company has adopted SFAS 130, “Reporting Comprehensive Income,” which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  For 2008 and 2007 the Company did not have any items of comprehensive income, other than net loss.

Foreign Currency Translation

The Company translates foreign assets and liabilities of its subsidiaries, other than those denominated in United States Dollars, at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the year. Gains or losses from these translations are reported as a separate component of other comprehensive income (loss), until all of the investment in the subsidiaries is sold or liquidated. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.

Transaction gains (losses) that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the statements of operations.

Fair Value of Financial Instruments

The determination of fair value of financial instruments is made at a specific point in time, based on relevant information about financial markets and specific financial instruments.  As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair values. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and accounts payable – related parties approximates their fair value because of the short-term nature of these instruments. The Company places its cash with high credit quality financial institutions.

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. (See Note 5).

Recent and Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 (FSP FAS 157-1), which excludes SFAS 13, “Accounting for Leases” and certain other accounting pronouncements that address fair value measurements under SFAS 13, from the scope of SFAS 157. In February 2008, the FASB issued FASB Staff Position No. 157-2 (FSP 157-2), which provides a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Therefore, the Company adopted the provisions of SFAS 157 with respect to financial assets and liabilities only.  The Company is required to adopt SFAS 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 on January 1, 2009, the beginning of its fiscal year as related to nonfinancial assets and liabilities. The Company does not expect the application of the amended aspects of SFAS No. 157 to have a material effect on the Company’s consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 is effective immediately and did not have an impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The Company has not elected the fair value option under SFAS 159 for any instrument, but may elect to do so in future periods.

In July 2007, the Emerging Issues Task Force (EITF) issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3). EITF 07-3 clarifies the accounting for nonrefundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-3 states that such payments should be capitalized and recognized as an expense as the goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or the services rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The Company’s adoption of EITF 07-3 did not have an impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company must adopt SFAS 160 on January 1, 2009, the beginning of its fiscal year. The Company does not expect the application of SFAS No. 160 to have a material effect on the consolidated financial statements.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (SFAS 141R), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company must adopt SFAS 141R on January 1, 2009, the beginning of its fiscal year. The Company does not expect the application of SFAS 141R to have a material effect on the consolidated financial statements.

In December 2007, the SEC staff issued Staff Accounting Bulletin (SAB) 110, “Share-Based Payment” (SAB 110) which amends SAB 107, “Share-Based Payment,” to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. The Company currently uses the simplified method to estimate the expected term for employee option grants as adequate historical experience is not available to provide a reasonable estimate. SAB 110 is effective for employee options granted after December 31, 2007. The Company adopted SAB 110 effective January 1, 2008 and continues applying the simplified method until enough historical experience is readily available to provide a reasonable estimate of the expected term for employee option grants.

In June 2008, the FASB issued Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share” and is effective for fiscal years beginning after December 15, 2008.  The Company does not believe the implementation of FSP EITF 03-06-1 will have any impact on the Company’s consolidated financial statements.

Note 3. Loss Per Share

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

	For the years ended
	December 31,
	2008	2007

Numerator - net loss attributable to common stockholders	$(265,149)	$(24,682)

Denominator - weighted average number of common shares outstanding	59,374,302	96,515,533

Basic and diluted loss per common share	$0.00	$0.00

Note 4. Oil and Gas Properties

During the fiscal year ended December 31, 2008, the Company acquired non-operating, working interests in five wells as follows:

				Month
	Acquisition	Interest		Production
	Date	Working	Net Revenue	Started	Formation
Proven Properties:
Cooke #6	9/1/2008	21.75%	16.3125%	Dec-07	Escondido
Onnie Ray #1	9/12/2008	20.00%	15.00%	Oct-08	Austin Chalk
Stahl #1	9/12/2008	20.00%	15.00%	Oct-08	Austin Chalk
Pearce #1	10/31/2008	20.00%	15.00%	Dec-08	Austin Chalk
Unproven Properties:
Haile #1	9/12/2008	20.00%	15.00%	-	Austin Chalk

Costs incurred in oil and gas property acquisition, exploration and development activities, including capital expenditures are summarized as follows at December 31, 2008 and 2007:

	2008	2007

Acquisition costs	$234,599	$-
Exploration costs	82,875	-
Development costs	124,554	-
	$442,028	$-

The Company amortizes all capitalized costs of oil and gas properties on the unit-of-production method using proved reserves.  The Company has not yet obtained reserve studies with estimated proved reserve quantities because of its recent acquisition of these properties and also because these properties recently began producing.  Management is assessing geographic and production data to determine the need for reserves studies.  Therefore at December 31, 2008, there were no capitalized costs subject to amortization.

Unproven properties costs as of December 31, 2008 are associated with an exploratory oil well which had not been completed and is not producing. These exploratory well costs have also been excluded from amortization.  Management expects that the recompletion efforts will be finished during 2009 at which time the capitalized costs will be added to the amortization base.

Properties which are not being amortized are assessed quarterly, on a property-by-property basis, to determine whether they are recorded at the lower of cost or fair market value.  As a result of this analysis, the Company recorded an impairment of $93,444 for 2008.  This impairment is similar to amortization and therefore is not added to the cost of properties being amortized.

Note 5. Related Party Transactions

Executive Management:  For the year ended December 31, 2008, the Company incurred $10,000 in fees paid to the Derek Cooper the President, Chief Executive Officer and Chief Financial Officer of the Company.  In addition, during September 2008, the Company granted stock options to purchase 50,000 shares of common stock to Mr. Cooper.  For the year ended December 31, 2008, the Company recorded $4,840 as stock compensation expense related to this stock grant.

Director Fees: For the year ended December 31, 2008, the Company incurred $25,000 in board fees for non-employee directors of the Company.  During 2008, the Company granted a total of 150,000 options to purchase common stock to non-employee board members.  For the year ended December 31, 2008, the Company recorded $14,520 as stock compensation expense relating to these stock grants.  During the year ended December 31, 2007, the Company paid management fees of $1,500 to the directors. There is no management or consulting agreements in effect.

Accounts payable – related party: As of September 1, 2008, the Company settled all amounts owed to a former director and majority shareholder, amounting to $24,811, outstanding for management fees (the balance was forgiven for no consideration). The amount outstanding was recorded as an increase to additional paid-in capital.   As of December 31, 2008 and 2007 accounts payable to related parties were $12,077 and $23,812 respectively.

Rent: Until August 31, 2008, the Company’s administrative office was located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1.  This premise is owned by a private corporation controlled by a former director and majority shareholder. The Company paid rent of $6,663 and $7,812 for the years ended December 31, 2008 and 2007, respectively.  Effective September 1, 2008, the Company closed its administrative office in Vancouver, British Columbia, Canada, terminating all of its employees. There were no severance arrangements with any of the terminated employees.

On December 31, 2007, 40,000,000 common shares owned by Mr. Harmel S. Rayat, a director and major shareholder of the Company, originally subscribed for at $0.0033 each were returned to the Company for cancellation and for no consideration. Mr. Harmel S. Rayat was an officer and director of the Company until September 12, 2008 and a majority stockholder of the Company until September 9, 2008.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Note 6. Stockholders’ Equity

On December 31, 2007, 40,000,000 common shares owned by Mr. Harmel S. Rayat, a director and major shareholder of the Company, originally subscribed for at $0.0033 each were returned to the Company for cancellation and for no consideration.

On July 28, 2008, the Company completed a self-directed private placement of 6,450,000 units at a price of $0.50 per unit or $3,225,000 in the aggregate.  Each unit consists of one share of the Company’s common stock, one Series A stock purchase warrant (Series A warrant) to purchase a share of common stock at $0.60 per share for a period of 18 months from the date of issuance and one Series B stock purchase warrant (Series B warrant) to purchase a share of common stock at $0.75 per share for a period of 24 months from the date of issuance.  The relative fair value of the common stock was estimated to be $1,571,638 and the relative fair value of the warrants was estimated to be $1,653,362 as determined based on the relative fair value allocation of the proceeds received.  The warrants were valued using the Black-Scholes option pricing model.  In connection with the private placement, the Company issued an aggregate of 50,000 units in payment of legal fees in the amount of $25,000.  These units were otherwise issued on the same terms and conditions as the units sold in the private placement.

Warrants
The Company account for warrants granted to unrelated parties in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock.”  In accordance with the EITF, the fair value of such warrants is classified as a component of permanent equity within additional paid-in capital and is calculated on the date of grant using the Black-Scholes Option pricing model.

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. No warrants were exercised during the years ended December 31, 2008 and 2007. A summary of the Company’s warrants outstanding is as follows:

	Series A Warrants	Series B Warrants
Warrants outstanding and exercisable at December 31, 2008	6,450,000	6,450,000
Exercise price	$0.60	$0.75
Fair value on date of grant	$2,495,800	$2,593,247
Black-Scholes option pricing model assumptions:
Risk-free interest rate	2.435%	2.590%
Expected term	1.5 years	2 years
Expected volatility	96.15%	100.76%
Dividend per share	$0	$0
Expiration date	January 28, 2010	July 28, 2010

A total of 12,900,000 shares of the Company’s common stock have been reserved for issuance upon exercise of warrants shares outstanding as of December 31, 2008.

Note 7. Stock Options

The Company has an active stock option plan that provides shares available for option grants to employees, directors and others.  A total of 120,000,000 shares of the Company’s common stock have been reserved for award under the stock option plan, of which 119,800,000 were available for future issuance as of December 31, 2008.  Options granted under the Company’s option plan generally vest over five years or as otherwise determined by the Board of Directors, have exercise prices equal to the fair market value of the common stock on the date of grant, and expire no later than ten years after the date of grant.

Summary of employee stock option information for years ended December 31, 2008 and 2007 is as follows:

	Number of options	Weighted average exercise price	Remaining contractual term (years)	Aggregate intrinsic value

Outstanding at December 31, 2006	7,230,000	$0.01
Cancelled	(7,230,000)	0.01
Outstanding at December 31, 2007	0
Granted	200,000	1.00	9.70	$-
Outstanding at December 31, 2008	200,000	1.00	9.70	-
Exercisable at December 31, 2008	0

Available for grant at December 31, 2008	119,800,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the year ended December 31, 2008 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount is based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $nil at December 31, 2008 (2007: $nil).

A summary of the Company’s unvested stock options and changes during the years ended December 31, 2008 and 2007 is as follows:

	Number of options	Weighted Average Grant Date Fair Value
Unvested, December 31, 2006	7,230,000	$0.51
Granted	-	-
Cancelled	(7,230,000)	0.51
Unvested, December 31, 2007	-	-
Granted	200,000	0.73
Vested	-	-
Unvested, December 31, 2008	200,000	0.73

All stock options outstanding at December 31, 2008, were granted on the same date, have the same exercise price, term and grant date fair value.

During the years ended December 31, 2008 and 2007, the Company granted 200,000 and nil stock options awards.  For purposes of determining the stock-based compensation expense for stock option awards granted, the Black-Scholes Option Pricing Model was used with the following assumptions: dividend yield of 0%, expected volatility of 195.38%, risk-free interest rate of 2.97%, and expected term of 5 years.

The weighted average fair value of options granted during the year ended December 31, 2008 was $0.73 per share.

For the year ended December 31, 2008, stock option compensation expense of $19,360 was recognized as general and administrative expenses.  There was no stock based compensation expense for the year ended December 31, 2007.  The Company had $125,987 of total unrecognized compensation cost related to unvested stock options as of December, 31 2008, which is expected to be recognized over a weighted average period of approximately 4.7 years.

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issue new shares when options are exercised.

8. Income Taxes

There is no current or deferred tax expense for 2008 and 2007, due to the Company’s loss position. The benefits of temporary differences have not been recorded. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a full valuation allowance against the deferred tax asset. The income tax effect, utilizing a 34% income tax rate, of temporary differences comprising the deferred tax assets and deferred tax liabilities is a result of the following at December 31:

	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$1,275,000	$1,226,000
Stock based compensation	7,000	-
Valuation allowance	(1,271,000)	(1,226,000)
Deferred tax liability	11,000	-
Oil and gas properties	(11,000)
Net deferred tax assets	$-	$-

The 2008 increase in the valuation allowance was $45,000 (2007:  $8,000).

The Company has available net operating loss carryforwards of approximately $3,771,000 for tax purposes to offset future taxable income which expires commencing 2011 through to the year 2028. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.  The tax years 2005 through 2007 remain open to examination by federal agencies and other jurisdictions in which it operates.

A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for the years ended December 31 follows:

	2008	2007

Statutory federal income tax rate	-34%	-34%
Valuation allowance	34%	34%
	0%	0%

Note 9. Subsequent Events

Effective January 9th 2009, Frank Fabio resigned as Chief Financial Officer and Secretary of the Company. This resignation was not the result of a disagreement with the Company on any matter relating to the Company's operations, policies or practices.

Also effective January 9th 2009, the Board of Directors of the Company appointed Mr. Derek Cooper, President and Chief Executive Officer of the Company, to also serve as the Company’s Chief Financial Officer and Secretary .

ITEM 9:  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disagreements with our independent registered public accountants with respect to accounting practices, procedures or financial disclosure.

ITEM 9A(T):  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2008 that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO). Based on this evaluation, management concluded that, as of December 31, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

There have been no changes in internal controls, or in factors that could materially affect internal controls, subsequent to the date that management, including the Chief Executive Officer and the Chief Financial Officer, completed their evaluation.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names of all of our current directors and executive officers. We have a Board of Directors comprised of three members. Executive officers serve at the discretion of the Board of Directors and are appointed by the Board of Directors. Each director holds office until a successor is duly elected or appointed. Officers are elected annually by the Board of Directors and serve at the discretion of the board.

Name	Age	Position	Director / Officer Since

Derek J. Cooper	31	President, Chief Executive Officer, Chief Financial Officer, and Director	September 2008

Jeet Sidhu	36	Director	September 2008

Christian Hudson	43	Director	September 2008

Harmel S. Rayat	47	President, Chief Executive Officer, Chief Financial Officer, and Director	March 18, 2006

Timothy N. Luu	44	Secretary, Treasurer, Chief Technology Officer, Director	February 7, 2005

Frank Fabio	57	Chief Financial Officer	September 12, 2008

There are no family relationships between any of our directors, executive officers and other key personnel.

Recent Management Changes

We have recently experienced a change in our management and Board of Directors.

Effective on September 12, 2008, each of Messrs. Harmel S. Rayat and Timothy N. Luu resigned from the Company’s Board of Directors and as an officer of the Company in order to pursue other interests and not as a result of any disagreement between himself and the Company.

Effective September 12, 2008, the Board of Directors appointed Mr. Derek J. Cooper to serve as the Company’s President and Chief Executive Officer.  After the resignation of the Chief Financial Officer on January 9, 2009, the Board of Directors appointed Mr. Derek J. Cooper Chief Financial Officer.

Effective September 12, 2008, the Board of Directors appointed Mr. Jeet Sidhu to serve as a director of the Company, and to serve as such until the next annual meeting of the Company’s shareholders and until his successor shall have been duly elected and qualified.

Effective September 12, 2008, the Board of Directors appointed Mr. Christian Hudson to serve as a director of the Company, and to serve as such until the next annual meeting of the Company’s shareholders and until his successor shall have been duly elected and qualified.

Effective September 12, 2008, Mr. Frank Fabio was appointed our Chief Financial Officer; Mr. Fabio resigned on January 9, 2009.

The directors are elected to one-year terms. Each director holds office until the expiration of the director’s term, until the director’s successor has been duly elected and qualified or until the earlier of such director’s resignation, removal or death. Our board of directors does not have an audit or any other committee. The officers serve at the pleasure of the Board of Directors.

The following is a brief description of the business experience of each of the directors and officers during the past five years, and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities law. As of the date of this filing, the members of our Board of Directors and our executive officers were as follows:

Derek J. Cooper

Mr. Cooper earned his Bachelor of Science degree in Physics in 2001 and his Bachelor of Applied Science in Geological Engineering in 2005, both at the University of British Columbia. From January 2003 through September 2003, Mr. Derek J. Cooper joined Syncrude Canada Ltd., the world’s largest producer of crude oil from oil sands. While completing his Applied Sciences degree, from June 2004 thru September 2004, Mr. Cooper undertook and completed a near-term engineering-exploration contract with Stealth Minerals Ltd. From 2005 to March 2008, Mr. Cooper worked at Elk Valley Coal, the world’s second largest producer of metallurgical coal, as a Planning Engineer. In April 2008, Mr. Cooper joined TransAlta Utilities, as an Intermediate Engineer in the Fuel Supply Group where he performs life-of-mine planning, costing, and capital equipment selection as well as scoping/feasibility projects. Mr. Cooper joined the Company as Director on September 12, 2008. Mr. Cooper also serves as a director and officer of International Energy, Inc.

Jeet Sidhu

Mr. Sidhu graduated from the British Columbia Institute of Technology with a Diploma in Corporate Finance in 1995. Since 2002, Mr. Sidhu has been Vice-President of Montgomery Asset Management Corporation, a privately held firm providing financial and management consulting services to emerging growth corporations.

Christian Hudson

Mr. Hudson earned a Bachelor of Arts degree in Economics from the University of California, Santa Barbara in 1987 and also earned a Masters in Business Administration from Columbia University in 1991. From 2002 to 2008, Mr. Hudson served as Chief Information Officer at Swiss American Securities Inc., member of the Credit Suisse Group.  Mr. Hudson is currently pursuing entrepreneurial opportunities within Financial Services and Real Estate markets.

Compensation of Directors

Our Board of Directors determines the non-employee directors’ compensation for serving on the Board and its committees. In establishing director compensation, the Board is guided by the following goals:

•
Compensation should consist of a combination of cash and equity awards that are designed to fairly pay the directors for work required on behalf of a company of the size and scope of Entheos Technologies, Inc.;

•	Compensation should align the directors’ interests with the long-term interests of stockholders; and

•	Compensation should assist with attracting and retaining qualified directors.

The Company does not pay director compensation to directors who are also employees. Non-employee directors receive between $2,000 and $2,500 per month for their services as directors; each is entitled to be reimbursed for reasonable and necessary expenses incurred on our behalf. During the years ended December 31, 2008, 2007 and 2006, $25,000, $1,500 and $31,800 respectively was paid to directors for services rendered. Stock-based compensation expense relating to director stock option awards totaled $14,519, $0 and $0 for the years ended December 31, 2008, 2007 and 2006 respectively.

Each non employee director receives an initial stock option entitling him to purchase up to 50,000 shares of stock at a price per share equal to the closing price of our common stock, as reported on the Over the Counter Bulletin Board on the date of the option grant; the options vest at the rate of 20% per annum in arrears.

We have no other arrangements pursuant to which any our directors were compensated during the years ended December 31, 2008 and 2007 for services as a director.

In accordance with applicable SEC rules and regulations, the following table reports all compensation the Company paid to non-employee directors during the fiscal year ended December 31, 2008:

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)		Total ($)

Jeet Sidhu	$8,000	$4,840	(3)	$12,840
Christian Hudson	8,000	4,840	(3)	12,840
Frank Fabio	6,000	4,839		10,839
Tim N. Luu	3,000	0		3,000

(1) The amounts in this column represent the monthly cash meeting fee earned by or paid to the Company's non-employee directors for service during the fiscal year ended December 31, 2008.  Non-employee directors, excluding Tim Luu, receive between $2,500 and $1,500 monthly cash compensation.  Tim Luu received $1,500 semi-annually.
(2) This column reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008 in accordance with FAS 123R for stock option awards. For information regarding significant factors, assumptions and methodologies used in determining the fair value of the Company's stock options, see Note 7. Stock Options.
(3) On September 12, 2008 the Company granted a stock option to purchase 50,000 shares of common stock to each to Mr. Sidhu, Mr. Hudson and Mr. Fabio at an exercise price of $1.00 per share.  Of each 50,000 grant, the first 10,000 stock options vest on September 12, 2009 and then 10,000 stock options will vest every year thereafter. The fair value of each 50,000 stock option grant was $29,069, estimated using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 195.38%, risk-free interest rates of 2.970%, and expected lives of 5 years.

Directors’ and Officers’ Liability Insurance

We do not currently maintain directors and officers liability insurance coverage. We are currently reviewing insurance policies and anticipate obtaining coverage for our board of directors and officers.

Legal Proceedings

During the past five years, except as set forth below, none of our directors, executive officers, promoters or control persons has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

CORPORATE GOVERNANCE

Director Independence

We are not listed on a US securities exchange and, therefore, not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, at this time, after considering all of the relevant facts and circumstances our, Board of Directors has determined that each of Messrs. Sidhu and Hudson are independent from the Company’s management and qualify as “independent directors” under the standards of independence under the applicable National Association of Securities Dealers (“ NASD ”) listing standards. This means that, in the judgment of the Board of Directors, none of those directors (1) is an officer or employee of the Company or its subsidiaries or (2) has any direct or indirect relationship with the Company that would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director. As a result, the Company has a majority of independent directors as required by the NASD listing standards. Upon our listing on any national securities exchange or any inter-dealer quotation system, we will elect such independent directors as is necessary under the rules of any such securities exchange.

Board of Directors Meetings and Committees of the Board of Directors

During the fiscal year ended December 31, 2008, the Board held a total of four meetings.  All members of the Board attended at least 75% of all meetings of the Board.

The Company does not currently have any standing committees of the Board of Directors. The full Board is responsible for performing the functions of: (i) the Audit Committee, (ii) the Compensation Committee and (iii) the Nominating Committee.

Audit Committee

The Board does not currently have a standing Audit Committee. The full Board performs the principal functions of the Audit Committee. The full Board monitors the Company's financial reporting process and internal control system and reviews and appraises the audit efforts of the Company's independent accountants.

Compensation Committee

The Board does not currently have a standing Compensation Committee. The full Board establishes overall compensation policies for the Company and reviews recommendations submitted by the Company’s management.

Nominating Committee

The Board does not currently have a standing Nominating Committee.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics that establishes the standards of ethical conduct applicable to all directors, officers and employees of our company. The code addresses, among other things, conflicts of interest, compliance with disclosure controls and procedures and internal control over financial reporting, corporate opportunities and confidentiality requirements. We have also adopted Corporate Governance Guidelines applicable to our Board of Directors.  The code of ethics is attached as an exhibit to this annual report.

Compliance with Section 16(a) of the Exchange Act

Pursuant to Section 16(a) of the Exchange Act of 1934, the executive officers and directors of the Company in addition to any person who owns more than 10% of the common stock of the Company are required to report their ownership of the common stock of the Company and changes to such ownership with the SEC. Based on a review of such reports and information provided to the Company, the Company believes that during the most recent fiscal year the executive officers and directors of the Company have complied with applicable filing requirements under Section 16(a), Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that during fiscal 2008, the Section 16(a) filing requirements applicable to its directors and executive officers were satisfied.

Communications with the Board of Directors

Stockholders who wish to communicate with the Board of Directors may do so by addressing their correspondence to the Board of Directors at Entheos Technologies, Inc. 888-3rd Street SW, Suite 1000, Calgary, Alberta, Canada T2P 5C5.  The Board of Directors has approved a process pursuant to which the President review and forward correspondence to the appropriate director or group of directors for response.

ITEM 11:  EXECUTIVE COMPENSATION.

The following table shows, for the three-year period ended December 31, 2008, the cash compensation paid by the Company, as well as certain other compensation paid for such year, to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers. No executive officer of the Company had a total annual salary and bonus for the fiscal year ended December 31, 2008 that exceeded $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary	Other	Options Awards ($)	Total
Derek Cooper	2008	0	10,000(2)	$4,840
President, CEO,	2007	n/a
Chief Financial Officer and Director	2006	n/a

Harmel S. Rayat (1)	2008	$0	$0	$0	0
President, CEO,	2007	$0	$0	$0	0
Chief Financial Officer and Director	2006	$0	$0	$4,500	0

Tim Luu (1)	2008	$0	$0	$0	0
Secretary, Treasurer	2007	$0	$0	$3,000	0
Chief Technology Officer and Director	2006	$0	$0	$3,300	0

(1)	Each of Messrs. Rayat and Luu resigned all of their respective positions with the Company on September 12, 2008.
(2)	Other compensation represents fees paid Derek Cooper as a Director of the Company.

Stock Option Grants in Last Fiscal Year

Shown below is further information regarding stock options awarded during 2008 to the named officers and directors:

Name	Number of Securities Underlying Options	% of Total Options Granted to Employees in 2008	Exercise Price ($/sh)	Expiration Date
Derek J. Cooper	50,000	25%	$1.00	9/12/2018
Harmel Rayat(1)	0	0	n/a	n/a
Tim Luu (1)	0	0	n/a	n/a

(1)	Resigned as an officer and director on September 12, 2008.

Aggregated Option Exercises During Last Fiscal Year and Year End Option Values

The following table shows certain information about unexercised options at year-end with respect to the named officers and directors:

	Common Shares Underlying Unexercised		Value of Unexercised In-the-money
	Options on December 31, 2008		Options on December 31, 2008		Option Expiration
Name	Exercisable	Unexercisable	Exercisable	Unexercisable	Date
Derek J. Cooper	0	50,000	0	$50,000	9/12/2018
Harmel Rayat (1)	0	0	0	0
Tim Luu (1)	0	0	0	0

(1)	Resigned as an Officer and Director on September 12, 2008.

Employment Contracts and Change in Control Arrangements

On September 12, 2008, the Company and Derek J. Cooper entered into an agreement whereby Mr. Cooper will function as the Company’s President and Chief Executive Officer.  Compensation for such position was agreed upon in the amount of $2,500 month.  In addition, Mr. Cooper was granted 50,000 options vesting evenly over a five year period on the issuance anniversary date.  On January 9, 2009, Derek J. Cooper was named the Chief Financial Officer after the resignation of the Frank Fabio.

The Company does not have any change-of-control or severance agreements with any of its executive officers or directors. In the event of the termination of employment of the Named Executive Officers any and all unexercised stock options shall expire and no longer be exercisable after a specified time following the date of the termination.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock as of December 31, 2008:

•	each person (or group of affiliated persons) who is known by us to beneficially own 5% or more of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person's address is c/o our principal office address(unless otherwise indicated) at 888 3 rd  Street, Suite 1000, Calgary, Alberta, T2P 5C5.

Person or Group	Number of Shares of Common Stock				Percent

Derek J. Cooper	0	(1)	(2)	(3)	0.0%
888 3rd Street SW, Suite 1000
Calgary, AB T2P 5C5

Christian Hudson	0	(1)	(2)		0.0%
888 3rd Street SW, Suite 1000
Calgary, AB T2P 5C5

Jeet Sidhu	0	(1)	(2)		0.0%
888 3rd Street SW, Suite 1000
Calgary, AB T2P 5C5

Frank Fabio	0	(1)	(4)		0.0%
888 3rd Street SW, Suite 1000
Calgary, AB T2P 5C5

1420525 Alberta Ltd. (5)(6)	32,639,800	(6)			52%
1628 West 1st Avenue, Suite 216
Vancouver, BC V6J 1G1

Directors and Executive Officers as a group (4 persons)	0				0.0%

(1) 200,000 stock options (50,000 to each of Messrs. Cooper, Hudson, Fabio and Sidhu) were granted on September 12, 2008; the exercise price per share is $1.00; the options vest at the rate of 10,000 per annum in arrears commencing September 12, 2009.

(2) Each of Messrs. Cooper, Hudson and Sidhu were appointed to the Company’s Board of Directors on September 12, 2008.

(3) Mr. Cooper was appointed the Company’s Chief Executive Officer and President on September 12, 2008.

(4) Mr. Fabio was appointed the Company’s Chief Financial Officer and Secretary on September 12, 2008 and resigned on January 9, 2009. Under the terms of his Option Agreement the unvested options terminated immediately. None of Mr. Fabio’s options had vested.

(5) 1420525 Alberta Ltd. Is a private corporation the sole shareholder of which is Harmel S. Rayat; Mr. Rayat was our former Chief Executive Officer, Chief Financial Officer, Secretary and director. Mr. Rayat resigned his positions with us on September 12, 2008.

(6) Does not include 6,000,000 shares held in trust for the benefit of Mr. Rayat’s children over which Mr. Rayat has neither voting nor disposition authority; Mr. Rayat disclaims any beneficially ownership interest in and to such shares.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Executive Management:  For the year ended December 31, 2008, the Company incurred $10,000 in fees paid to the Derek Cooper the President, Chief Executive Officer and Chief Financial Officer of the Company.  In addition, during September 2008, the Company granted stock options to purchase 50,000 shares of common stock to Mr. Cooper.  For the year ended December 31, 2008, the Company recorded $4,840 as stock compensation expense related to this stock grant.

Director Fees: For the year ended December 31, 2008, the Company incurred $25,000 in board fees for non-employee directors of the Company.  During 2008, the Company granted a total of 150,000 options to purchase common stock to non-employee board members.  For the year ended December 31, 2008, the Company recorded $14,520 as stock compensation expense relating to these stock grants.  During the year ended December 31, 2007, the Company paid management fees of $1,500 to the directors. There is no management or consulting agreements in effect.

Accounts payable – related party: As of September 1, 2008, the Company settled all amounts owed a to former director and majority shareholder, amounting to $24,811, outstanding for management fees (the balance was forgiven for no consideration). The amount outstanding was recorded as an increase to additional paid-in capital.  As of December 31, 2008 and 2007 accounts payable to related parties were $12,077 and $23,812 respectively.

Rent: Until August 31, 2008, the Company’s administrative office was located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1.  This premise is owned by a private corporation controlled by a former director and majority shareholder. The Company paid rent of $6,663 and $7,812 for the years ended December 31, 2008 and 2007, respectively.  Effective September 1, 2008, the Company closed its administrative office in Vancouver, British Columbia, Canada, terminating all of its employees. There were no severance arrangements with any of the terminated employees.

On December 31, 2007, 40,000,000 common shares owned by Mr. Harmel S. Rayat, a director and major shareholder of the Company, originally subscribed for at $0.0033 each were returned to the Company for cancellation and for no consideration. Mr. Harmel S. Rayat was an officer and director of the Company until September 12, 2008 and a majority stockholder of the Company until September 9, 2008.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Peterson Sullivan, LLP currently serves as the Company’s independent accountants.  The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders.  The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

The Company does not currently have an audit committee.

The following table presents aggregate fees for professional services rendered by Peterson Sullivan, LLP for the years ended December 31, 2008 and 2007.

	Year Ended December 31, 2008	Year Ended December 31, 2007
Audit fees	$20,884	$17,295
Audit-related fees	-	-
Tax fees		-
All other fees	-	-
Total	$20,884	$17,295

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this Form 10-K:

1.	Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2008 and 2007
•	Consolidated Statements of Operations for the years ended December 31, 2008 and 2007
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008 and 2007
•	Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007
•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

3.	Exhibits

The Exhibits listed in the Exhibit Index, which appears immediately following the signature page, are incorporated herein by reference, and are filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the fiscal year ended December 31, 2008, to be signed on its behalf by the undersigned, thereunto duly  authorized on this 10 day of April, 2009.

Entheos Technologies, Inc.

/s/ Derek J. Cooper
Derek J. Cooper
President, Chief Executive Office,
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Derek Cooper	President, Chief Executive Officer,	April 10, 2009
Derek Cooper	Chief Financial Officer and Director

/s/ Jeet Sidhu	Director	April 10, 2009
Jeet Sidhu

/s/ Christian Hudson	Director	April 10, 2009
Christian Hudson

Exhibit Index

Exhibit No.	Description of Exhibit

14.1	Code of Ethics.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.