Form 10-Q
period 2009-03-31
ENTHEOS TECHNOLOGIES INC
filed 2009-05-15
CIK 1016708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2009

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
Yes ☒   No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐    Not Applicable ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act
Yes ☐   No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 63,075,122 shares of Common Stock, par value $0.00001, were outstanding on May 13, 2009.

ENTHEOS TECHNOLOGIES, INC.
FORM 10-Q

For the Quarterly Period Ended March 31, 2009

ENTHEOS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
March 31, 2009 and December 31, 2008

	March 31, 2009	December 31, 2008
(Expressed in U. S. Dollars)	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$2,664,863	$2,734,591
Accounts receivable	-	4,252
Prepaid expenses	-	720
Total current assets	2,664,863	2,739,563

Oil and gas properties, using full cost method (Note 4)
Proven properties	379,276	368,282
Unproven properties	73,746	73,746
Accumulated depreciation, depletion and amortization and impairment	(140,284)	(93,444)
Oil and gas properties, net	312,738	348,584

Total assets	$2,977,601	$3,088,147

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$65,576	$50,854
Accounts payable - related parties	-	12,077

Total liabilities	65,576	62,931

STOCKHOLDERS' EQUITY

Stockholders' equity
Preferred stock:$0.0001 par value: Authorized: 10,000,000 shares
Issued and outstanding: nil	-	-
Common stock: $0.00001 par value; Authorized: 200,000,000 shares
Issued and outstanding: 63,075,122 shares (2008: 63,075,122)	631	631
Additional paid-in capital	7,120,759	7,107,622
Accumulated deficit	(4,209,365)	(4,083,037)

Total stockholders' equity	2,912,025	3,025,216

Total liabilities and stockholders' equity	$2,977,601	$3,088,147

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2009 and 2008
(Unaudited)

(Expressed in U. S. Dollars)	March 31, 2009	March 31, 2008

Revenue
Oil and gas sales	$14,784	$-

Expenses
Oil and gas production and operating costs	14,703	-
General and administrative expenses	79,569	14,806
Impairment of oil and gas properties	46,840	-
Total operating expenses	141,112	14,806

Operating Loss	(126,328)	(14,806)

Other income
Interest income	-	262
	-	262

Net loss attributable to common stockholders	$(126,328)	$(14,544)

Loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	63,075,122	56,625,122

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2009 and year ended December 31, 2008
(Unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholder's
(Expressed in U. S. Dollars)	Shares	Amount	paid-in capital	earnings (deficit)	Equity

Balance, December 31, 2007	56,625,122	$566	$3,838,516	$(3,817,888)	$21,194

Units issued for cash and legal services at $0.50 per share in July 2008	6,450,000	65	3,224,935	-	3,225,000

Stock based compensation expense	-	-	19,360	-	19,360

Settlement of related party payables	-	-	24,811	-	24,811

Net loss, year ended December 31, 2008	-	-	-	(265,149)	(265,149)

Balance, December 31, 2008	63,075,122	631	7,107,622	(4,083,037)	3,025,216

Stock based compensation expense	-	-	13,137	-	13,137

Net loss, three months ended March 31, 2009	-	-	-	(126,328)	(126,328)

Balance, March 31, 2009	63,075,122	$631	$7,120,759	$(4,209,365)	$2,912,025

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2009 and 2008
(Unaudited)

(Expressed in U. S. Dollars)	March 31, 2009	March 31, 2008

Cash flows from operating activities
Net loss	$(126,328)	$(14,544)
Adjustments to reconcile net loss to net cash flows from operating activities:
Impairment of oil and gas properties	46,840	-
Stock-based compensation	13,137	-
Change in non-cash working capital item:
Decrease in accounts receivable	4,252	-
Decrease in prepaid assets	720	-
Increase in accounts payable & accrued liabilities including related party	2,645	693
Net cash flows from operating activities	(58,734)	(13,851)

Cash flows from investing activities
Acquisition of oil and gas properties	(10,994)	-
Net cash flows from investing activities	(10,994)	-

Decrease in cash and cash equivalents	(69,728)	(13,851)

Cash and cash equivalents, beginning of period	2,734,591	46,306
Cash and cash equivalents, end of period	$2,664,863	$32,455

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

(Expressed in U.S. Dollars)

Note 1. Organization and Nature of Operations

Entheos Technologies, Inc. (“the Company”) is a small independent diversified energy company engaged in the acquisition and development of crude oil and natural gas interests in the United States.  The Company pursues oil and gas prospects in partnership with oil and gas companies with exploration, development and production expertise.  The Company currently has a non-operating, minority working interest in five wells.  The Company’s prospect areas consist of land in La Salle County, Lee County, Fayette County and Frio County, Texas.  Currently four of the five wells in which we have a minority working interest are producing.  We currently do not operate any of the wells in which we have an interest.

Incorporated under the laws of the State of Nevada, the Company has an authorized capital of 200,000,000 shares of $0.00001 par value common stock, of which 63,075,122 shares are outstanding and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

From 2002 until September 2008, through its wholly-owned subsidiary Email Solutions, Inc., the Company served as an Application Service Provider (“ASP”) providing outsourced email and search engine optimization services. Due to the limited success of the ASP business, management decided that it was in the best interest to abandon the Application Service Provider business and focus on identifying undervalued oil and gas opportunities for acquisition, development and exploration. The assets and liabilities, the results of operations and cash flows related to the ASP business were not classified as discontinued operations as the amounts were not significant.
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

Note 2. Accounting Policies

Presentation of Interim Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (which are of a normal recurring nature) considered necessary for a fair presentation of the financial statements have been included. Operating results for the quarter ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009 or any other interim period. For further information, refer to the consolidated financial statements and notes thereto included in our 2008 Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves once proved reserves are determined to exist.  The Company has not yet obtained reserve reports because of its recent acquisition of its oil and gas properties and because these properties recently began producing.  Management is assessing geographic and production data to determine the need for reserves studies.  At March 31, 2009, there were no capitalized costs subject to amortization.

Oil and gas properties without estimated proved reserves are not amortized until proved reserves associated with the properties can be determined or until impairment occurs. The cost of these properties is assessed quarterly, on a property-by-property basis, to determine whether the properties are recorded at the lower of cost or fair market value.  In determining whether such costs should be impaired, the Company evaluates historical experience, current drilling results, lease expiration dates, current oil and gas industry conditions, international economic conditions, capital availability, and available geological and geophysical information.  As a result of this analysis and lack of proved reserves, the Company recorded an impairment loss of $46,840 for the three month period ended March 31, 2009.  The impairment is similar to amortization and therefore is not added to the costs of properties being amortized.

Sales of oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.  The Company has not sold any properties as of March 31, 2009.

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

The Company does not have material asset retirement obligations as of March 31, 2009.

Fair Value

The carrying amount reported on the balance sheet for assets and liabilities approximates those assets’ or liabilities’ fair values (representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants).  In particular, cash and accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments. We place our cash with high credit quality financial institutions.

Recent and Adopted Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 157-1 (FSP FAS 157-1), which excludes SFAS No. 13, “ Accounting for Leases ” and certain other accounting pronouncements that address fair value measurements under SFAS 13, from the scope of SFAS 157. In February 2008, the FASB issued FSP No. 157-2 (FSP FAS 157-2), which provides a one-year delayed application of SFAS 157 “Fair Value Measurements” for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Therefore the Company was required to adopt SFAS 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 on January 1, 2009, the beginning of the Company’s fiscal year, as related to nonfinancial assets and liabilities, which did not have an impact on the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued several Staff Positions, as listed below, relating to fair value accounting, impairment of securities, and disclosures.  All of these FSPs are effective for interim and annual periods ending after June 15, 2009; entities may early adopt the FSPs for the interim and annual periods ending after March 15, 2009. The Company did not early adopt any of these FSPs and expect that adoption will not have a material impact on the Company’s consolidated financial statements.
•	FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly”;
•	FSP FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments”; and
•	FSP FAS 107-1, “Interim Disclosures about Fair Value of Financial Statements”.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company adopted SFAS 160 on January 1, 2009, the beginning of the Company’s fiscal year 2009, which had no impact on the consolidated financial statements.

In December 2007, the FASB ratified a consensus opinion reached by the EITF on EITF Issue 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). The guidance in EITF 07-1 defines collaborative arrangements and establishes presentation and disclosure requirements for transactions within a collaborative arrangement (both with third parties and between participants in the arrangement). The consensus in EITF 07-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The consensus requires retrospective application to all collaborative arrangements existing as of the effective date, unless retrospective application is impracticable.  The impracticability evaluation and exception should be performed on an arrangement-by-arrangement basis. The Company adopted EITF 07-1 effective January 1, 2009, which had no effect on the Company’s financial statements.

In June 2008, the FASB issued Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings Per Share” and is effective for fiscal years beginning after December 15, 2008. The Company’s implementation of FSP EITF 03-06-1 had no impact on the Company’s consolidated financial statements.

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

	For the three months ended
	March 31,
	2009	2008

Numerator - net loss attributable to common stockholders	$(126,328)	$(14,544)

Denominator - weighted average number of common shares outstanding	63,075,122	56,625,122

Basic and diluted loss per common share	$(0.00)	$(0.00)

Note 4. Oil and Gas Properties

As of the period ending March 31, 2009, the Company owned non-operating, working interests in five wells as follows:

				Month
	Acquisition	Interest		Production
	Date	Working	Net Revenue	Started	Formation
Proven Properties:
Cooke #6	9/1/2008	21.75%	16.3125%	Dec-07	Escondido
Onnie Ray #1	9/12/2008	20.00%	15.00%	Oct-08	Austin Chalk
Stahl #1	9/12/2008	20.00%	15.00%	Oct-08	Austin Chalk
Pearce #1	10/31/2008	20.00%	15.00%	Dec-08	Austin Chalk
Unproven Properties:
Haile #1	9/12/2008	20.00%	15.00%	-	Austin Chalk

Net capitalized costs associated with these oil and gas properties is summarized as follows:

	Acquisition Costs	Exploration Costs	Development Costs	Total
Cooke #6	$181,535	$-	$-	$181,535
Onnie Ray #1	14,800	7,000	52,851	74,651
Haile #1	16,071	57,675	-	73,746
Stahl #1	15,215	7,000	35,141	57,356
Pearce #1	6,978	11,200	47,556	65,734
	$234,599	$82,875	$135,548	$453,022

Impairment of oil properties				(140,284)

Oil and gas properties, net				$312,738

The Company amortizes all capitalized costs of oil and gas properties on the unit-of-production method using proved reserves.  The Company has not yet obtained reserve studies with estimated proved reserve quantities because of its recent acquisition of these properties and also because these properties recently began producing.  Management is assessing geographic and production data to determine the need for reserves studies.  Therefore at March 31, 2009, there were no capitalized costs subject to amortization.

Properties which are not being amortized are assessed quarterly, on a property-by-property basis, to determine whether they are recorded at the lower of cost or fair market value.  As a result of this analysis and lack of proved reserves, the Company recorded an impairment loss of $46,840 for the three months ended March 31, 2009 and $93,444 for the year ended December 31, 2008.  The impairment is similar to amortization and therefore is not added to the cost of properties being amortized.

Note 5. Stockholders’ Equity

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

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. No warrants were exercised during the three months ended March 31, 2009 and the year ended December 31, 2008.  A summary of the Company’s warrants outstanding is as follows:

	Series A Warrants	Series B Warrants
Warrants outstanding and exercisable at March 31, 2009	6,450,000	6,450,000
Exercise price	$0.60	$0.75
Fair value on date of grant	$2,495,800	$2,593,247
Black-Scholes option pricing model assumptions:
Risk-free interest rate	2.435%	2.590%
Expected term	1.5 years	2 years
Expected volatility	96.15%	100.76%
Dividend per share	$0	$0
Expiration date	January 28, 2010	July 28, 2010

A total of 12,900,000 shares of the Company’s common stock have been reserved for issuance upon exercise of warrants shares outstanding as of March 31, 2009.

Note 6. Stock Options

The Company has an active stock option plan that provides shares available for option grants to employees, directors and others.  A total of 120,000,000 shares of the Company’s common stock have been reserved for award under the stock option plan, of which 119,800,000 were available for future issuance as of March 31, 2009.  Options granted under the Company’s option plan generally vest over five years or as otherwise determined by the Board of Directors, have exercise prices equal to the fair market value of the common stock on the date of grant, and expire no later than ten years after the date of grant.

During the three month period ended March 31, 2009, stock option compensation expense of $13,137 was recognized as general and administrative expenses.  As of March 31, 2009, the Company had $82,045 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 4.45 years.

The Company does repurchase shares to fulfill the requirements of options that are exercised. Further, we issue new shares when options are exercised.

Note 7. Related Party Transactions

Executive Management:  For the period ended March 31, 2009, the Company incurred $7,500 in fees paid to Derek Cooper the President, Chief Executive Officer and Chief Financial Officer of the Company.  In addition, the Company recorded $4,148 as stock compensation expense relating to stock options granted during 2008 (refer to Note 6).

Director Fees: For the three months ended March 31, 2009, the Company incurred $6,435 in board fees for non-employee directors of the Company.  In addition, the Company recorded $8,989 as stock compensation expense relating to stock options granted during 2008 (refer to Note 6).  There are currently no management or consulting agreements in effect.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three months ended March 31, 2009, and specifically in the items entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes," "plans," "intend," "scheduled," "potential," "continue," "estimates," "hopes," "goal," "objective," expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company. The reader is cautioned that no statements contained in this Form 10-Q should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those identified within this Form 10-Q. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-Q and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

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

From 2002 until September 2008, through our wholly-owned subsidiary Email Solutions, Inc., the Company served as an Application Service Provider (“ASP”) providing outsourced email and search engine optimization services. Due to the limited success of our ASP business, management decided that it was in the best interest of our stockholders to abandon the Application Service Provider business and focus on identifying undervalued oil and gas opportunities for acquisition, development and exploration. The assets and liabilities, the results of operations and cash flows related to the ASP business were not classified as discontinued operations as the amounts were not significant.

Glossary of Certain Oil & Gas Terms

The following is a description of the meanings of some of the natural gas and oil industry terms used in this filing:

“Bbl” means a barrel or barrels of oil.

“BOE” means barrels of oil equivalent.

“Btu” means British thermal unit, which means the quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

“Mcf” means thousand cubic feet of natural gas.

“MMBtu” means one million Btus.

“Workover” means operations on a producing well to restore or increase production.

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

Results of Operations

Due to our recent entry into the oil and gas industry, we do not have comparable results for the quarters ended March 31, 2009 and 2008.  To provide a more meaningful review of our operations, we have compared the quarters ended March 31, 2009 and December 31, 2008.  The following table summarizes our oil and gas sales activity since entering the industry:

	Sales		Average Sales Price
Quarter Ended	Oil (bbl)	Natural Gas (mcf)	Oil (bbl)	Natural Gas (mcf)
3/31/2009	302.7	780.2	$36.60	$4.75
12/31/2008	72.6	701.4	$55.43	$7.41
9/30/2008	41.3	45.2	$101.13	$8.20
6/30/2008	-	-	-	-

Revenue
For the quarter ended March 31, 2009 compared to the quarter ended December 31, 2008 oil production increased 317% from 72.6 to 302.7 barrels and gas production increased 11.2% from 701.4 mcf to 780.2 mcf due to all of our producing wells being online for a full three month period.  This represents an increase in the average BOE produced from 2.1 to 4.8.  The increased production volume was offset by a 34% decrease in oil prices to $36.60 per barrel from $55.43 per barrel and a 35.9% decrease in natural gas prices to $4.75 from $7.41 for the quarter ended March 31, 2009 compared to the quarter ended December 31, 2008.

Oil and Gas Production and Operating Costs
Oil and gas production and operating costs for the quarter ended March 31, 2009 compared to the quarter ended December 31, 2008 were $14,703 and $9,080, respectively, representing an increase of $5,623 or 62%.  The increase is due to all of our wells being online for a full three months and large workover costs for the Pearce well for a chemical treatments to the oil and related excess salt water disposal.  While these types of workover costs are typically non-recurring, we have determined to expense these when incurred since they do not extend the life of the wells.

General and Administrative Expenses
General and administrative expenses were $79,569 and $14,806 for the three month period ended March 31, 2009 and 2008, respectively, for an increase of $64,763.  The change is comprised of a $14,923 increase in legal expenses due to increases services related to SEC filings; $28,912 increase in accounting expenses due to outsourcing accounting services after closing corporate headquarters in August 2008; $13,137 increase in stock compensation expense due to issuing stock options in 2008; $12,435 increase in director and management fees due to the change in compensation for the management team; and a $4,644 decrease in facilities expenses due to closing the corporate offices.

Oil & Gas Property Impairment Expense
We recognized an impairment on oil and gas properties of $46,840 for the three month period ended March 31, 2009.  The impairment is a result of management’s quarterly review of lower of cost or fair market value assessment and lack of proved reserves.

Liquidity and Capital Resources

We had cash and cash equivalents of $2,664,863 and $2,734,591 as of March 31, 2009 and December 31, 2008, respectively.  The Company has financed its operations from cash on hand during the three month period ending March 31, 2009.

The accompanying financial statements have been prepared assuming we will continue as a going concern.  We incurred cumulative losses of $4,209,365 through March 31, 2009.  Additionally, we have expended a significant amount of cash acquiring working interests in oil and gas properties and operating as a public entity.  We expect to continue to incur losses from business operations and we believe our cash and cash equivalents balances, anticipated cash flows from operations, and other external sources of credit will be sufficient to meet our cash requirements through March 2010. Our prospects after March 2010 will depend in large part on our ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

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

Related Party Transactions

Executive Management:  For the period ended March 31, 2009, the Company incurred $7,500 in fees paid to Derek Cooper the President, Chief Executive Officer and Chief Financial Officer of the Company.  In addition, the Company recorded $4,148 as stock compensation expense relating to stock options granted during 2008.

Director Fees: For the three months ended March 31, 2009, the Company incurred $6,435 in board fees for non-employee directors of the Company.  In addition, the Company recorded $8,989 as stock compensation expense relating to stock options granted during 2008.  There are no management or consulting agreements in effect.

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

Item 4T.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2009 that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 1.   Legal Proceedings

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 14 day of May, 2009.

Entheos Technologies, Inc.
(Registrant)

Date	Signature	Title

May 14, 2009	/s/Derek Cooper	President, CEO, CFO and Director
Derek Cooper