Form 10-Q/A
period 2009-03-31
ENTHEOS TECHNOLOGIES INC
filed 2009-08-07
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________

FORM 10-Q/A

(Mark One)

  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2009

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:  000-30156

____________________

ENTHEOS TECHNOLOGIES, INC.
 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation)	98-0170247 (I.R.S. Employer Identification No.)

888 3rd Street SW, Suite 1000, Calgary, Alberta, Canada (Address of principal executive offices)	T2P 5C5 (Zip Code)

403-444-6418

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No .

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes    No    Not Applicable ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                Accelerated filer 

Non-accelerated filer                                  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act
Yes    No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 63,075,122 shares of Common Stock, par value $0.00001, were outstanding on May 13, 2009.

EXPLANATORY NOTE

This Form 10-Q/A (the “Amendment”) is being filed by Entheos Technologies, Inc. (the “Company”) and amends the Company’s unaudited financial statements for the quarter ended March 31, 2009.  This Form 10-Q/A replaces in its entirety the Form 10-Q that was filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2009 (the “Original Filing”) and reflects certain adjustments made in connection with the Company’s adoption of EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5).  Specifically, on August 4, 2009, we determined that EITF 07-5 should have been adopted effective January 1, 2009 with regards to our Series A and Series B warrants.  As a result, our financial statements included in the Form 10-Q for the quarter ended March 31, 2009 did not reflect a reclassification of 6,450,000 Series A and 6,450,000 Series B Warrants from equity to a noncurrent warrant liability, resulting in a cumulative effect of the change in accounting principle adjustment that reduced our accumulated deficit as of January 1, 2009 by $1,624,513.  Additionally, for the three months ended March 31, 2009, we did not record the change in fair value of the warrant liability of $234,517 and, as a result, changed the results of operations for the quarter ended March 31, 2009 by $234,517.

This Form 10-Q/A has revised Item 1 “Financial Statements”, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 4T “Controls and Procedures”, and Item 5 “Other Information.”

In connection with the filing of this Form 10-Q/A and pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, the Company is including with this Form 10-Q/A certain currently dated certifications.

Pursuant to the requirements of Form 8-K Item 4.02 Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review, the Company was required to file a Form 8-K.  However, the Company was able to satisfy the Form 8-K filing requirements by filing this Form 10-Q/A within the required reporting period.

No other changes have been made to the Form 10-Q.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

TABLE OF CONTENTS

ENTHEOS TECHNOLOGIES, INC.

FORM 10-Q/A

For the Quarterly Period Ended March 31, 2009

PART I  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

ENTHEOS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2009 and December 31, 2008

	(Unaudited)
	March 31, 2009	December 31,
(Expressed in U. S. Dollars)	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$2,664,863	$2,734,591
Accounts receivable	-	4,252
Prepaid expenses	-	720
Total current assets	2,664,863	2,739,563

Oil and gas properties, using full cost method (Note 4)
Proven properties	379,276	368,282
Unproven properties	73,746	73,746
Accumulated depreciation, depletion and amortization and impairment	(140,284)	(93,444)
Oil and gas properties, net	312,738	348,584

Total assets	$2,977,601	$3,088,147

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$65,576	$50,854
Accounts payable - related parties	-	12,077
Total current liabilities	65,576	62,931

Warrant liabilities (Note 5)	3,043,358	-

Total liabilities	3,108,934	62,931

STOCKHOLDERS' EQUITY (DEFICIT) (Note 5)

Preferred stock:$0.0001 par value: Authorized: 10,000,000 shares
Issued and outstanding: nil	-	-
Common stock: $0.00001 par value; Authorized: 200,000,000 shares
Issued and outstanding: 63,075,122 shares (2008: 63,075,122)	631	631
Additional paid-in capital	5,467,397	7,107,622
Accumulated deficit	(5,599,361)	(4,083,037)

Total stockholders' equity (deficit)	(131,333)	3,025,216

Total liabilities and stockholders' equity (deficit)	$2,977,601	$3,088,147

(The accompanying notes are an integral part of these consolidated financial statements) 3

ENTHEOS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2009 and 2008
(Unaudited)

	March 31,	March 31,
(Expressed in U. S. Dollars)	2009	2008

Revenue
Oil and gas sales	$14,784	$-

Expenses
Oil and gas production and operating costs	14,703	-
General and administrative expenses	79,569	14,806
Impairment of oil and gas properties	46,840	-
Total operating expenses	141,112	14,806

Operating Loss	(126,328)	(14,806)

Other income / (expense)
Interest income	-	262
Change in fair value of warrant liability	234,517
	234,517	262

Net income (loss) attributable to common stockholders	$108,189	$(14,544)

Income (loss) per common share - basic and diluted	$0.00	$(0.00)

Weighted average number of shares - basic and diluted	63,075,122	56,625,122

(The accompanying notes are an integral part of these consolidated financial statements) 4

ENTHEOS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2009 and year ended December 31, 2008
(Unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholder's
(Expressed in U. S. Dollars)	Shares	Amount	paid-in capital	earnings (deficit)	Equity

Balance, December 31, 2007	56,625,122	$ 566	$ 3,838,516	$ (3,817,888)	$ 21,194

Units issued for cash and legal services
at $0.50 per share in July 2008	6,450,000	65	3,224,935	-	3,225,000

Stock based compensation expense	-	-	19,360	-	19,360

Settlement of related party payables	-	-	24,811	-	24,811

Net loss, year ended December 31, 2008	-	-	-	(265,149)	(265,149)

Balance, December 31, 2008	63,075,122	631	7,107,622	(4,083,037)	3,025,216

Cumulative effect of change in accounting principle			(1,653,362)	(1,624,513)	(3,277,875)

Stock based compensation expense	-	-	13,137	-	13,137

Net income, three months ended March 31, 2009	-	-	-	108,189	108,189

Balance, March 31, 2009	63,075,122	$ 631	$ 5,467,397	$ (5,599,361)	$ (131,333)

(The accompanying notes are an integral part of these consolidated financial statements) 5

ENTHEOS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2009 and 2008
(Unaudited)
	March 31,	March 31,
(Expressed in U. S. Dollars)	2009	2008

Cash flows from operating activities
Net income (loss)	$108,189	$(14,544)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Impairment of oil and gas properties	46,840	-
Stock-based compensation	13,137	-
Change in fair value of warrant liability	(234,517)
Change in non-cash working capital item:
Decrease in accounts receivable	4,252	-
Decrease in prepaid assets	720	-
Increase in accounts payable & accrued liabilities including related party	2,645	693
Net cash flows from operating activities	(58,734)	(13,851)

Cash flows from investing activities
Acquisition of oil and gas properties	(10,994)	-
Net cash flows from investing activities	(10,994)	-

Decrease in cash and cash equivalents	(69,728)	(13,851)

Cash and cash equivalents, beginning of period	2,734,591	46,306
Cash and cash equivalents, end of period	$2,664,863	$32,455

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements) 6

ENTHEOS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Expressed in U.S. Dollars)

(Unaudited)

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
  FSP FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments”; and
  FSP FAS 107-1, “Interim Disclosures about Fair Value of Financial Statements”.

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

Note 3. Loss (Loss) Per Share (EPS)

Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income attributable to common stockholders by the weighted average number of common and potential common shares outstanding during the period, which includes the additional dilution related to conversion of stock options and common stock purchase warrants as computed under the treasury stock method.

For the three months ended March 31, 2008, there were no potential common shares outstanding during that period.  For the three month period ended March 31, 2009, potential gross common shares (arising from stock options and common stock purchase warrants) of 13.2 million were anti-dilutive and not included in computing diluted EPS.

	For the three months ended
	March 31,
	2009	2008

Numerator - net income (loss) attributable to common
stockholders	$ 108,189	$ (14,544)

Denominator - weighted average
number of common shares outstanding	63,075,122	56,625,122

Basic and diluted loss per common share	$ 0.00	$ (0.00)

Note 4. Oil and Gas Properties

As of the period ending March 31, 2009, the Company owned non-operating, working interests in five wells as follows:

				Month
	Acquisition	Interest		Production
	Date	Working	Net Revenue	Started	Formation
Proven Properties:
Cooke #6	9/1/2008	21.75%	16.3125%	Dec-07	Escondido
Onnie Ray #1	9/12/2008	20.00%	15.00%	Oct-08	Austin Chalk
Stahl #1	9/12/2008	20.00%	15.00%	Oct-08	Austin Chalk
Pearce #1	10/31/2008	20.00%	15.00%	Dec-08	Austin Chalk
Unproven Properties:
Haile #1	9/12/2008	20.00%	15.00%	-	Austin Chalk

Net capitalized costs associated with these oil and gas properties is summarized as follows:

	Acquisition Costs	Exploration Costs	Development Costs	Total
Cooke #6	$ 181,535	$ -	$ -	$ 181,535
Onnie Ray #1	14,800	7,000	52,851	74,651
Haile #1	16,071	57,675	-	73,746
Stahl #1	15,215	7,000	35,141	57,356
Pearce #1	6,978	11,200	47,556	65,734
	$ 234,599	$ 82,875	$ 135,548	$ 453,022

Impairment of oil properties				(140,284)

Oil and gas properties, net				$ 312,738

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

Note 5. Stockholders’ Equity

On July 28, 2008, the Company completed a self-directed private placement of 6,450,000 units at a price of $0.50 per unit or $3,225,000 in the aggregate.  Each unit consists of one share of the Company’s common stock, one Series A stock purchase warrant (Series A warrant) to purchase a share of common stock at $0.60 per share for a period of 18 months from the date of issuance and one Series B stock purchase warrant (Series B warrant) to purchase a share of common stock at $0.75 per share for a period of 24 months from the date of issuance.  The relative fair value of the common stock was estimated to be $1,571,638 and the relative fair value of the warrants was estimated to be $1,653,362 as determined based on the relative fair value allocation of the proceeds received.  The warrants were valued on the transaction date using the Black-Scholes option pricing model.  In connection with the private placement, the Company issued an aggregate of 50,000 units in payment of legal fees in the amount of $25,000.  These units were otherwise issued on the same terms and conditions as the units sold in the private placement.

Pursuant to the Subscription Agreement and the Registration Rights Agreement relating to the private placement, we and the investor parties made other covenants and representations and warranties regarding matters that are customarily included in financings of this nature.  In the event that during the period when the warrants are outstanding, 18 months for Series A warrants and 24 months for Series B warrants, if we issue common stock or common stock equivalents at a price per share which is less than the warrant exercise price, $0.60 per share for Series A Warrants and $0.75 per share for Series B Warrants, then the exercise price for the warrants shall be reduced to equal the share price of the new issuance and the number of warrant shares issuable shall be increased such that the aggregate exercise price payable shall be equal to the aggregate exercise price prior to such adjustment according to the Securities Purchase Agreement (the “Dilutive Issuance”).

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. No warrants were exercised during the three months ended March 31, 2009 and the year ended December 31, 2008.  A summary of our outstanding warrants as of March 31, 2009 and the assumptions used to determine fair value as of the date of the respective transactions, is as follows:

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

The potential of a Dilutive Issuance to the warrants’ exercise price and number of underlying shares of common stock may result in a settlement amount that does not equal the difference between the fair value of a fixed number of the Company’s common stock and a fixed exercise price.  Accordingly, the warrants fall under the scope of EITF 07-5, which is effective January 1, 2009, the beginning of our fiscal year 2009.  Pursuant to EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5), the warrants are not considered indexed to the Company’s own stock and, therefore, do not meet the scope exception in paragraph 11(a) of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and thus need to be accounted for as a derivative.  As of March 31, 2009, we have not sold any shares of common stock or common stock equivalents that would result in an adjustment to the exercise price or number of shares of common stock underlying the warrants outstanding.

A total of 12,900,000 shares of the Company’s common stock have been reserved for issuance upon exercise of warrants shares outstanding as of March 31, 2009.

Restatement of March 31, 2009 financial statements

On August 4, 2009, subsequent to the original filing of the Company’s Form 10-Q for the quarter ended March 31, 2009, we determined that EITF 07-5 should have been adopted effective January 1, 2009 for the Series A and Series B Warrants.  The adoption of EITF 07-5 resulted in a material misstatement of our financial statements for the quarter ended March 31, 2009.  As a result, we are filing this amended Form 10-Q/A to restate the financial statements for the quarter ended March 31, 2009.  The restated financial statements reflect a reclassification of 6,450,000 Series A and 6,450,000 Series B Warrants from equity to a noncurrent warrant liability and a cumulative effect of the change in accounting principle adjustment that reduced our accumulated deficit as of January 1, 2009 by $1,624,513.  Additionally, for the three months ended March 31, 2009, we did not record the change in fair value of the warrant liability of $234,517 and, as a result, changed the results of operations for the quarter ended March 31, 2009 by $234,517.

We account for the warrant liability in accordance with SFAS 157.  SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). At March 31, 2009, we valued the warrant liability using a Black-Scholes model (Level 3 inputs) containing the following assumptions:

Black-Scholes option pricing model assumptions as of March 31, 2009	Series A Warrants	Series B Warrants
Risk-free interest rate	0.500%	0.690%
Expected term	0.75	1.25
Expected volatility	162.47%	133.08%
Dividend per share	$0	$0
Expiration date	January 28, 2010	July 28, 2010

The following table is a roll forward of the fair value of the warrant liability related to the common stock warrants using the Black-Scholes assumptions as of March 31, 2009 (Level 3 inputs):

	Series A Warrants	Series B Warrants	Total
Beginning balance as of January 1, 2009	$ 1,652,779	$ 1,625,096	$ 3,277,875
Change in fair value	(120,806)	(113,711)	(234,517)
Ending balance as of March 31, 2009	$ 1,531,973	$ 1,511,385	$ 3,043,358

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q/A for the three months ended March 31, 2009, and specifically in the items entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes," "plans," "intend," "scheduled," "potential," "continue," "estimates," "hopes," "goal," "objective," expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company. The reader is cautioned that no statements contained in this Form 10-Q/A should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those identified within this Form 10-Q/A. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-Q/A and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

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

Results of Operations

Due to our recent entry into the oil and gas industry, we do not have comparable results for the quarters ended March 31, 2009 and 2008.  To provide a more meaningful review of our operations, we have compared the quarters ended March 31, 2009 and December 31, 2008.  The following table summarizes our oil and gas sales activity since entering the industry:

	Sales		Average Sales Price
Quarter Ended	Oil (bbl)	Natural Gas (mcf)	Oil (bbl)	Natural Gas (mcf)
3/31/2009	302.7	780.2	$ 36.60	$ 4.75
12/31/2008	72.6	701.4	$ 55.43	$ 7.41
9/30/2008	41.3	45.2	$ 101.13	$ 8.20
6/30/2008	-	-	-	-

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

Oil and Gas Production and Operating Costs

Oil and gas production and operating costs for the quarter ended March 31, 2009 compared to the quarter ended December 31, 2008 were $14,703 and $9,080, respectively, representing an increase of $5,623 or 62%.  The increase is due to all of our wells being online for a full three months and large workover costs for the Pearce well for a chemical treatment to the oil and related excess salt water disposal.  While these types of workover costs are typically non-recurring, we have determined to expense these when incurred since they do not extend the life of the wells.

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

Change in fair value of warrant liability

On January 1, 2009, we adopted EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”.  We determined that our Series A and Series B Warrants contained a Dilutive Issuance provision.  As a result, we reclassified a total of 12,900,000 warrants from equity to a noncurrent warrant liability and recorded a cumulative effect of change in accounting principle adjustment that reduced our accumulated deficit as of January 1, 2009 by $1,624,513.

We account for the warrant liability in accordance with SFAS 157.  SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). At March 31, 2009, we valued the warrant liability using a Black-Scholes model (Level 3 inputs).  The $234,517 decrease in fair value of the warrant liability for the three-months ended March 31, 2009 was recorded in Other Income/(Expense) as non-operating income.

Liquidity and Capital Resources

We had cash and cash equivalents of $2,664,863 and $2,734,591 as of March 31, 2009 and December 31, 2008, respectively.  The Company has financed its operations from cash on hand during the three month period ending March 31, 2009.

The accompanying financial statements have been prepared assuming we will continue as a going concern.  We incurred cumulative losses of $5,599,361 through March 31, 2009.  Additionally, we have expended a significant amount of cash acquiring working interests in oil and gas properties and operating as a public entity.  We expect to continue to incur losses from business operations and we believe our cash and cash equivalents balances, anticipated cash flows from operations, and other external sources of credit will be sufficient to meet our cash requirements through March 2010. Our prospects after March 2010 will depend in large part on our ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

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

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements in this Form 10-Q/A.

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

Item 4T.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2009 that the Company’s disclosure controls and procedures were not effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Subsequent to filing its Form 10-Q for the quarter ended March 31, 2009, the Company determined that its Class A and B Warrants contained a Dilutive Issuance provision, resulting in a material adjustment that was required to appropriately account for its warrant liability.   As a result, the Company has concluded that there is a material weakness regarding the identification, evaluation, and adoption of applicable accounting guidance in a timely manner.  The Company is currently evaluating how to effectively remediate this material weakness.  In this regard, the Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and intends to make changes aimed at enhancing their effectiveness.

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

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review:  This Form 10-Q/A is being filed to restate the financial statements previously filed on Form 10-Q for the quarter ended March 31, 2009.  Refer to “Explanatory Note” preceding the consolidated financial statements in this Form 10-Q/A.

Item 6.   Exhibits

31.1        Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

32.1        Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of August, 2009.

                                                                                                               Entheos Technologies, Inc.

                                                                                                              (Registrant)

Date                                                       Signature                              Title

August 7, 2009                                     /s/ Derek Cooper                 President, CEO, CFO and Director

                                                                Derek Cooper