Form 10-Q
period 2009-06-30
ENTHEOS TECHNOLOGIES INC
filed 2009-08-14
CIK 1016708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________

FORM 10-Q

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2009

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____ Commission File Number: 000-30156

ENTHEOS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0170247
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

888 3rd Street SW, Suite 1000, Calgary, Alberta,	T2P 5C5
Canada	(Zip Code)
(Address of principal executive offices)

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

Yes☒ Noo.

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yeso Noo Not Applicable☒.

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	o	Accelerated filer	o
Non-accelerated filer	o	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act
 Yeso No☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 63,075,122 shares of Common Stock, par value $0.00001, were outstanding on August 11, 2009.

PART I   — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ENTHEOS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2009 and December 31, 2008

	(Unaudited)
	June 30, 2009	December 31,
(Expressed in U. S. Dollars)	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$2,534,990	$2,734,591
Accounts receivable	1,708	4,252
Prepaid expenses	-	720
Total current assets	2,536,698	2,739,563

Oil and gas properties, using full cost method (Note 4)
Proven properties	384,942	368,282
Unproven properties	89,254	73,746
Accumulated depreciation, depletion and amortization and impairment	(338,865)	(93,444)
Oil and gas properties, net	135,331	348,584

Total assets	$2,672,029	$3,088,147

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$14,165	$50,854
Accounts payable - related parties	-	12,077
Total current liabilities	14,165	62,931

Warrant liability (Note 5)	2,223,136	-

Total liabilities	2,237,301	62,931

STOCKHOLDERS' EQUITY (Note 5)

Preferred stock: $0.0001 par value: Authorized: 10,000,000 shares
Issued and outstanding: nil	-	-
Common stock: $0.00001 par value; Authorized: 200,000,000 shares
Issued and outstanding: 63,075,122 shares (2008: 63,075,122)	631	631
Additional paid-in capital	5,479,842	7,107,622
Accumulated deficit	(5,045,745)	(4,083,037)

Total stockholders' equity	434,728	3,025,216

Total liabilities and stockholders' equity	$2,672,029	$3,088,147

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2009 and 2008
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Expressed in U. S. Dollars)	2009	2008	2009	2008

Revenue
Oil and gas sales	$13,842	$-	$28,626	$-

Expenses
Oil and gas production and operating costs	10,375	-	25,078	-
General and administrative expenses	71,492	17,080	151,061	31,886
Impairment of oil and gas properties	198,581	-	245,421	-
Total operating expenses	280,448	17,080	421,560	31,886

Operating Loss	(266,606)	(17,080)	(392,934)	(31,886)

Other income / (expense)
Interest income	-	90	-	352
Change in fair value of warrant liability	820,222	-	1,054,739	-
	820,222	90	1,054,739	352

Net income (loss) attributable to common stockholders	$553,616	$(16,990)	$661,805	$(31,534)

Income (loss) per common share - basic and diluted	$0.01	$(0.00)	$0.01	$(0.00)

Weighted average number of shares - basic and diluted	63,075,122	56,625,122	63,075,122	56,625,122

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the six months ended June 30, 2009 and year ended December 31, 2008
(Unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholder's
(Expressed in U. S. Dollars)	Shares	Amount	paid-in capital	earnings (deficit)	Equity

Balance, December 31, 2007	56,625,122	$ 566	$ 3,838,516	$ (3,817,888)	$ 21,194

Units issued for cash and legal services
at $0.50 per share in July 2008	6,450,000	65	3,224,935	-	3,225,000

Stock based compensation expense	-	-	19,360	-	19,360

Settlement of related party payables	-	-	24,811	-	24,811

Net loss, year ended December 31, 2008	-	-	-	(265,149)	(265,149)

Balance, December 31, 2008	63,075,122	631	7,107,622	(4,083,037)	3,025,216

Cumulative effect of change in accounting principle	-	-	(1,653,362)	(1,624,513)	(3,277,875)

Stock based compensation expense	-	-	25,582	-	25,582

Net income, six months ended June 30, 2009	-	-	-	661,805	661,805

Balance, June 30, 2009	63,075,122	$ 631	$ 5,479,842	$ (5,045,745)	$ 434,728
(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2009 and 2008
(Unaudited)
	June 30,	June 30,
(Expressed in U. S. Dollars)	2009	2008

Cash flows from operating activities
Net income (loss)	$661,805	$(31,534)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Impairment of oil and gas properties	245,421	-
Stock-based compensation	25,582	-
Change in fair value of warrant liability	(1,054,739)	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,544	-
Decrease in prepaid expenses	720	-
Increase (decrease) in accounts payable & accrued liabilities including related party	(48,766)	646
Net cash flows from operating activities	(167,433)	(30,888)

Cash flows from investing activities
Acquisition of oil and gas properties	(32,168)	-
Net cash flows from investing activities	(32,168)	-

Decrease in cash and cash equivalents	(199,601)	(30,888)

Cash and cash equivalents, beginning of period	2,734,591	46,306
Cash and cash equivalents, end of period	$2,534,990	$15,418

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2009

(Unaudited) (Expressed in U.S. Dollars)

Note 1. Organization and Nature of Operations

Entheos Technologies, Inc. (“the Company”) is a small independent diversified energy company engaged in the acquisition and development of crude oil and natural gas interests in the United States. The Company pursues oil and gas prospects in partnership with oil and gas companies with exploration, development and production expertise. The Company currently has a non-operating, minority working interest in five wells. The Company’s prospect areas consist of land in La Salle County, Lee County, Fayette County and Frio County, Texas. Currently four of the five wells in which the Company has minority working interest are producing. The Company currently does not operate any of the wells in which it has an interest.

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

The Company has recently incurred net operating losses and operating cash flow deficits. It may continue to incur losses from operations and operating cash flow deficits in the future. Management previously believed the Company’s cash and cash equivalent balances, anticipated cash flows from operations and other external sources of credit would be sufficient to meet its cash requirements through March 2010. Currently, management believes that the Company’s cash and cash equivalent balances, anticipated cash flows from operations and other external sources of credit will be sufficient to meet its cash requirements through March 2011. The future of the Company after March 2011 will depend in large part on its ability to successfully generate cash flows from operations and raise capital from external sources to fund operations.

Note 2. Accounting Policies

Presentation of Interim Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which are of a normal recurring nature) considered necessary for a fair presentation of the financial statements have been included. Operating results for the quarter ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009 or any other interim period. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 2008 Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves once proved reserves are determined to exist. The Company has not yet obtained reserve reports because of its recent acquisition of its oil and gas properties and because these properties recently began producing. Management is assessing geographic and production data to determine the need for reserves studies. At June 30, 2009, there were no capitalized costs subject to amortization.

Oil and gas properties without estimated proved reserves are not amortized until proved reserves associated with the properties can be determined or until impairment occurs. The cost of these properties is assessed quarterly, on a property-by-property basis, to determine whether the properties are recorded at the lower of cost or fair market value. In determining whether such costs should be impaired, the Company evaluates historical experience, current drilling results, lease expiration dates, current oil and gas industry conditions, international economic conditions, capital availability, and available geological and geophysical information. As a result of this analysis and lack of proved reserves, the Company recorded an impairment loss of $245,421 for the six month period ended June 30, 2009. The impairment is similar to amortization and therefore is not added to the costs of properties being amortized.

Sales of oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. The Company has not sold any properties as of June 30, 2009.

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

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN No. 47), “Accounting for Conditional Asset Retirement Obligations”. FIN No. 47 clarifies that a conditional asset retirement obligation, as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated.

The Company does not have material asset retirement obligations as of June 30, 2009.

Fair Value

The carrying amount of cash, accounts receivable, and accrued liabilities on the balance sheet approximates those assets’ or liabilities’ fair values (representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants) because of the short-term nature of these instruments. The Company places its cash with high credit quality financial institutions. Refer to Note 5 regarding fair value measurements relating to the warrant liability.

Recent and Adopted Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 157-1 (FSP FAS 157-1), which excludes SFAS No. 13, “ Accounting for Leases ” and certain other accounting pronouncements that address fair value measurements under SFAS 13, from the scope of SFAS 157. In February 2008, the FASB issued FSP No. 157-2 (FSP FAS 157-2), which provides a one-year delayed application of SFAS 157 “Fair Value Measurements” for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Therefore the Company was required to adopt SFAS 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 on January 1, 2009, the beginning of its fiscal year, as related to nonfinancial assets and liabilities, which did not have an impact on the Company's consolidated financial statements.

The Company adopted EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5) effective January 1, 2009. The adoption of EITF 07-5 had a material effect on the Company's financial position and results of operations as further explained in Note 5 under the subsection “Warrants”.

On April 9, 2009, the FASB issued several Staff Positions, as listed below, relating to fair value accounting, impairment of securities, and disclosures. All of these FSPs are effective for interim and annual periods ending after June 15, 2009. The adoption did not have a material impact on the Company's consolidated financial statements.

  FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly”;
  FSP FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments”; and
  FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Statements”.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company adopted SFAS 160 on January 1, 2009, the beginning of its fiscal year 2009, which had no impact on the consolidated financial statements.

In December 2007, the FASB ratified a consensus opinion reached by the EITF on EITF Issue 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). The guidance in EITF 07-1 defines collaborative arrangements and establishes presentation and disclosure requirements for transactions within a collaborative arrangement (both with third parties and between participants in the arrangement). The consensus in EITF 07-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The consensus requires retrospective application to all collaborative arrangements existing as of the effective date, unless retrospective application is impracticable. The impracticability evaluation and exception should be performed on an arrangement-by-arrangement basis. The Company adopted EITF 07-1 effective January 1, 2009, which had no effect on the consolidated financial statements.

In April 2008, the FASB issued FASB FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 removed the requirement of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. This should lead to greater consistency between the useful life of recognized intangibles under SFAS 142 and the period of expected cash flows used to measure fair value of such assets under SFAS No. 141(R), Business Combinations. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of this statement had no material impact on the Company's consolidated financial position, results of operations, or cash flows.

On May 28, 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). Under SFAS 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. SFAS 165 also requires entities to disclose the date through which subsequent events have been evaluated. SFAS 165 was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009, as required.

In June 2008, the FASB issued Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings Per Share” and is effective for fiscal years beginning after December 15, 2008. The implementation of FSP EITF 03-06-1 had no impact on the consolidated financial statements.

On June 29, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification TM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. The Company will adopt SFAS 168 for the quarterly period ended September 30, 2009, as required.

Note 3. Earnings (Loss) Per Share (EPS)

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

For the three and six months ended June 30, 2008, there were no potential common shares outstanding. For the three and six month periods ended June 30, 2009, potential gross common shares (arising from stock options and common stock purchase warrants) of 13.1 million were anti-dilutive and not included in computing diluted EPS.

	For the three months ended		For the six months ended
	June		June
	2009	2008	2009	2008

Numerator - net income (loss) attributable to
common stockholders	$ 553,616	$ (16,990)	$ 661,805	$ (31,534)

Denominator - weighted average
number of common shares outstanding	63,075,122	56,625,122	63,075,122	56,625,122

Basic and diluted income (loss)
per common share	$ 0.01	$ (0.00)	$ 0.01	$ (0.00)

Note 4. Oil and Gas Properties

As of the period ending June 30, 2009, the Company owned non-operating, working interests in five wells as follows:

				Month
	Acquisition	Interest		Production
	Date	Working	Net Revenue	Started	Formation
Proven Properties:
Cooke #6	9/1/2008	21.75%	16.3125%	Dec-07	Escondido
Onnie Ray #1	9/12/2008	20.00%	15.00%	Oct-08	Austin Chalk
Stahl #1	9/12/2008	20.00%	15.00%	Oct-08	Austin Chalk
Pearce #1	10/31/2008	20.00%	15.00%	Dec-08	Austin Chalk
Unproven Properties:
Haile #1	9/12/2008	20.00%	15.00%	-	Austin Chalk

Net capitalized costs associated with these oil and gas properties is summarized as follows:

	Acquisition Costs	Exploration Costs	Development Costs	Total
Cooke #6	$ 181,535	$ -	$ -	$ 181,535
Onnie Ray #1	14,800	7,000	58,517	80,317
Haile #1	16,071	73,183	-	89,254
Stahl #1	15,215	7,000	35,141	57,356
Pearce #1	6,978	11,200	47,556	65,734
	$ 234,599	$ 98,383	$ 141,214	$ 474,196

Impairment of oil properties				(338,865)

Oil and gas properties, net				$ 135,331

The Company amortizes all capitalized costs of oil and gas properties on the unit-of-production method using proved reserves. The Company has not yet obtained reserve studies with estimated proved reserve quantities because of its recent acquisition of these properties and also because these properties recently began producing. Management is assessing geographic and production data to determine the need for reserves studies. Therefore at June 30, 2009, there were no capitalized costs subject to amortization.

Properties which are not being amortized are assessed quarterly, on a property-by-property basis, to determine whether they are recorded at the lower of cost or fair market value. As a result of this analysis and lack of proved reserves, the Company recorded an impairment loss of $198,581 and $245,421 for the three and six months ended June 30, 2009. The impairment is similar to amortization and therefore is not added to the cost of properties being amortized.

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

Pursuant to the Subscription Agreement and the Registration Rights Agreement relating to the private placement, the Company and the investor parties made other covenants and representations and warranties regarding matters that are customarily included in financings of this nature. In the event that during the period when the warrants are outstanding, 18 months for Series A warrants and 24 months for Series B warrants, if the Company issues common stock or common stock equivalents at a price per share which is less than the warrant exercise price, $0.60 per share for Series A warrants and $0.75 per share for Series B warrants, then the exercise price for the warrants shall be reduced to equal the share price of the new issuance and the number of warrant shares issuable shall be increased such that the aggregate exercise price payable shall be equal to the aggregate exercise price prior to such adjustment according to the Securities Purchase Agreement (the “Dilutive Issuance”).

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. No warrants were exercised during the six months ended June 30, 2009 and the year ended December 31, 2008. A summary of the outstanding warrants as of June 30, 2009 and the assumptions used to determine fair value as of the date of the respective transactions, is as follows:

	Series A Warrants	Series B Warrants
Warrants outstanding and exercisable at June 30, 2009	6,450,000	6,450,000
Exercise price	$0.60	$0.75
Fair value on date of grant	$2,495,800	$2,593,247
Black-Scholes option pricing model assumptions:
Risk-free interest rate	2.435%	2.590%
Expected term	1.5 years	2 years
Expected volatility	96.15%	100.76%
Dividend per share	$0	$0
Expiration date	January 28, 2010	July 28, 2010

The potential of a Dilutive Issuance to the warrants’ exercise price and number of underlying shares of common stock may result in a settlement amount that does not equal the difference between the fair value of a fixed number of the Company’s common stock and a fixed exercise price. Accordingly, the warrants fall under the scope of EITF 07-5, which is effective January 1, 2009, the beginning of the Company's fiscal year 2009. Pursuant to EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5), the warrants are not considered indexed to the Company’s own stock and, therefore, do not meet the scope exception in paragraph 11(a) of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and thus need to be accounted for as a derivative. As of June 30, 2009, the Company has not sold any shares of common stock or common stock equivalents that would result in an adjustment to the exercise price or number of shares of common stock underlying the warrants outstanding.

The Company measures the fair value of the warrant liability in accordance with SFAS 157. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). At June 30, 2009, the Company valued the warrant liability using a Black-Scholes model (Level 3 inputs) containing the following assumptions:

Black-Scholes model assumptions as of June 30, 2009	Series A Warrants	Series B Warrants
Risk-free interest rate	0.500%	0.690%
Expected term	0.58	1.08
Expected volatility	109.85%	135.61%
Dividend per share	$0	$0
Expiration date	January 28, 2010	July 28, 2010

The following table is a roll forward of the fair value of the warrant liability related to the common stock warrants using the Black-Scholes assumptions as of June 30, 2009 (Level 3 inputs):

	Series A Warrants	Series B Warrants	Total
Beginning balance as of January 1, 2009	$ 1,652,779	$ 1,625,096	$ 3,277,875
Change in fair value	(120,806)	(113,711)	(234,517)
Ending balance as of March 31, 2009	1,531,973	1,511,385	3,043,358
Change in fair value	(673,440)	(146,782)	(820,222)
Ending balance as of June 30, 2009	$ 858,533	$ 1,364,603	$ 2,223,136

A total of 12,900,000 shares of the Company’s common stock have been reserved for issuance upon exercise of warrants shares outstanding as of June 30, 2009.

Note 6. Stock Options

The Company has an active stock option plan that provides shares available for option grants to employees, directors and others. A total of 120,000,000 shares of the Company’s common stock have been reserved for award under the stock option plan, of which 119,800,000 were available for future issuance as of June 30, 2009. Options granted under the Company’s option plan generally vest over five years or as otherwise determined by the Board of Directors, have exercise prices equal to the fair market value of the common stock on the date of grant, and expire no later than ten years after the date of grant.

During the three and six month periods ended June 30, 2009, stock option compensation expense of $12,445 and $25,582 was recognized as general and administrative expenses. As of June 30, 2009, the Company had $69,600 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 4.21 years.

The Company does repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Note 7. Related Party Transactions

Executive Management: For the three and six month periods ended June 30, 2009, the Company incurred $7,500 and $15,000 in fees paid to Derek Cooper the President, Chief Executive Officer and Chief Financial Officer of the Company. In addition, the Company recorded $4,148 and $8,297 as stock compensation expense relating to stock options granted during 2008 (refer to Note 6).

Director Fees: For the three and six month periods ended June 30, 2009, the Company incurred $6,000 and $12,435 in board fees for non-employee directors of the Company. In addition, the Company recorded $8,297 and $17,285 as stock compensation expense relating to stock options granted during 2008 (refer to Note 6). There are currently no management or consulting agreements in effect.

Note 8. Subsequent Events

The Company has evaluated subsequent events for the period from June 30, 2009, the date of these financial statements, to August 14, 2009, which represents the date these finacial statements are being filed with the Securities Exchange Commission (“SEC”). Pursuant to the requirements of SFAS 165, there were no events or transactions occurring during this subsequent event reporting period which require recognition or disclosure in the financial statements. With respect to this disclosure, the Company has not evaluated events occurring after August 14, 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three months ended June 30, 2009, and specifically in the items entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes," "plans," "intend," "scheduled," "potential," "continue," "estimates," "hopes," "goal," "objective," expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

Overview

The Company is a small independent oil and gas production company with a focus on participation in producing and the redevelopment/ recompletion of oil and gas wells. Incorporated under the laws of the State of Nevada, the Company has an authorized capital of 200,000,000 shares of $0.00001 par value common stock, of which 63,075,122 shares are outstanding and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

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

Oil and Gas Properties

In September 2008, the Company acquired a 21.75% working interest (16.3125% net revenue interest) in the Cooke #6 well located at the Cooke Ranch field in La Salle County, Texas which has been producing oil and gas from the Escondido formation since 2007. In September 2008, the company acquired a 20.00% working interest (15.00% net revenue interest) in Onnie Ray #1 Well in Lee County, Texas and the Stahl #1 Well in Fayette County, Texas which were subsequently reentered and are producing gas from the Austin Chalk formation and a 20.00% working interest (15.00% net revenue interest) in the Haile #1 Well in Frio County, Texas which is currently scheduled for re-entry operations.

The following table summarizes our capitalized costs relating to our properties:

	June 30,	December 31,
	2009	2008	Change
Acquisition costs	$ 234,599	$ 234,599	$ -
Exploration costs	98,383	82,875	15,508
Development costs	141,214	124,554	16,660
	474,196	442,028	32,168

Impairment of oil properties	(338,865)	(93,444)	(245,421)

Oil and gas properties, net	$ 135,331	$ 348,584	$ (213,253)

Capital expenditures totaled $32,168 for the six month period ended June 30, 2009. Onnie Ray #1 well required both equipment and developmental type remedial work in the form of pulling rod repairs, chemical treatments and acid jobs.

Haile #1 well required extensive work as the operator shut the former target zone, zone B, due to excessive water production and pursued a higher zone, zone A, for completion. The tubing was perforated in zone A, the zone was fractured and an acid job was done.

The impairment of oil properties increased $245,421 for the six month period ended June 30, 2009. The impairment is a result of management’s quarterly review of lower of cost or fair market value assessment and lack of proved reserves. The increase is due to lowering anticipated production volumes for the remaining life of the wells as the wells develop a production history.

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

Results of Operations

Due to our recent entry into the oil and gas industry, we do not have comparable results for the quarters ended June 30, 2009 and 2008. To provide a more meaningful review of our operations, we have compared the quarters ended March 31, 2009 and June 30, 2009. The following table summarizes our oil and gas sales activity since entering the industry:

	Sales*		Average Sales Price*
Quarter Ended	Oil (bbl)	Natural Gas (mcf)	Oil (bbl)	Natural Gas (mcf)
6/30/2009	240.0	519.6	$ 50.43	$ 4.47
3/31/2009	302.7	780.2	$ 34.60	$ 4.77
12/31/2008	72.6	701.4	$ 55.43	$ 7.41
9/30/2008	41.3	45.2	$ 101.13	$ 8.20
6/30/2008	-	-	-	-

* Amounts have been adjusted for immaterial variances in previous periods due to the use of estimates when the previous reports were prepared.

Revenue
Oil and gas revenue was $13,842 and $14,784 for the three month periods ended June 30, 2009 and March 31, 2009, respectively. While revenue was relatively flat quarter over quarter, the number of barrels produced declined from 302.7 to 240.0 for the three month periods ended March 31, 2009 and June 30, 2009, respectively, representing a decline of 62.7 barrels or 21%. The reduced production volume was offset by an increase in revenue per barrel from $34.60 per barrel to

$50.43 per barrel for the three month periods ended March 31, 2009 and June 30, 2009, respectively, representing an increase of $15.83 per barrel or 46%. The Haile #1 well was anticipated to begin production during the quarter ended March 31, 2009, however, due to operational constraints the well did not begin producing as anticipated.

Oil and Gas Production and Operating Costs
Oil and gas production and operating costs were $10,375 and $14,703 for the three month periods ended June 30, 2009 and March 31, 2009, respectively, representing a decline of $4,328 or 29%. The decrease is due to fewer chemical and hot oil treatments needed, and due to seasonality.

General and Administrative Expenses
General and administrative expenses were $71,492 and $17,080 for the three month periods ended June 30, 2009 and 2008, respectively, for an increase of $54,412. The change is comprised of a $6,837 increase in legal expenses due to increases services related to SEC filings; $21,630 increase in accounting expenses due to outsourcing accounting services after closing corporate headquarters in August 2008; $12,445 increase in stock compensation expense due to issuing stock options in 2008; $13,500 increase in director and management fees due to the change in compensation for the management team.

General and administrative expenses were $151,061 and $31,886 for the six month period ended June 30, 2009 and 2008, respectively, for an increase of $119,175. The change is comprised of a $21,765 increase in legal expenses due to increases services related to SEC filings; $45,892 increase in accounting expenses due to outsourcing accounting services after closing corporate headquarters in August 2008; $25,582 increase in stock compensation expense due to issuing stock options in 2008; $25,936 increase in director and management fees due to the change in compensation for the management team.

Oil & Gas Property Impairment Expense
We recognized an impairment on oil and gas properties of $198,581 and $46,840 the three month periods ended June 30, 2009 and March 31, 2009, respectively, representing an increase of $151,741 or 324%. The impairment is a result of management’s quarterly review of lower of cost or fair market value assessment and lack of proved reserves. The increase is due to lowering anticipated production volumes for the remaining life of the wells as the wells develop a production history.

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

We measure the fair value of the warrant liability in accordance with SFAS 157. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). At the end of each reporting period, we revalue the warrant liability using a Black-Scholes model (Level 3 inputs). We recognized non-operating income in the amount of $820,222 and $234,517 for the three month periods ended June 30, 2009 and March 31, 2009, respectively. Potential future increases or decreases in our stock price may result in gains or losses being recognized in our statement of operations in future periods. This situation may occur as our stock price is one of the factors that is used in the Black-Scholes model for warrant liability.

Liquidity and Capital Resources

We had cash and cash equivalents of $2,534,990 and $2,734,591 as of June 30, 2009 and December 31, 2008, respectively. The Company has financed its operations from cash on hand during the six month period ended June 30, 2009.

The accompanying financial statements have been prepared assuming we will continue as a going concern. We incurred cumulative losses of $5,045,745 through June 30, 2009. Additionally, we have expended a significant amount of cash acquiring working interests in oil and gas properties and operating as a public entity. We expect to continue to incur losses from business operations in the future. Management previously believed the Company’s cash and cash equivalent balances, anticipated cash flows from operations and other external sources of credit would be sufficient to meet its cash requirements through March 2010. Currently, management believes that the Company’s cash and cash equivalent balances, anticipated cash flows from operations and other external sources of credit will be sufficient to meet its cash requirements through March 2011. Our prospects after March 2011 will depend in large part on our ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

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

Related Party Transactions

Executive Management: For the three and six month periods ended June 30, 2009, the Company incurred $7,500 and $15,000 in fees paid to Derek Cooper the President, Chief Executive Officer and Chief Financial Officer of the Company. In addition, the Company recorded $4,148 and $8,297 as stock compensation expense relating to stock options granted during 2008.

Director Fees: For the three and six month periods ended June 30, 2009, the Company incurred $6,000 and $12,435 in board fees for non-employee directors of the Company. In addition, the Company recorded $8,297 and $17,285 as stock compensation expense relating to stock options granted during 2008. There are currently no management or consulting agreements in effect.

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

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2009 that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There than as described below, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to filing its Form 10-Q for the quarter ended March 31, 2009, the Company determined that its Class A and Class B Warrants contained a Dilutive Issuance provision, resulting in a material adjustment that was required to appropriately account for these securities as a warrant liability in accordance with an accounting pronouncement that became effective on January 1, 2009. As a result, the Company filed an amended Form 10-Q for the quarter ended March 31, 2009 on August 7, 2009. The Company has strengthed its controls over financial reporting to evaluate and adopt accounting guidance in a timely manner.

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

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 2009.

Entheos Technologies, Inc.
(Registrant)

Date	Signature	Title

August 14, 2009	/s/ Derek Cooper	President, CEO, CFO and Director
Derek Cooper