Form 10-K/A
period 2008-12-31
ENTHEOS TECHNOLOGIES INC
filed 2009-10-01
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

x           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

o           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes o   No x

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes o   No  x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  x    No  o
29

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   Check one:

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes o   No x

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

EXPLANATORY NOTE

This Form 10-K/A (the “Amendment”) is being filed by Entheos Technologies, Inc. (the “Company”) and amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  This Form 10-K/A replaces in its entirety the Form 10-K that was filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2009 (the “Original Filing”).  This Amendment corrects the following errors and omissions in the Company’s original Form 10-K:

1.	To reflect the conformed signature in the Report of Independent Registered Public Accounting Firm in Part II, Item 8.
2.	To correct a typographical error in Part II, Item 5 to properly reflect the Company’s stock high sale price during the fourth quarter of 2008 from $1.15 to $2.00.
3.	To correct certain typographical errors in Part III, Item 11 as follows:
a.	to properly describe the information provided regarding Stock Options Granted During the Last Fiscal Year from officers and directors to just officers;
b.	to properly describe the information provided regarding Aggregated Option Exercised During Last Fiscal Year and Year End Option Values from officers and directors to just officers;
c.	to correct the description of Derek Cooper’s unexercised stock options from “Market Value of all In-the-Money Options” to “Market Value of all Unexercised Stock Options”; and
d.	to properly reflect the fair market value of Derek Cooper’s unexercised stock options as of December 31, 2008 from $50,000 to $25,500.

Except as specifically noted here, this amendment does not modify or update any disclosures in the original Form 10-K.  Accordingly, this amendment does not reflect events occurring after the filing of the original Form 10-K or modify or update any disclosures that may have been affected by subsequent events.

TABLE OF CONTENTS

ENTHEOS TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K/A
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

PART I

ITEM 1. BUSINESS.

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-K/A for the fiscal year ending December 31, 2008, contain forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “could,” “might,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” “Properties,” as well as in this report generally.

The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company. The reader is cautioned that no statements contained in this Form 10-K/A should be construed as a guarantee or assurance of future performance or results. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks described in this report and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-K/A and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

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

Our principal executive offices are located at 888-3rd Street SW, Suite 1000, Calgary Alberta, Canada T2P 5C5. Our telephone number is (403) 444-6418.

As we are a smaller reporting company, certain disclosures otherwise required to be made in a Form 10-K/A are not required to be made by the Company.

Description of Business

We are a small independent diversified energy company engaged in the acquisition and development of crude oil and natural gas interests in the United States. We pursue oil and gas prospects in partnership with oil and gas companies with exploration, development and production expertise. We currently have a non-operating, minority working interest in five properties. Our prospect areas consist of land in La Salle County, Lee County, Fayette County and Frio County, Texas. Currently, four of the five wells in which we have a minority working interest are producing. We currently do not operate any of the wells in which we have an interest.

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

Capitalized costs associated with the property acquisitions are as follows:

	Acquisition	Exploration	Development
	Costs	Costs	Costs	Total
Cooke #6	$181,535	$-	$-	$181,535
Onnie Ray #1	14,800	7,000	41,857	63,657
Haile #1	16,071	57,675	-	73,746
Stahl #1	15,215	7,000	35,141	57,356
Pearce #1	6,978	11,200	47,556	65,734
	$234,599	$82,875	$124,554	$442,028

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

Environmental Matters

Our natural gas and crude oil exploration, development and production operations are subject to stringent U.S. federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies, such as the U.S. Environmental Protection Agency (“EPA”), issue regulations to implement and enforce such laws, and compliance is often difficult and costly. Failure to comply may result in substantial costs and expenses, including possible civil and criminal penalties. These laws and regulations may:

· require the acquisition of a permit before drilling commences;
· restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling, production and processing activities;

· limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, frontier and other protected areas;
· require remedial action to prevent pollution from former operations such as plugging abandoned wells; and
· impose substantial liabilities for pollution resulting from operations.

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

PART II

ITEM 5. . MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "ETHT". The following table sets forth the high and low sale prices for the periods indicated:

Fiscal Year 2008	High ($)	Low ($)
Fourth Quarter	$2.00	$0.38
Third Quarter	$0.75	$0.38
Second Quarter	$0.55	$0.41
First Quarter	$0.82	$0.41
Fiscal Year 2007
Fourth Quarter	$0.85	$0.81
Third Quarter	$0.97	$0.62
Second Quarter	$0.69	$0.61
First Quarter	$1.40	$0.60

January 1, 2009 – April 8, 2009	0.51	0.41

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

Securities Authorized for Issuance Under Equity Compensation Plans

Number of securities
remaining available for
	Number of Securities to	Weighted-average exercise	future issuance under
	be issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
	warrants and rights	rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans
approved by security holders	200,000(1)	$1.00	119,800,000

Equity compensation plans not
approved by security holders
Total	200,000 (1)	$1.00	119,800,000

(1) 50,000 were granted to our former CFO and were cancelled following his resignation on January 9, 2009.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Discussion and Analysis

The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with our financial statements and related notes. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In addition, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those discussed in “Forward Looking Statements,” and elsewhere in this Form 10-K/A.

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

Results of Operations

The following table summarizes oil and gas sales activity for the Company’s share of well operations:

	For Years Ended December 31,
	2008	2007
Production Data:
Oil (bbl)	114.9	-
Natural gas (mcf)	746.6	-

Average Sales Price:
Oil (per bbl)	$ 71.35	-
Natural gas (per mcf)	$ 7.46	-

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

Recent Accounting Pronouncements

See Note 2 for the Consolidated Financial Statements in this Form 10-K/A.

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

/S/ PETERSON SULLIVAN LLP

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
(Expressed in U. S. Dollars)

					Total
	Common Stock		Additional	Accumulated	Stockholder's
(Expressed in U. S. Dollars)	Shares	Amount	paid-in capital	earnings (deficit)	Equity

Balance, December 31, 2006	96,625,122	$ 966	$ 3,838,116	$ (3,793,206)	$ 45,876

Cancellation of common shares
at $0.0033 per share	(40,000,000)	(400)	400	-	-

Net loss, year ended December 31, 2007	-	-	-	(24,682)	(24,682)

Balance, December 31, 2007	56,625,122	566	3,838,516	(3,817,888)	21,194

Units issued for cash and legal services
at $0.50 per share in July 2008	6,450,000	65	3,224,935	-	3,225,000

Stock based compensation expense	-	-	19,360	-	19,360

Settlement of related party payables	-	-	24,811	-	24,811

Net loss, year ended December 31, 2008	-	-	-	(265,149)	(265,149)

Balance, December 31, 2008	63,075,122	$ 631	$ 7,107,622	$ (4,083,037)	$ 3,025,216
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

	For the years ended
	December 31,
	2008	2007

Numerator - net loss attributable to common
stockholders	$ (265,149)	$ (24,682)

Denominator - weighted average
number of common shares outstanding	59,374,302	96,515,533

Basic and diluted loss per common share	$ 0.00	$ 0.00

Note 4. Oil and Gas Properties

During the fiscal year ended December 31, 2008, the Company acquired non-operating, working interests in five wells as follows:

				Month
	Acquisition	Interest		Production
	Date	Working	Net Revenue	Started	Formation
Proven Properties:
Cooke #6	9/1/2008	21.75%	16.3125%	Dec-07	Escondido
Onnie Ray #1	9/12/2008	20.00%	15.00%	Oct-08	Austin Chalk
Stahl #1	9/12/2008	20.00%	15.00%	Oct-08	Austin Chalk
Pearce #1	10/31/2008	20.00%	15.00%	Dec-08	Austin Chalk
Unproven Properties:
Haile #1	9/12/2008	20.00%	15.00%	-	Austin Chalk

Costs incurred in oil and gas property acquisition, exploration and development activities, including capital expenditures are summarized as follows at December 31, 2008 and 2007:

	2008	2007
Acquisition costs	$ 234,599	$ -
Exploration costs	82,875	-
Development costs	124,554	-
	$ 442,028	$ -

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

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. No warrants were exercised during the years ended December 31, 2008 and 2007. A summary of the Company’s warrants outstanding is as follows:

	Series A	Series B
	Warrants	Warrants
Warrants outstanding and exercisable at December 31, 2008	6,450,000	6,450,000
Exercise price	$0.60	$0.75
Fair value on date of grant	$2,495,800	$2,593,247
Black-Scholes option pricing model assumptions:
Risk-free interest rate	2.435%	2.590%
Expected term	1.5 years	2 years
Expected volatility	96.15%	100.76%
Dividend per share	$0	$0
Expiration date	January 28, 2010	July 28, 2010

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

Summary of employee stock option information for years ended December 31, 2008 and 2007 is as follows:

		Weighted	Remaining
		average	contractual	Aggregate
	Number of	exercise	term	intrinsic
	options	price	(years)	value

Outstanding at December 31, 2006	7,230,000	$ 0.01
Cancelled	(7,230,000)	0.01
Outstanding at December 31, 2007	0
Granted	200,000	1.00	9.70	$ -
Outstanding at December 31, 2008	200,000	1.00	9.70	-
Exercisable at December 31, 2008	0
Available for grant at December 31, 2008	119,800,000

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

A summary of the Company’s unvested stock options and changes during the years ended December 31, 2008 and 2007 is as follows:

	Number of options	Weighted Average Grant Date Fair Value
Unvested, December 31, 2006	7,230,000	$ 0.51
Granted	-	-
Cancelled	(7,230,000)	0.51
Unvested, December 31, 2007	-	-
Granted	200,000	0.73
Vested	-	-
Unvested, December 31, 2008	200,000	0.73

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

Name	Age	Position	Director / Officer Since

Derek J. Cooper	31	President, Chief Executive Officer, Chief	September 2008
		Financial Officer, and Director
Jeet Sidhu	36	Director	September 2008

Christian Hudson	43	Director	September 2008

Harmel S. Rayat	47	President, Chief Executive Officer, Chief	March 18, 2006
		Financial Officer, and Director
Timothy N. Luu	44	Secretary, Treasurer, Chief Technology	February 7, 2005
		Officer, Director
Frank Fabio	57	Chief Financial Officer	September 12, 2008

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

Compensation of Directors

Our Board of Directors determines the non-employee directors’ compensation for serving on the Board and its committees. In establishing director compensation, the Board is guided by the following goals:

·	Compensation should consist of a combination of cash and equity awards that are designed to fairly pay the directors for work required on behalf of a company of the size and scope of Entheos Technologies, Inc.;
·	Compensation should align the directors’ interests with the long-term interests of stockholders; and
·	Compensation should assist with attracting and retaining qualified directors.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Other	Options Awards ($)	Total
Derek Cooper	2008	0	10,000(2)	$4,840
President, CEO,	2007	n/a
Chief Financial Officer	2006	n/a
and Director

Harmel S. Rayat (1)	2008	$0	$0	$0	0
President, CEO,	2007	$0	$0	$0	0
Chief Financial Officer	2006	$0	$0	$4,500	0
and Director

Tim Luu (1)	2008	$0	$0	$0	0
Secretary, Treasurer	2007	$0	$0	$3,000	0
Chief Technology Officer	2006	$0	$0	$3,300	0
and Director

(1) Each of Messrs. Rayat and Luu resigned all of their respective positions with the Company on September 12, 2008.

(2) Other compensation represents fees paid Derek Cooper as a Director of the Company.

Stock Option Grants in Last Fiscal Year

Shown below is further information regarding stock options awarded during 2008 to the named officers:

	Number of	% of Total
	Securities	Options Granted
	Underlying	to Employees	Exercise	Expiration
Name	Options	in 2008	Price ($/sh)	Date
Derek J. Cooper	50,000	25%	$1.00	9/12/2018
Harmel Rayat(1)	0	0	n/a	n/a
Tim Luu (1)	0	0	n/a	n/a

(1) Resigned as an officer and director on September 12, 2008.

Aggregated Option Exercises During Last Fiscal Year and Year End Option Values

The following table shows certain information about unexercised options at year-end with respect to the named officers:

	Common Shares Underlying
	Unexercised		Market Value of Unexercised
	Options on December 31, 2008		Options on December 31, 2008		Option Expiration
Name	Exercisable	Unexercisable	Exercisable	Unexercisable	Date
Derek J. Cooper	0	50,000	0	$25,500	9/12/2018
Harmel Rayat (1)	0	0	0	0
Tim Luu (1)	0	0	0	0

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
  each of our directors;
  each of our named executive officers; and
  all of our directors and executive officers as a group.

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

Person or Group	Number of Shares of Common Stock		Percent

Derek J. Cooper	0	(1)(2)(3)	0.0%
888 3rd Street SW, Suite 1000
Calgary, AB T2P 5C5

Christian Hudson	0	(1)(2)	0.0%
888 3rd Street SW, Suite 1000
Calgary, AB T2P 5C5

Jeet Sidhu	0	(1)(2)	0.0%
888 3rd Street SW, Suite 1000
Calgary, AB T2P 5C5

Frank Fabio	0	(1)(4)	0.0%
888 3rd Street SW, Suite 1000
Calgary, AB T2P 5C5

1420525 Alberta Ltd. (5)(6)	32,639,800	(6)	52%
1628 West 1st Avenue, Suite 216
Vancouver, BC V6J 1G1

Directors and Executive Officers	0		0.0%
as a group (4 persons)

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

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007
Audit fees	$20,884	$17,295
Audit-related fees	-	-
Tax fees		-
All other fees	-	-
Total	$20,884	$17,295

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this Form 10-K/A:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K/A:

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

3. Exhibits

The Exhibits listed in the Exhibit Index, which appears immediately following the signature page, are incorporated herein by reference, and are filed as part of this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A for the fiscal year ended December 31, 2008, to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of October 2009.

Entheos Technologies, Inc. /s/ Derek J. Cooper Derek J. Cooper President, Chief Executive Office, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Derek Cooper	President, Chief Executive Officer,	October 1, 2009
Derek Cooper	Chief Financial Officer and Director

/s/ Jeet Sidhu	Director	October 1, 2009
Jeet Sidhu

/s/ Christian Hudson	Director	October 1, 2009
Christian Hudson

Exhibit Index

Exhibit No.	Description of Exhibit
14.1	Code of Ethics.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 14.1

ENTHEOS TECHNOLOGIES, INC. CODE OF CORPORATE GOVERNANCE AND ETHICS

     This Employee Code of Corporate Governance and Ethics applies to all employees, officers and directors of Entheos Technologies, Inc, its subsidiaries and affiliates (collectively, “Entheos” or the “Company.”

     Entheos is proud of its reputation for integrity and honesty and is committed to these core values. Personal responsibility is at the core of the Company’s principles and culture. Entheos’ reputation depends on you maintaining the highest standards of conduct in all business endeavors. You have a personal responsibility to protect this reputation, to "do the right thing," and to act with honesty and integrity in all dealings with customers, business partners and each other. You should not take unfair advantage of anyone through manipulation, concealment, abuse of privileged information, misrepresentation of material facts, or any other unfair-dealing practice.

     The principles set forth in this document describe how you should conduct yourself. This Code does not address every expectation or condition regarding proper and ethical business conduct. Good common sense is your best guide. It does not substitute for Company policies and procedures. In every business-related endeavor, you must follow the ethics and compliance principles set forth in this Code as well as all other applicable corporate policies and procedures.

     You are accountable for reading, understanding and adhering to this Code. Further, compliance with all laws, rules and regulations related to Company activities is mandatory and your conduct must be such as to avoid even the appearance of impropriety. Failure to so comply could result in disciplinary action, up to and including termination of employment.

     If you are uncertain about what to do, refer to the relevant section of this Code. If you are still unsure, speak with your supervisor or, if you prefer, a member of the Company’s Corporate Ethics and Compliance Committee, if any.

In the Workplace

     Entheos is committed to providing a diverse and inclusive work environment, free of all forms of unlawful discrimination, including any type of harassment.

Respect

     The Company’s greatest strength lies in the talent and ability of its associates. Since working in partnership is vital to Entheos’ continued success, mutual respect must be the basis for all work relationships. Engaging in behavior that ridicules, belittles, intimidates, threatens or demeans, affects productivity, can negatively impact the Company’s reputation and may violate the law. You are expected to treat others with the same respect and dignity that any reasonable person may wish to receive, creating a work environment that is inclusive, supportive and free of harassment and unlawful discrimination.

Equal Employment Opportunity

     The talents and skills needed to conduct business successfully are not limited to any particular group of people. Entheos has a long-standing commitment to a meaningful policy of equal employment opportunity. The Company’s policy is to ensure equal employment and advancement opportunity for all qualified individuals without distinction or discrimination because of race, color, religion, gender, sexual orientation, gender identity, age, national origin, disability, covered veteran status, marital status or any other unlawful basis. As part of this commitment, Entheos will make reasonable accommodations for applicants and qualified employees.

Sexual Harassment and Other Discriminatory Harassment

     Sexual harassment and other discriminatory harassment are illegal and violate Company policies. Actions or words of a sexual nature that harass or intimidate others are prohibited. Similarly, actions or words that harass or intimidate based on race, color, religion, gender, sexual orientation, gender identity, age, national origin, disability, covered veteran status, marital status or any other unlawful basis are also prohibited.

Corporate Governance Certification Program

     The responsibility for maintaining the Company’s reputation for integrity and compliance rests in large measure on associates who guide its operations and others in particularly sensitive positions. The Corporate Governance Certification Program is designed to have you affirm your compliance with the standards contained in this Code and to help identify situations that may in fact, or in appearance, involve conflicts of interest or other improper conduct. If you are required to complete or update a Corporate Governance Certificate, you must do so in a timely and forthright manner with accurate responses. Above all, you must remember that any act that gives the appearance of being improper can damage Entheos’ reputation and impair the public’s confidence in the Company. All such acts must be avoided.

     You must acknowledge that you have read and understand this Employee Code of Corporate Governance and Ethics.

Conflicts of Interest

     Company policy prohibits conflicts of interest. A "conflict of interest" occurs when your private interest interferes in any way with the interests of Entheos. In addition to avoiding conflicts of interest, you should also avoid even the appearance of a conflict. A conflict situation can arise when you or a member of your family takes actions or has interests that may make it difficult for you to perform your work for the Company objectively and effectively. A conflict of interest can also arise when you or a member of your family receives improper personal benefits as a result of your position at Entheos. Though it is impossible to list every activity or situation that could present a problem, certain of the more obvious ones are noted below.

Corporate Opportunities

     You owe a duty to Entheos to advance its legitimate interests. You are prohibited from competing with the Company and from using corporate property, information or position for personal opportunities or gain. You may not use or offer for use Entheos resources (time, technology, property or information) for non-Entheos business.

Outside Activities

Officer or Director of Another Business

     Officers and employees may not serve as a director, officer, trustee, partner or in any other principal position of another for-profit or publicly held organization or company without the prior approval of Entheos’

Chief Executive Officer (or a designee). Such requests for approval should be directed through the office of the Chief Compliance Officer. You should obtain approval from Entheos’ Chief Executive Officer (or a designee), before agreeing to serve on the board or in a principal position of a trade or professional association or of a non-profit organization. In any event, these outside activities must not impact in any way your daily job responsibilities in your current position.

Second Job

     Your first loyalty as an employee is to the Company. Because employment outside of Entheos could interfere with your responsibilities to Entheos or be detrimental to the Company, you are encouraged to discuss the situation with the Chief Executive Officer or the Chairperson of the Corporate Ethics and Compliance Committee.

Communication of Conflicts

     All potential and actual conflicts of interest or material transactions or relationships that reasonably could be expected to give rise to such a conflict or the appearance of such a conflict must be disclosed. If you have any doubt about whether a conflict of interest exists after consulting this Code, you should seek assistance from the Corporate Ethics and Compliance Committee.

Compliance With Laws, Rules and Regulations

     You are required to comply fully with all laws, rules and regulations affecting Entheos’s business and its conduct in business matters. Regarding international operations, it is expected that the Company will comply with the laws of the countries in which we operate. Where Company policy differs from local law or custom, you should follow the more restrictive policy. Because the laws that are applicable to the Company’s businesses are often very complex and penalties for violations are severe, you should consult the Chief Executive Officer, who may direct you to our legal counsel, if you have any questions or concerns. If you suspect or become aware of a violation by an employee or the Company, it is your responsibility to report this immediately. Certain key laws are listed below.

Insider Trading

     It is unlawful to buy or sell securities on the basis of material, non-public information (whether such information is gained in the course of employment or otherwise) for Company-owned or managed accounts, for personal accounts, or for any accounts that associates may influence, including, but not limited to, accounts of family members. This type of activity is known as "insider trading" and is prohibited by securities laws and Company policy.

     Information may be material if there is a substantial likelihood that the information would affect the price of the security or that a reasonable investor would consider the information significant in deciding whether to buy or sell a security. Information is considered to be non-public if it has not been disclosed to the public. Generally, information is considered disclosed to the public if it has been published in newspapers or other media, has been the subject of a press release or a public filing with the SEC and, in all cases, at least 48 hours has passed since the publication, release or filing.

     Substantial penalties may be assessed against people who trade while in possession of material inside information and can also be imposed upon companies and so-called controlling persons such as officers and directors, who fail to take appropriate steps to prevent or detect insider trading violations by their employees or subordinates. If you violate the Company’s insider trading policy, sanctions imposed by law enforcement officials, as well as Company-imposed sanctions, up to and including termination of employment, could result.

Antitrust

     Antitrust laws are designed to preserve and foster free and open competition and thereby assure reasonable prices, efficient services and a productive economy. Any activity that reduces or limits free and open competition is subject to antitrust scrutiny. Deliberate or even accidental violations of these laws must not occur. For example, the Company may not agree with competitors to fix prices or terms of financial services, to designate pre-determined geographical areas where each will do business or to boycott anyone.

Money Laundering

     Money laundering involves an attempt to conceal the true source of funds and typically takes one of two forms. There are transactions used to transform the proceeds from illicit activities into funds with an apparently legal source and there are transactions that take legitimate funds and funnel them through organizations to fund illegitimate activities, such as terrorism. Money laundering often involves complex financial transactions and encompasses many different types of financial products and services.

     Under the existing money laundering laws of the U.S., it is a crime if you engage knowingly in a financial transaction that involves proceeds from criminal activities or is intended to promote illegal activity. Such knowledge includes "willful blindness" to the legitimacy of the source of the funds. Severe penalties, including substantial fines and even imprisonment, can be imposed on companies and their associates for involvement in or failure to report actual or even suspicious activities relating to money laundering.

Foreign Corrupt Practices Act

     The Foreign Corrupt Practices Act (FCPA) prohibits the giving or offering of money or anything of value, including gifts or services:

  directly or indirectly to a foreign official, a foreign political party or an official or candidate of that party, an officer or employee of the United Nations or other public international organization or a representative of any foreign official, for the purpose of influencing any act or decision by a foreign official, or for the purpose of persuading a foreign official to use the official’s influence to affect any act or decision of a foreign government or agency or public international organization, or for the purpose of securing any improper advantage, and to assist the Company in doing business.
  The FCPA does not prohibit any of the following:
  payments of reasonable and bona fide expenses, such as travel and lodging, that are directly related to the promotion, demonstration or explanation of a product or service, so long as the payment is not for a corrupt purpose, payments that are legal under a foreign country’s written laws or regulations, and

  "facilitating" or "expediting" payments of small value to effect routine, non-discretionary governmental action (unrelated to the process of awarding business), such as obtaining visas, arranging for utility hookups or the like, where the practice is usual or customary in the country concerned.

     While the law allows certain payments to foreign officials to facilitate routine government actions, determining what is a permissible "facilitating" payment involves difficult legal judgments. Therefore, except for legally prescribed fees and similar payments, no payment or gift may be made to a foreign official related to business activities unless the transaction is approved in advance by the General Counsel or a designee. You should make every effort to eliminate or minimize such payments. If such payments are approved, they must be properly recorded in the Company’s books and records.

     Entheos and its associates will not directly or indirectly engage in bribery, kickbacks, payoffs or other corrupt business practices, in their relations with governmental agencies or customers.

Boycotts

     U.S. antiboycott laws and regulations prohibit or severely restrict the Company from participating in boycotts against countries friendly to the U.S. and require us to report both legal and illegal boycott requests to the government.

Financial Management and Disclosure

     The Company’s goal and intention is to comply with the laws, rules and regulations by which we are governed. In fact, we strive to comply not only with requirements of the law but also with recognized compliance practices. All illegal activities or illegal conduct are prohibited whether or not they are specifically set forth in this Code. Where law does not govern a situation or where the law is unclear or conflicting, you should discuss the situation with the Chief Financial Officer or Chief Executive Officer and management should seek advice from the Company’s General Counsel. Business should always be conducted in a fair and forthright manner. Directors, officers and employees are expected to act according to high ethical standards.

     The continuing excellence of the Company’s reputation depends upon our full and complete disclosure of important information about the Company that is used in the securities marketplace. Our financial and non-financial disclosures and filings with the SEC must be transparent, accurate and timely. Proper reporting of reliable, truthful and accurate information is a complex process involving cooperation between many departments and disciplines. We must all work together to insure that reliable, truthful and accurate information is disclosed to the public. The Company must disclose to the SEC, current security holders and the investing public information that is required, and any additional information that may be necessary to ensure the required disclosures are not misleading or inaccurate. The Company requires you to participate in the disclosure process, which is overseen by the Chief Financial Officer and/or Chief Executive Officer.

     The disclosure process is designed to record, process, summarize and report material information as required by all applicable laws, rules and regulations. Participation in the disclosure process is a requirement of a public company, and full cooperation and participation by Chief Financial Officer, Chief Executive Officer and, upon request, other employees in the disclosure process is a requirement of this Code.

     Officers and employees must fully comply with their disclosure responsibilities in an accurate and timely manner or be subject to discipline of up to and including termination of employment.

Accounting Standards

     Entheos maintains its accounting records and prepares its financial statements in accordance with accounting principles generally accepted in the U.S. (GAAP) and with statutory accounting principles, as promulgated by the Securities and Exchange Commission and other regulating authorities. If you are aware or have reason to believe that there are violations of either law or policy regarding the Company’s financial records or operations, you are obligated to report such information promptly.

Audits and Outside Examinations

     There may be occasions when the operations of Entheos are subject to audit or examination. These reviews may be conducted by the Company’s external auditor, state and federal regulatory agencies. Both the law and Entheos policy require that you cooperate fully with all appropriate requests for information, and prohibit attempting to influence, interfere with or provide inaccurate information in response to a legitimate audit or examination request. You may not fraudulently influence, mislead, manipulate or coerce outside auditors if you know or you are unreasonable in not knowing that by doing so you could render the financial statements materially misleading or affect the auditors in other ways. If you are contacted by an outside agency regarding a financial examination or audit, you must immediately notify the Chief Executive Officer or the Chief Financial Officer before responding. If the contact is initiated by a state or federal agency you should contact the Corporate Ethics & Compliance Committee.

Protection and Proper Use of Company Assets

     Safeguarding and appropriately using Company assets, whether those assets take the form of paper files, electronic data, computer resources, trademarks or otherwise, is critical.

Confidentiality

     Entheos is committed to preserving customer and employee trust. All information, whether it is business, customer or employee-related, must be treated in a confidential manner, and disclosing it is limited to those people who have an appropriate business or legal reason to have access to the information. You need to take special precautions when transmitting information via e-mail, fax, the Internet or other media. Remember to treat all such communications as if they were public documents and printed on letterhead.

     In addition, Company meetings are confidential. You may not use audio or video equipment to record these meetings without the specific prior authorization of the head of your department.

Technology

     Safeguarding computer resources is critical because the Company relies on technology to conduct daily business. Software is provided to enable you to perform your job and is covered by federal copyright laws. You cannot duplicate, distribute or lend software to anyone unless permitted by the license agreement.

     Entheos provides electronic mail (e-mail) and Internet access to assist and facilitate business communications. All information stored, transmitted, received, or contained in these systems is the Company’s sole property and is subject to its review at any time. All e-mail and Internet use must be consistent with Entheos’s policies, practices and commitment to ensuring a work environment where all persons are treated with respect and dignity. Because these systems provide access to a worldwide audience, you should act at all times as if you are representing Entheos to the public, and should preserve Entheos’s system security and protect its name and trademarks. You must act responsibly and adhere to all laws and Company policies when using e-mail or the Internet.

     You must use your computer appropriately in accordance with Company standards and be sure to secure both the computer and all data from loss, damage or unauthorized access.

Intellectual Property: Patents, Copyrights And Trademarks

     Except as otherwise agreed to in writing between the Company and an officer or employee, all intellectual property you conceive or develop during the course of your employment shall be the sole property of the Company. The term intellectual property includes any invention, discovery, concept, idea, or writing whether protectable or not by any United States or foreign copyright, trademark, patent, or common law including, but not limited to designs, materials, compositions of matter, machines, manufactures, processes, improvements, data, computer software, writings, formula, techniques, know-how, methods, as well as improvements thereof or know-how related thereto concerning any past, present, or prospective activities of the Company. Officers and employees must promptly disclose in writing to the Company any intellectual property developed or conceived either solely or with others during the course of your employment and must render any and all aid and assistance, at our expense to secure the appropriate patent, copyright, or trademark protection for such intellectual property.

     Works of authorship including literary works such as books, articles, and computer programs; musical works, including any accompanying words; dramatic works, including any accompanying music; pantomimes and choreographic works; pictorial, graphic, and sculptural works; motion pictures and other audiovisual works; sound recordings; and architectural works are protected by United States and foreign copyright law as soon as they are reduced to a tangible medium perceptible by humans with or without the aid of a machine. A work does NOT have to bear a copyright notice in order to be protected and without the copyright owner’s permission, no one may make copies of the work, create derivative works, distribute the work, perform the work publicly, or display the work publicly.

     Copyright laws may protect items posted on a website. Unless a website grants permission to download the Internet content you generally only have the legal right to view the content. If you do not have permission to download and distribute specific website content you should contact the Company’s General Counsel. If you are unclear as to the application of this Intellectual Property Policy, or if questions arise, please consult with the Company’s General Counsel.

Additional Matters Pertaining to Directors

     Annex A hereto, which is incorporated herein by reference, applies to the Company’s directors.

Administration

Reporting of Any Illegal or Unethical Behavior; Points of Contact

     If you are aware of any illegal or unethical behavior or if you believe that an applicable law, rule or regulation or this Code has been violated, the matter must be promptly reported to the Chief Executive Officer, the Chief Financial Officer or the Corporate Ethics & Compliance Committee. In addition, if you have a concern about the Company’s accounting practices, internal controls or auditing matters, you should report your concerns to these same persons or entities. If you have questions about anything in this Code or if you believe Entheos or an associate is violating the law or Company policy or engaging in conduct that appears unethical you may contact anyone of the foregoing entities. You should take care to report violations to a person who you believe is not involved in the alleged violation. All reports of alleged violations will be promptly investigated and, if appropriate, remedied, and if legally required, immediately reported to the proper governmental authority.

     You will be expected to cooperate in assuring that violations of this Code are promptly addressed. Entheos has a policy of protecting the confidentiality of those making reports of possible misconduct to the maximum extent permitted by law. In no event will there be any any retaliation against someone for reporting an activity that he or she in good faith believes to be a violation of any law, rule, regulation, internal policy or this Code. Any supervisor intimidating or imposing sanctions on someone for reporting a matter will be subject to discipline up to and including termination.

     You should know that it is unlawful to retaliate against a person, including with respect to their employment, for providing truthful information to a law enforcement officer relating to the possible commission of any federal offense. Employees who allege that they have been retaliated against for providing information to a federal agency, Congress or a person with supervisory authority over the employee about suspected fraud may file a complaint with the Department of Labor, or in federal court if the Department of Labor does not take action.

Responding to Improper Conduct

     This Code will be enforced on a uniform basis for everyone without regard to his or her position. Violators of this Code will be subject to disciplinary action. Supervisors and managers of a disciplined employee or an employee reporting a violation may also be subject to disciplinary action for failure to properly oversee an employee’s conduct, or for retaliation against an employee who reports a violation.

     The response will depend upon a number of factors including whether the improper behavior involved illegal conduct. Disciplinary action may include, but is not limited to, reprimands and warnings, probation, suspension, demotion, reassignment, reduction in compensation or termination. In any disciplinary action arising from violations of this Code, prior truthful disclosure, or the failure to fully disclose the issue and all pertinent information with respect to the issue, will weigh heavily in the disposition of the matter. Certain actions and omissions prohibited by the Code might also be unlawful and could lead to individual criminal prosecution and, upon conviction, to fines and imprisonment.

     Waivers of or exceptions to this Code will be granted only under exceptional circumstances. There shall be no amendment or modification to this Code except by a vote of the Board of Directors or a designated board committee that will ascertain whether an amendment or modification is appropriate. In case of any amendment or modification of this Code that applies to an officer or director of the Company, the amendment or modification shall be made publicly available.

ACKNOWLEDGMENT OF

RECEIPT OF CODE OF CORPORATE GOVERNANCE AND ETHICS

     I have received and read the Company's Code of Corporate Governance and Ethics (including to the extent applicable, Annex A thereto). I understand the standards and policies contained in the Company Code of Corporate Governance and Ethics and understand that there may be additional policies or laws specific to my job. I further agree to comply with the Company Code of Corporate Governance and Ethics. If I have questions concerning the meaning or application of the Company Code of Corporate Governance and Ethics, any Company policies, or the legal and regulatory requirements applicable to my job, I know I can consult the Chief Executive Officer, Chief Financial Officer or a member of the Corporate Ethics & Compliance Committee, if any, knowing that my questions or reports to these sources will be maintained in confidence.

Signature: ________________________ Name (print): ______________________	Date: __________________ Position: __________________

Address:	___________________________ ___________________________

Annex A To

ENTHEOS TECHNOLOGIES, INC.

AMENDED AND RESTATED CODE OF CORPORATE GOVERNANCE AND ETHICS

PROVISIONS RELATED TO DIRECTORS

1. Responsibilities and Functions of Board of Directors

     The Board of Directors, elected each year by the Company’s stockholders at an annual meeting of stockholders, fosters and encourages an environment of strong disclosure controls and procedures, including internal controls, financial accountability, high ethical standards and compliance with applicable policies, laws and regulations. The primary responsibility of members of the Company's Board of Directors is to uphold the best interests of the Company and its stockholders as a whole by overseeing the management of the Company's business and affairs. While the Board may call special meetings in order to address specific needs of the Company from time to time, it is generally expected that the Board of Directors will meet at regular intervals and are expected to hold approximately four meetings or more per fiscal year during which the Board will perform a number of specific functions, including but not limited to:

a.	Reviewing and discussing the performance of the Company, as well as any immediate issues facing the company;
b.	Reviewing, approving and monitoring fundamental financial and business strategies and major corporate actions;
c.	Ensuring processes are in place for maintaining the integrity of its financial statements, the integrity of compliance with law and ethics and
d.	Assessing and reviewing major risks facing the Company and planning options, if any, for their mitigation.

     Board members are encouraged to suggest the inclusion of item(s) for the agenda for each quarterly meeting of the Board of Directors in consultation with each other and senior management of the Company. It is expected that each Director will make every effort to attend each Board meeting. While attendance in person is preferred, attendance by teleconference is permitted if necessary under the circumstances. The proceedings and deliberations of the Board are confidential. Each Director will maintain the confidentiality of information received in connection with his or her service as a Director.

2. Board Access to Management

     At all times, Board members shall be able to freely access Company management without hindrance or undue delay while ensuring that such contact is not distracting to the business operations of the Company and that such contact, if in writing, is copied to the Chairman and Chief Executive Officer. In addition, management may be invited to attend Board meetings, during which time management may brief the Board on items of particular interest and/or concern. Senior management is encouraged to offer presentations at such meetings by individuals who can provide additional insight into items being considered or who may have potential for greater responsibility and should be given exposure to the Board.

3. Board Access to Independent/Outside Advisors

     As may be required by applicable law or rule, the Board of Directors has the authority, when it should be deemed necessary to carry out its duties, to retain independent legal, financial or other advisors and to approve each such advisor's fees and other retention terms at the expense of the Company.

4. Size of Board

     The Company's Bylaws provides that the number of Directors shall be fixed from time to time by the Board of Directors, but in no event shall be less than the minimum required by law. The Board should be large enough to maintain the Company’s required expertise but not too large to function efficiently. At this time, the Board of Directors believes that the optimal number of Board members is five (5), while recognizing and allowing however, for changing circumstances that may warrant a higher or lower number from time to time.

5. Ethics and Conflicts of Interest of the Board

     All Directors, as well as officers and employees, are expected to act ethically at all times and to acknowledge their adherence to the policies comprising the Company's Code of Ethics. At any time that a Board member develops an actual or potential conflict of interest with the Company, the conflict should be reported without delay to the Chairman of the Board and Chief Executive Officer. In the event that a conflict of interest cannot be effectively resolved, the Board member shall resign. Should a member of the Board or any member of his or her immediate family have a matter before the Board in which they have a personal interest, then this interest and the material facts and relationships relating thereto must be disclosed promptly. Furthermore, if a Board member becomes aware of a business opportunity that could be of potential benefit to the Company, then he or she must first introduce this opportunity to the Board of Directors for consideration and not endeavor to profit personally from the opportunity unless the Company declines to pursue it.

6. Criteria and Selection of Board Membership

     The Board of Directors is responsible to the Company’s stockholders for identifying and recommending the most qualified Director candidates to fill newly created directorship positions and vacancies and further recommend these candidates for election by stockholders. Directors should possess the highest personal and professional ethics, responsibility, fairness, integrity and values and be committed to representing the long-term interests of the Company’s stockholders. They must also have an inquisitive and objective perspective, practical wisdom and mature judgment. The Company’s general counsel or its Chief Financial Officer shall be responsible for providing an orientation for all new Directors and for periodically providing materials or briefing sessions on subjects that would assist Directors in discharging their duties. Each new Director shall, within six weeks of election to the Board, spend a reasonable amount of time at corporate headquarters for an in-depth overview of the Company's strategic plans, its financial statements and key policies and practices. Directors must be willing to devote sufficient time to carrying out their duties and responsibilities effectively and should be committed to serve on the Board for an extended period of time. Directors should offer their resignation in the event of any significant change in their personal circumstances, including a change in their principal job responsibilities or in the event that a conflict of interest cannot be effectively resolved.

7. Term Limits for Board Members

     There is no time term-limit for service to the Board, nor does the Board believe that a term limit should be established. By abstaining from term limits, the Company believes it can successfully retain Board members who, over time, have been able to garner industry knowledge and are intimate with the Company’s operations. Such Directors are able to significantly contribute to the Board’s function since they have helped to foster the

Company’s corporate vision and better understand industry trends.

8. Outside Board Directorships

     Directors must be willing to devote sufficient time to carrying out their duties and responsibilities effectively. Since service to the Company’s Board of Directors may require significant time and responsibility commitments, although not mandatory, Board members are encouraged to limit the number of public company boards that they may concurrently serve on to four. Board members shall notify the Chairman and Chief Executive Officer of any and/or all other public company boards on which they may serve or to which they have received an invitation to serve prior to accepting such positions.

9. Board Performance Assessment and Review

     Meaningful Board evaluation may require a self-assessment of the effectiveness of the full Board and individual Directors. Accordingly, the Board shall perform an annual self-evaluation through its Directors. This review may require establishing protocols and procedures for evaluation of individual Board members in order to ensure that each sitting member brings expertise that is relevant to the Company’s needs at that time and that the skills and contributions of the Directors are conducive to the Board’s function as a group. While individual Board member review may be of value, the purpose of this evaluation is to increase the effectiveness of the Board, not to focus on the performance of individual Board members.

10. Stock Option Grants and Cash Compensation

     Directors, Officers, employees of and consultants to the Company, selected by the Board of Directors may be eligible to receive stock grants in accordance with the terms of the Company’s Incentive Stock Compensation Plan, as in effect from time to time. The grant may be in the form of a stock award, restricted stock purchase offer, incentive stock option or a non-statutory option. The Board of Directors designates the times at which the grant will be made, the type and number of options (and the number of shares subject to those options) or stock awards to be granted. In addition Board members may be eligible for cash compensation in accordance with the Company’s compensation guidelines. All Board members will be reimbursed for travel and related meeting attendance expenses.

11. Prohibition on Personal Loans

     The Company and the Board of Directors will not engage in offering or making available credit or loan arrangements to any member of the Board or the Company’s executive management.