Form 10-Q
period 2009-09-30
ENTHEOS TECHNOLOGIES INC
filed 2009-11-12
CIK 1016708

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes☐    No☐  Not Applicable☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act

Yes☐ No ☒ .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 63,075,122 shares of Common Stock, par value $0.00001, were outstanding on November 6, 2009.

PART I   — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ENTHEOS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2009 and December 31, 2008

	(Unaudited)
	September 30,	December 31,
(Expressed in U. S. Dollars)	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$2,470,056	$2,734,591
Accounts receivable	5,483	4,252
Prepaid expenses	-	720
Total current assets	2,475,539	2,739,563

Oil and gas properties, using full cost method (Note 4)
Proven properties	384,176	368,282
Unproven properties	91,097	73,746
Accumulated depreciation, depletion and amortization and impairment	(426,169)	(93,444)
Oil and gas properties, net	49,104	348,584

Total assets	$2,524,643	$3,088,147

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$28,611	$50,854
Accounts payable - related parties	-	12,077
Warrant liability (Note 5)	674,742	-
Total liabilities	703,353	62,931

STOCKHOLDERS' EQUITY (Note 5)

Preferred stock: $0.0001 par value: Authorized: 10,000,000 shares
Issued and outstanding: nil	-	-
Common stock: $0.00001 par value; Authorized: 200,000,000 shares
Issued and outstanding: 63,075,122 shares (2008: 63,075,122)	631	631
Additional paid-in capital	5,491,307	7,107,622
Accumulated deficit	(3,670,648)	(4,083,037)

Total stockholders' equity	1,821,290	3,025,216

Total liabilities and stockholders' equity	$2,524,643	$3,088,147

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2009 and 2008
(Unaudited)

	Three months		Nine months
	ended September 30,		ended September 30,
(Expressed in U. S. Dollars)	2009	2008	2009	2008

Revenue
Oil and gas sales	$8,783	$-	$37,409	$-

Expenses
Oil and gas production and operating costs	10,296	-	35,374	-
General and administrative expenses	84,480	63,964	235,541	95,850
Impairment of oil and gas properties	87,304	53,800	332,725	53,800
Total operating expenses	182,080	117,764	603,640	149,650

Operating Loss	(173,297)	(117,764)	(566,231)	(149,650)

Other income / (expense)
Interest income	-	5,967	-	6,319
Change in fair value of warrant liability	1,548,394	-	2,603,133	-
	1,548,394	5,967	2,603,133	6,319

Net income (loss) attributable to common stockholders	$1,375,097	$(111,797)	$2,036,902	$(143,331)

Income (loss) per common share - basic and diluted	$0.02	$(0.00)	$0.03	$(0.00)

Weighted average number of shares - basic and diluted	63,075,122	61,112,079	63,075,122	58,131,691

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2009 and year ended December 31, 2008
(Unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholder's
(Expressed in U. S. Dollars)	Shares	Amount	paid-in capital	earnings (deficit)	Equity

Balance, December 31, 2007	56,625,122	$ 566	$ 3,838,516	$ (3,817,888)	$ 21,194

Units issued for cash and legal services
at $0.50 per share in July 2008	6,450,000	65	3,224,935	-	3,225,000

Stock based compensation expense	-	-	19,360	-	19,360

Settlement of related party payables	-	-	24,811	-	24,811

Net loss, year ended December 31, 2008	-	-	-	(265,149)	(265,149)

Balance, December 31, 2008	63,075,122	631	7,107,622	(4,083,037)	3,025,216

Cumulative effect of change in accounting principle	-	-	(1,653,362)	(1,624,513)	(3,277,875)

Stock based compensation expense	-	-	37,047	-	37,047

Net income, nine months ended September 30, 2009	-	-	-	2,036,902	2,036,902

Balance, September 30, 2009	63,075,122	$ 631	$ 5,491,307	$ (3,670,648)	$ 1,821,290

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2009 and 2008
(Unaudited)
	September 30,	September 30,
(Expressed in U. S. Dollars)	2009	2008

Cash flows from operating activities
Net income (loss)	$2,036,902	$(143,331)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Impairment of oil and gas properties	332,725	53,800
Stock-based compensation	37,047	2,766
Stock issued for services	-	25,000
Change in fair value of warrant liability	(2,603,133)	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,231)	-
(Increase) decrease in prepaid assets	720	(720)
Increase (decrease) in accounts payable & accrued liabilities including related party	(34,320)	9,342
Net cash flows from operating activities	(231,290)	(53,143)

Cash flows from investing activities
Acquisition of oil and gas properties	(33,245)	(333,365)
Net cash flows from investing activities	(33,245)	(333,365)

Cash flows from financing activities
Proceeds from issuance of common stock, net	-	3,200,000
Net cash provided by financing activities	-	3,200,000

Increase (decrease) in cash and cash equivalents	(264,535)	2,813,492

Cash and cash equivalents, beginning of period	2,734,591	46,306
Cash and cash equivalents, end of period	$2,470,056	$2,859,798

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-
Supplemental schedule of non-cash investing and financing actvities:
Settlement of related party payables	$-	$24,811

(The accompanying notes are an integral part of these consolidated financial statements)

ENTHEOS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2009

(Unaudited)

(Expressed in U.S. Dollars)

Note 1. Organization and Nature of Operations

Entheos Technologies, Inc. (“the Company”) is a small independent energy company engaged in the acquisition and development of crude oil and natural gas interests in the United States. The Company pursues oil and gas prospects in partnership with oil and gas companies with exploration, development and production expertise. The Company currently has a non-operating, minority working interest in five wells. The Company’s prospect areas consist of land in La Salle County, Lee County, Fayette County and Frio County, Texas. Currently four of the five wells in which the Company has minority working interest are producing. The Company currently does not operate any of the wells in which it has an interest.

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

Note 2. Accounting Policies

Presentation of Interim Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which are of a normal recurring nature) considered necessary for a fair presentation of the financial statements have been included. Operating results for the quarter ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009 or any other interim period. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 2008 Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves once proved reserves are determined to exist. The Company has not yet obtained reserve reports because of its recent acquisition of its oil and gas properties and because these properties recently began producing. Management is assessing geographic and production data to determine the need for reserves studies. At September 30, 2009, there were no capitalized costs subject to amortization.

Oil and gas properties without estimated proved reserves are not amortized until proved reserves associated with the properties can be determined or until impairment occurs. The cost of these properties is assessed quarterly, on a property-by-property basis, to determine whether the properties are recorded at the lower of cost or fair market value. In determining whether such costs should be impaired, the Company evaluates historical experience, current drilling results, lease expiration dates, current oil and gas industry conditions, international economic conditions, capital availability, and available geological and geophysical information. As a result of this analysis and lack of proved reserves, the Company recorded an impairment loss of $332,725 for the nine month period ended September 30, 2009. The impairment is similar to amortization and therefore is not added to the costs of properties being amortized.

Sales of oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. The Company has not sold any properties as of September 30, 2009.

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

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties in the consolidated balance sheets. The Company’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties and gathering assets. The asset retirement liability is allocated to operating expense using a systematic and rational method.

The Company does not have material asset retirement obligations as of September 30, 2009.

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

Recent and Adopted Accounting Pronouncements

On June 29, 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.  This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature to be applied by nongovernmental entities in the preparation of financial statements.  Effective July 1, 2009, the FASB Accounting Standards Codification (ASC), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities.  The Company adopted the provisions of SFAS No. 168 as required; all references to GAAP have been updated and replaced with ASC references.

In February 2008, the FASB issued guidance on fair value measurement and disclosure.  This guidance is now part of ASC 820, Fair Value Measurements and Disclosure, (formerly FASB Staff Position (FSP) No. 157-1 and FSP No. 157-2), which excludes ASC 840, Accounting for Leases from the scope. The Company was required to adopt this new guidance on January 1, 2009, the beginning of its fiscal year, as related to nonfinancial assets and liabilities, which did not have an impact on the consolidated financial statements.

The Company adopted guidance which is now part of ASC 815-40, Contracts in Entity’s Own Equity, (formerly Emerging Issues Task Force (EITF) 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”) effective January 1, 2009.  The adoption of this new guidance had a material effect on the financial position and results of operations as further explained in Note 5 under the subsection “Warrants”.

In December 2007, the FASB issued guidance which is now part of ASC 810-10-65-1, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51” (formerly Statement of Financial Accounting Standards (SFAS) 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51). This guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company adopted this guidance on January 1, 2009, the beginning of its fiscal year 2009, which had no impact on the consolidated financial statements.

In December 2007, the FASB issued guidance which is now part of ASC 808-10, Collaborative Arrangements, (formerly EITF Issue 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property”). This new guidance defines collaborative arrangements and establishes presentation and disclosure requirements for transactions within a collaborative arrangement (both with third parties and between participants in the arrangement). The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The guidance requires retrospective application to all collaborative arrangements existing as of the effective date, unless retrospective application is impracticable.  The impracticability evaluation and exception should be performed on an arrangement-by-arrangement basis. The Company adopted this new guidance effective January 1, 2009, which had no effect on its financial statements.

In April 2008, the FASB issued revised guidance on determining the useful life of intangible assets.  The revised guidance, which is now part of ASC 350-30, General Intangibles Other than Goodwill (formerly FASB FSP No. 142-3, Determination of the Useful Life of Intangible Asset) amends the factors that an entity should consider in determining the useful life of a recognized intangible asset to include the entity’s historical experience in renewing or extending similar arrangements, whether or not the arrangements have explicit renewal or extension provisions.  Previously, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or modifications.  Entities without their own historical experience should consider the assumptions market participants would use about renewal or extension. The revised guidance may result in the useful life of an entity’s intangible asset differing from the period of expected cash flows that was used to measure the fair value of the underlying asset using the market participant’s perceived value.  Disclosure to provide information on an entity’s intent and/or ability to renew or extend the arrangement is also required.  This new guidance was effective for financial statement issued for fiscal years beginning after December 15, 2008, and interim periods with those fiscal years.  Early adoption is prohibited.  The adoption of this statement had no material impact on the financial position, results of operations, or cash flows.

In June 2008, the FASB issued new guidance on determining whether instruments granted in share-based payment transactions are participating securities (formerly known as Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”). The new guidance is now part of ASC 260, Earnings per Share, and provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The new guidance was effective for fiscal years beginning after December 15, 2008. The Company’s implementation of this new guidance had no impact on its consolidated financial statements.

On April 9, 2009, the FASB issued new guidance, which is now part of the ASC as listed below, relating to fair value accounting, impairment of securities, and disclosures.  This guidance is effective for interim and annual periods ending after June 15, 2009.  The adoption did not have a material impact on the consolidated financial statements.

•         ASC 820-10, Fair Value Measurements and Disclosures (formerly FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly”);

•     ASC 320-10, Investments – Debt and Equity Securities (formerly FSP FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments”); and

  ASC 825-10, Financial Instruments (formerly FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Statements”).

On May 28, 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855, Subsequent Events (formerly, SFAS No. 165, Subsequent Events) is consistent with existing auditing standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued, but it also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new guidance defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events.” Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the company’s financial statements.  Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company.  Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading.  The new guidance was effective on a prospective basis for interim or annual periods ending after June 15, 2009.  The Company adopted the provisions of SFAS 165 as required. The Company has evaluated subsequent events for the period from September 30, 2009, the date of these financial statements, to the date these financial statements are being filed with the Securities Exchange Commission (“SEC”), which is November 12, 2009.  There were no events or transactions occurring during this subsequent event reporting period which require recognition in the financial statements.

On December 31, 2008, the SEC issued release 33-8995 “Modernization of Oil and Gas Reporting” that amends oil and gas reporting requirements. The revised rules change the way oil and gas companies report their reserves in their financial statements. The rules are intended to reflect changes in the oil and gas industry since the original disclosures were adopted in 1978. Definitions were updated to be consistent with Petroleum Resource Management System. Other key revisions include a change in pricing used to prepare reserve estimates, the inclusion of non-traditional resources in reserves, the allowance for use of new technologies in determining reserves, optional disclosure of probable and possible reserves and significant new disclosures. The revised rules will be effective for the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2009. The SEC is precluding application of the new rules in quarterly reports prior to the first annual report in which the revised disclosures are required and early adoption is not permitted.

In September 2009, the FASB issued its proposed updates to oil and gas accounting rules to align the oil and gas reserve estimation and disclosure requirements of Extractive Industries—Oil and Gas (ASC Topic 932) with the requirements in the SEC’s final rule discussed above. The public comment period for the FASB’s proposed updates ended October 15, 2009; however, no final guidance has been issued by the FASB. The Company is evaluating the potential impact of any updates to the oil and gas accounting rules and will comply with any new accounting and disclosure requirements once they become effective. The Company does not anticipate that these changes will have a material impact on its consolidated financial statements as the Company has no reserves.

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

For the three and nine months ended September 30, 2008, there were no potential common shares outstanding. For the three and nine month periods ended September 30, 2009, potential gross common shares (arising from stock options and common stock purchase warrants) of 13.1 million were anti-dilutive and not included in computing diluted EPS.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator - net income (loss) attributable to
common stockholders	$ 1,375,097	$ (111,797)	$ 2,036,902	$ (143,331)

Denominator - weighted average
number of common shares outstanding	63,075,122	61,112,079	63,075,122	58,131,691

Basic and diluted income (loss)
per common share	$ 0.02	$ (0.00)	$ 0.03	$ (0.00)

Note 4. Oil and Gas Properties

As of the period ending September 30, 2009, the Company owned non-operating, working interests in five wells as follows:

				Month
	Acquisition	Interest		Production
	Date	Working	Net Revenue	Started	Formation
Proven Properties:
Cooke #6	9/1/2008	21.75%	16.3125%	Dec-07	Escondido
Onnie Ray #1	9/12/2008	20.00%	15.00%	Oct-08	Austin Chalk
Stahl #1	9/12/2008	20.00%	15.00%	Oct-08	Austin Chalk
Pearce #1	10/31/2008	20.00%	15.00%	Dec-08	Austin Chalk
Unproven Properties:
Haile #1	9/12/2008	20.00%	15.00%	-	Austin Chalk

Net capitalized costs associated with these oil and gas properties is summarized as follows:

	Acquisition Costs	Exploration Costs	Development Costs	Total
Cooke #6	$ 181,535	$ -	$ -	$ 181,535
Onnie Ray #1	14,800	7,060	57,706	79,566
Haile #1	16,086	75,011		91,097
Stahl #1	15,200	7,000	35,141	57,341
Pearce #1	6,978	11,200	47,556	65,734
	$ 234,599	$ 100,271	$ 140,403	475,273

Impairment of oil properties				(426,169)

Oil and gas properties, net				$ 49,104

The Company amortizes all capitalized costs of oil and gas properties on the unit-of-production method using proved reserves. The Company has not yet obtained reserve studies with estimated proved reserve quantities because of its recent acquisition of these properties and also because these properties recently began producing. Management is assessing geographic and production data to determine the need for reserves studies. Therefore at September 30, 2009, there were no capitalized costs subject to amortization.

Properties which are not being amortized are assessed quarterly, on a property-by-property basis, to determine whether they are recorded at the lower of cost or fair market value. As a result of this analysis and lack of proved reserves, the Company recorded an impairment loss of $87,304 and $332,725 for the three and nine months ended September 30, 2009. The impairment is similar to amortization and therefore is not added to the cost of properties being amortized.

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

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. No warrants were exercised during the nine months ended September 30, 2009 and the year ended December 31, 2008. A summary of the outstanding warrants as of September 30, 2009 and the assumptions used to determine fair value as of the date of the respective transactions, is as follows:

	Series A Warrants	Series B Warrants
Warrants outstanding and exercisable at September 30, 2009	6,450,000	6,450,000
Exercise price	$0.60	$0.75
Fair value on date of grant	$2,495,800	$2,593,247
Black-Scholes option pricing model assumptions:
Risk-free interest rate	2.435%	2.590%
Expected term	1.5 years	2 years
Expected volatility	96.15%	100.76%
Dividend per share	$0	$0
Expiration date	January 28, 2010	July 28, 2010

The potential of a Dilutive Issuance to the warrants’ exercise price and number of underlying shares of common stock may result in a settlement amount that does not equal the difference between the fair value of a fixed number of the Company’s common stock and a fixed exercise price. Accordingly, the warrants are not considered indexed to the Company’s own stock and, therefore, are accounted for as a derivative pursuant to ASC 815-40 Contracts in an Entity’s Own Equity which became effective January 1, 2009. Upon the adoption of this guidance, the Company recognized a one-time adjustment to opening accumulated deficit of $1,624,513.

As of September 30, 2009, the Company has not sold any shares of common stock or common stock equivalents that would result in an adjustment to the exercise price or number of shares of common stock underlying the warrants outstanding.  Additionally, the Company does not intend to sell any shares of common stock or common stock equivalents at a price that is below the exercise price of the warrants, prior to their expiration dates, which would result in an adjustment to the exercise price or number of shares of common stock underlying the warrants.  Since the Company determined that the future probability of a Dilutive Issuance is deemed unlikely, it did not have a material impact on the fair value estimate of the Series A or Series B Warrant liability at September 30, 2009.

The Company measures the fair value of the warrant liability in accordance with ASC 820 Fair Value Measurement and Disclosure which emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). At September 30, 2009, the Company valued the warrant liability using a Black-Scholes model (Level 3 inputs) containing the following assumptions:

Black-Scholes model assumptions as of September 30, 2009	Series A Warrants	Series B Warrants
Risk-free interest rate	0.160%	0.290%
Expected term (in years)	0.33	0.83
Expected volatility	3.37%	94.74%
Dividend per share	$0	$0
Expiration date	January 28, 2010	July 28, 2010

The following table is a roll forward of the fair value of the warrant liability related to the common stock warrants using the Black-Scholes assumptions as of September 30, 2009 (Level 3 inputs):

	Series A Warrants	Series B Warrants	Total
Beginning balance as of January 1, 2009	$ 1,652,779	$ 1,625,096	$ 3,277,875
Change in fair value	(120,806)	(113,711)	(234,517)
Ending balance as of March 31, 2009	1,531,973	1,511,385	3,043,358
Change in fair value	(673,440)	(146,782)	(820,222)
Ending balance as of June 30, 2009	858,533	1,364,603	2,223,136
Change in fair value	(858,533)	(689,861)	(1,548,394)
Ending balance as of September 30, 2009	$ -	$ 674,742	$ 674,742

A total of 12,900,000 shares of the Company’s common stock have been reserved for issuance upon exercise of warrants shares outstanding as of September 30, 2009.

Note 6. Stock Options

The Company has an active stock option plan that provides shares available for option grants to employees, directors and others. A total of 120,000,000 shares of the Company’s common stock have been reserved for award under the stock option plan, of which 119,800,000 were available for future issuance as of September 30, 2009. Options granted under the Company’s option plan generally vest over five years or as otherwise determined by the Board of Directors, have exercise prices equal to the fair market value of the common stock on the date of grant, and expire no later than ten years after the date of grant.

During the three and nine month periods ended September 30, 2009, stock option compensation expense of $11,465 and $37,047 was recognized as general and administrative expenses. As of September 30, 2009, the Company had $58,135 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 3.95 years.

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Note 7. Related Party Transactions

Executive Management: For the three and nine-month periods ended September 30, 2009, the Company incurred $7,500 (2008: $2,500) and $22,500 (2008: $2,500) in fees paid to Derek Cooper the President, Chief Executive Officer and Chief Financial Officer of the Company. In addition, the Company recorded $3,864 (2008: $691) and $12,160 (2008: $691) as stock compensation expense (refer to Note 6) for Derek Cooper during the three and nine-month periods ended September 30, 2009.

Director Fees: For the three and nine month periods ended September 30, 2009, the Company incurred $6,000 (2008: $7,000) and $18,435 (2008: $8,500) in board fees for directors of the Company, other than Derek Cooper. In addition, the Company recorded $7,601 (2008: $2,075) and $24,887 (2008: $2,075) as stock compensation expense (refer to Note 6) during the three and nine-month periods ended September 30, 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three months ended September 30, 2009, and specifically in the items entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes," "plans," "intend," "scheduled," "potential," "continue," "estimates," "hopes," "goal," "objective," expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

Oil and Gas Properties

In September 2008, the Company acquired a 21.75% working interest (16.3125% net revenue interest) in the Cooke #6 well located at the Cooke Ranch field in La Salle County, Texas which has been producing oil and gas from the Escondido formation since 2007. In September 2008, the company acquired a 20.00% working interest (15.00% net revenue interest) in Onnie Ray #1 well in Lee County, Texas and the Stahl #1 well in Fayette County, Texas which were subsequently reentered and are producing gas from the Austin Chalk formation and a 20.00% working interest (15.00% net revenue interest) in the Haile #1 well in Frio County, Texas. The Haile #1 well has been under going re-entry operations since the date of acquisition. The operator shut-in the well in September 2009. The Company made its last well acquisition in October 2008 with the purchase of Pearce #1 well in Frio County, Texas with a 20.00% working interest (15.00% net revenue interest) which was reentered and is producing oil from the Austin Chalk formation.

The following table summarizes our capitalized costs relating to our properties:

	September 30,	December 31,
	2009	2008	Change
Acquisition costs	$ 234,599	$ 234,599	$ -
Exploration costs	100,271	82,875	17,396
Development costs	140,403	124,554	15,849
	475,273	442,028	33,245

Impairment of oil properties	(426,169)	(93,444)	(332,725)

Oil and gas properties, net	$ 49,104	$ 348,584	$ (299,480)

Capital expenditures totaled $33,245 for the nine month period ended September 30, 2009.  This amount is minimal as four of our five wells in which we have an operating interest are producing and therefore not incurring significant capital costs.  The fifth well in which we have an operating interest, Haile #1, is not producing and is incurring primarily operating expenses as the operator continued recompletion efforts.  In September, the operator determined the recompletion efforts were unsuccessful and shut-in the well.

Our impairment of oil and gas properties increased $332,725 for the nine month period ended September 30, 2009.  The increase is due to lowering anticipated production volumes for the remaining life of the wells as the wells develop a production history.

Glossary of Certain Oil & Gas Terms

The following is a description of the meanings of some of the natural gas and oil industry terms used in this filing:

“Bbl”means a barrel or barrels of oil.

“BOE” means barrels of oil equivalent.

“Btu” means British thermal unit, which means the quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

“Mcf” means thousand cubic feet of natural gas.

“MMBtu” means one million Btus.

“Shut-in” means to stop a well from producing any type of fluid.

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

Results of Operations

Due to our recent entry into the oil and gas industry, we do not have comparable results for the quarters ended September 30, 2009 and 2008. To provide a more meaningful review of our operations, we have compared the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009 where year over year information is not meaningful. The following table summarizes our oil and gas sales activity since entering the industry:

	Sales*		Average Sales Price*
Quarter Ended	Oil (bbl)	Natural Gas (mcf)	Oil (bbl)	Natural Gas (mcf)
9/30/2009	134.4	366.1	$ 60.59	$ 5.96
6/30/2009	210.0	507.8	$ 49.37	$ 5.03
3/31/2009	302.7	780.2	$ 34.60	$ 4.77
12/31/2008	72.6	701.4	$ 55.43	$ 7.41
9/30/2008	41.3	45.2	$ 101.13	$ 8.20

* Quantities have been adjusted for immaterial variances in previous periods due to the use of estimates when the previous reports were prepared.

Revenue

Oil and gas revenue was $8,783, $13,842 and $14,784 for the three-month periods ended September 30, 2009, June 30, 2009 and March 31, 2009, respectively. Oil revenue has declined during fiscal year 2009 due primarily to a decrease in production from 302.7, to 210.0 and to 134.4 for the three-month periods ended and March 31, 2009, June 30, 2009 and September 30, 2009, respectively, representing a decline of 92.7 and 75.6 barrels or 31% and 36%.  The reduced production volume was partially offset by an increase in revenue per barrel from $34.60, to $49.37 and to $60.59 per barrel for the three-month periods ended March 31, 2009, June 30, 2009 and September 30, 2009, respectively, representing an increase of $14.77 and $11.22 per barrel or 43% and 23%.  Natural gas revenue has declined during fiscal year 2009 due primarily to a decrease in production from 780.2, to 507.8 to 366.1 mcf’s for the three-month periods ended March 31, 2009, June 03, 2009 and September 30, 2009, respectively, representing a decline of 272.4 and 141.7 or 35% and 28%.  The reduced production volume was partially offset by an increase in revenue per mcf from $4.77 to $5.03 and to $5.96 for the three-month periods ended March 31, 2009, June 30, 2009 and September 30, 2009, respectively, representing an increase of $0.26 and $0.93 per mcf or 5% and 18%.

Oil and Gas Production and Operating Costs

Oil and gas production and operating costs were $10,296, $10,375 and $14,703 for the three-month periods ended September 30, 2009, June 30, 2009 and March 31, 2009, respectively. Operating costs were flat for the three-month period September 30, 2009 compared to the three-month period ended June 30, 2009. As the wells move into a steady state of production, production and operating costs are anticipated to be flat with the exception of seasonality and periodic well treatments. Operating costs declined $4,328 or 29% for the three-month period June 30, 2009 compared to the three month-period ended March 31, 2009 which was due to fewer chemical and hot oil treatments needed.

General and Administrative Expenses

General and administrative expenses were $84,480 and $63,964 for the three-month periods ended September 30, 2009 and 2008, respectively, for an increase of $20,516 or 32%. The change is comprised of a $22,724 increase in accounting expenses due to outsourcing accounting services after closing corporate headquarters in August 2008; $9,090 decrease in legal fees due to completing the private placement in July 2008; $12,700 increase in director fees and stock compensation expense due to increasing the compensation package payable to officers and directors effective September 2008; and a $5,818 decrease in investor relations and travel and entertainment expenses since completing the private placement in July 2008.

General and administrative expenses were $235,541 and $95,850 for the nine-month period ended September 30, 2009 and 2008, respectively, for an increase of $139,691 or 146%. The change is comprised of a $46,211 increase in accounting expenses due to outsourcing accounting services after closing corporate headquarters in August 2008; $27,056 increase in auditing and tax expenses as the Company transitioned from an Application Service Provider to an oil and gas company; $64,217 increase in director fees and stock compensation expense due to increasing the compensation package payable to officers and directors effective September 2008; $12,675 increase in legal expenses due to increases in services related to SEC filings; and a $10,468 decrease in consulting services and travel and entertainment expenses since completing the private placement in July 2008.

Oil & Gas Property Impairment Expense

We recognized an impairment on oil and gas properties of $87,304 and $53,800 during the three-month periods ended September 30, 2009 and September 2008, respectively, representing an increase of $33,504 or 62%. The impairment is a result of management’s quarterly review of lower of cost or fair market value assessment and lack of proved reserves. The increase is due to primarily to shutting-in the Haile #1 well in September 2009.

We recognized an impairment on oil and gas properties of $332,725 and $53,800 during the nine-month periods ended September 30, 2009 and September 2008, respectively, representing an increase of $278,925 or 518%. The impairment is a result of management’s quarterly review of lower of cost or fair market value assessment and lack of proved reserves. The increase is due to lowering anticipated production volumes for the remaining life of the wells as the wells develop a production history.

Change in Fair Value of Warrant Liability

During 2009, we began to account for the Series A and the Series B Warrants as derivatives.  We determined that our Series A and Series B warrants contained a Dilutive Issuance provision. As a result, we reclassified a total of 12,900,000 warrants from equity to a noncurrent warrant liability and recorded a cumulative effect of change in accounting principle adjustment that reduced our accumulated deficit as of January 1, 2009 by $1,624,513.

We measure the fair value of the warrant liability in accordance with ASC 820 Fair Value Measurement and Disclosure which emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). At the end of each reporting period, we revalue the warrant liability using a Black-Scholes model (Level 3 inputs). We recognized non-operating income in the amount of $1,548,394, $820,222 and $234,517 for the three-month periods ended September 30, 2009, June 30, 2009 and March 31, 2009, respectively, which represents a decrease in our warrant liability.  Potential future increases or decreases in our stock price may result in gains or losses being recognized in our statement of operations in future periods. This situation may occur as our stock price is one of the factors that is used in the Black-Scholes model for the warrant liability.

Liquidity and Capital Resources

We had cash and cash equivalents of $2,470,056 and $2,734,591 as of September 30, 2009 and December 31, 2008, respectively. The Company has financed its operations from cash on hand during the nine-month period ended September 30, 2009.

The accompanying financial statements have been prepared assuming we will continue as a going concern. We incurred cumulative losses of $3,670,648 through September 30, 2009. Additionally, we have expended a significant amount of cash acquiring working interests in oil and gas properties and operating as a public entity. We expect to continue to incur losses from business operations in the future. Management previously believed the Company’s cash and cash equivalent balances, anticipated cash flows from operations and other external sources of credit would be sufficient to meet its cash requirements through March 2010. Currently, management believes that the Company’s cash and cash equivalent balances, anticipated cash flows from operations and other external sources of credit will be sufficient to meet its cash requirements through March 2011. Our prospects after March 2011 will depend in large part on our ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

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

Related Party Transactions

Executive Management: For the three and nine-month periods ended September 30, 2009, the Company incurred $7,500 (2008: $2,500) and $22,500 (2008: $2,500) in fees paid to Derek Cooper the President, Chief Executive Officer and Chief Financial Officer of the Company. In addition, the Company recorded $3,864 (2008: $691) and $12,160 (2008: $691) as stock compensation expense for Derek Cooper during the three and nine-month periods ended September 30, 2009.

Director Fees: For the three and nine-month periods ended September 30, 2009, the Company incurred $6,000 (2008: $7,000) and $18,435 (2008: $8,500) in board fees for directors of the Company, other than Derek Cooper. In addition, the Company recorded $7,601 (2008: $2,075) and $24,887 (2008: $2,075) as stock compensation expense during the three and nine-month periods ended September 30, 2009.

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

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2009 that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

[THIS PAGE INTENTIONALLY LEFT BLANK]

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

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of November, 2009.

Entheos Technologies, Inc.
(Registrant)

Date	Signature	Title
November 12, 2009	/s/ Derek Cooper	President, CEO, CFO and Director
Derek Cooper