Form 10-K
period 2009-12-31
ENTHEOS TECHNOLOGIES INC
filed 2010-03-31
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Over The Counter Bulletin Board (OTCBB)

(Name of exchange on which registered)

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

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date file required to be submitted and posted pursuant to Rule 405 of Regulations S-T (Section232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

 Yes ☐    No ☐    N/A ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                       Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2009 as reported on the OTC Bulletin Board was $15,217,661.  Common shares held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 25, 2010, there were 63,075,122 shares of the registrant’s Common Stock outstanding.

Documents incorporated by reference:  None.

TABLE OF CONTENTS

ENTHEOS TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

PART I

Item 1.  Business.

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-K for the fiscal year ending December 31, 2009, contain forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “could,” “might,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations,”  “Business,” “Properties,” as well as in this report generally.

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

The Company

Incorporated under the laws of the State of Nevada, Entheos Technologies, Inc. (“Entheos” “the Company” “we” “us” and “our”) has an authorized capital of 200,000,000 shares of $0.00001 par value common stock, of which 63,075,122 shares are outstanding and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

From 2002 until September 2008, through our wholly-owned subsidiary Email Solutions, Inc., we served as an Application Service Provider (“ASP”) providing outsourced email and search engine optimization services. Due to the limited success of our ASP business, management decided that it was in the best interest of our stockholders to abandon the Application Service Provider business and focus on identifying undervalued oil and gas opportunities for acquisition, development and exploration. The assets and liabilities, the results of operations and cash flows related to the ASP business were not classified as discontinued operations as the amounts were not significant. Email Solutions, Inc. was dissolved during 2008.

Our principal executive offices are located at 888 3rd Street SW, Suite 1000, Calgary Alberta, Canada T2P 5C5.  Our telephone number is (403) 444-6418.

As we are a smaller reporting company, certain disclosures otherwise required to be made in a Form 10-K are not required to be made by us.

Description of Business

We are a small independent energy company engaged in the acquisition and development of crude oil and natural gas interests in the United States.  We pursue oil and gas prospects in partnership with oil and gas companies with exploration, development and production expertise.  We currently have interests in producing properties in La Salle County, Fayette County, Lee County and Frio County, Texas.

The leases for these properties are maintained and operated by our partners Leexus Oil LLC and Bayshore Exploration LLC; there are no obligations to further explore or develop lands in the lease areas to maintain the leases.  The operators of the leases are not affiliated with Entheos or any of its directors or major shareholders. We are not aware of any relationships or affiliations between or among any of our leasehold partners and the lease operators.

Strategy

We plan to grow our business by acquiring minority, non-operating, working interests in both currently producing wells and also by participating in workover and/or re-entry projects on previously producing proved assets or wells.  These assets will be pursued to offset the natural decline in our current production as well as provide growth in our asset portfolio over time.  Assets for acquisition will be identified through our operators, managements’ contacts in the industry as well as through the Petroleum Listing Service (“PLS”). Assets will be evaluated by management as well as by third party independent consulting engineers and geologists, having experience in the geographical areas in which the prospects are located, engaged by us on an as needed basis.  The industry professionals to be utilized by us will be contractors and will be compensated as such utilizing finder's fee agreements and consulting agreements.

Assets for acquisition are identified through our operators, managements’ contacts in the industry as well as through the PLS.

Acquisition of Oil & Gas Properties

In September 2008, we acquired a 21.75% working interest (16.3125% net revenue interest) in the Cooke #6 well located at the Cooke Ranch field in La Salle County, Texas which has been producing oil and gas from the Escondido formation since 2007.  In September 2008, the Company acquired a 20.00% working interest (15.00% net revenue interest) in Onnie Ray #1 Well in Lee County, Texas and the Stahl #1 Well in Fayette County, Texas which were subsequently re-entered and are producing oil and gas from the Austin Chalk formation and a 20.00% working interest (15.00% net revenue interest) in the Haile #1 Well in Frio County, Texas which is currently scheduled for re-entry operations.  On October 31, 2008 we acquired a 20.00% working interest (15.00% net revenue interest) in Pearce #1 Well in Frio County, Texas which is currently producing oil from the Austin Chalk formation.

Capitalized costs associated with the property acquisitions are as follows:

	Capitalized Costs Relating to
	Oil and Gas Producing Activities

	2009	2008
Proven properties	$ 424,191	$ 368,282
Unproven properties	101,682	73,746
	525,873	442,028

Impairment of properties	(429,338)	(93,444)

Oil and gas properties, net	$ 96,535	$ 348,584

Geologic Background

Escondido Formation

The Escondido formation, where Cooke #6 is located, is a regional producer spanning several counties in South Texas.  There are many Escondido oil and gas fields which have produced anywhere from 600,000 to 3,100,000 barrels of oil and the gas fields have produced up to 18 BCF of gas.

Austin Chalk Formation

Giddings is a main producing field of the Austin Chalk formation consisting of fractured carbonate, which is where our Onnie Ray #1 and Stahl #1 wells are located.  This formation covers central Texas, parts of Mexico and northwest Louisiana.  The Austin Chalk in central Texas has been and continues to be explored and developed for its oil and gas potential by companies such as Anadarko Petroleum Corporation, Chesapeake Energy Corporation, and Exxon Mobil Corporation.

Haile #1 and Pearce #1 wells are located within the Pearsall Austin Chalk field which is south west of the Giddings field and is also a significant historic producer.  The Pearsall field has been and continues to be explored and developed much like the Giddings fields to the North.

The foregoing is not necessarily indicative of the commercial viability of our properties and activities.

Production and Reserve Estimate Status

The acquisition date and production status of our oil and gas properties is summarized as follows:

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

The unproven property, Haile, is also classified according to guidelines set forth by SEC Regulation S-X Rule 4-10.  At the time of acquisition, the well was not supported by actual production nor were there defined engineering reserve studies.  The well was being recompleted to a zone that was previously productive.  Once the recompletion efforts were final and the well did not support production, an exploratory drilling program was started in early 2009 to complete a new unproven upper zone.  The new upper zone recompletion also resulted in no oil or gas production and the well was shut-in August 2009.  Management has impaired the well to the extent of anticipated salvage value of the equipment.

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

Sales of crude oil totaled $40,437 and $8,199 for the years ended December 31, 2009 and 2008, respectively, which represents 79% and 60% of our total oil and gas revenues for the years ended December 31, 2009 and 2008, respectively.  Sales of natural gas totaled $10,697 and $5,571 for the years ended December 31, 2009 and 2008, respectively.

Price Considerations

Crude oil prices are established in a highly liquid, international market, with average crude oil prices that we receive generally fluctuating with changes in the futures price established on the NYMEX for West Texas Intermediate Crude Oil (“NYMEX-WTI”). The average crude oil price per Bbl received by us in fiscal 2009 and 2008 was $50.16 and $71.35, respectively.

Natural gas and natural gas liquids prices in the geographical areas in which we operate are closely tied to established price indices which are heavily influenced by national and regional supply and demand factors and the futures price per MMBtu for natural gas delivered at Henry Hub, Louisiana established on the NYMEX (“NYMEX-Henry Hub”). At times, these indices correlate closely with the NYMEX-Henry Hub price, but often there are significant variances between the NYMEX-Henry Hub price and the indices used to price our natural gas. Average natural gas prices received by us in each of our operating areas generally fluctuate with changes in these established indices. The average natural gas price per Mcf received by us in fiscal 2009 and 2008 was $5.55 and $7.46, respectively.

Governmental Regulations

Our operations are affected from time to time in varying degrees by political developments and U.S. federal, state, and local laws and regulations.  In particular, natural gas and crude oil production and related operations are, or have been, subject to price controls, taxes and other laws and regulations relating to the industry.  Failure to comply with such laws and regulations can result in substantial penalties.  The regulatory burden on the industry increases our cost of doing business and affects our profitability. Although we believe we substantially comply with all applicable laws and regulations, such laws and regulations are frequently amended or reinterpreted so we are unable to predict the future cost or impact of complying with such laws and regulations.

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

In addition, these laws, rules and regulations may restrict the rate of natural gas and crude oil production below the rate that would otherwise exist.  The regulatory burden on the industry increases the cost of doing business and consequently affects our profitability.  Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste handling, disposal or clean-up requirements could adversely affect our financial position, results of operations and cash flows.  While we believe that we substantially comply with current applicable environmental laws and regulations, and we have not experienced any materially adverse effect from compliance with these environmental requirements, we cannot assure you that this will continue in the future.

The U.S. Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment.  These persons include the present or past owners or operators of the disposal site or sites where the release occurred and the companies that transported or arranged for the disposal of the hazardous substances at the site where the release occurred.  Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies.  It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damages allegedly caused by the release of hazardous substances or other pollutants into the environment.  Furthermore, although petroleum, including natural gas and crude oil, is exempt from CERCLA, at least two courts have ruled that certain wastes associated with the production of crude oil may be classified as “hazardous substances” under CERCLA and thus such wastes may become subject to liability and regulation under CERCLA.  State initiatives to further regulate the disposal of crude oil and natural gas wastes are also pending in certain states, and these various initiatives could have an adverse impact on us.

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

Competition

The oil and gas industry is highly competitive.  We compete with major oil companies, large and small independent companies , and individuals for the acquisition of leases and properties.  Most competitors have financial and other resources which substantially exceed ours.  Resources of our competitors may allow them to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties or prospects than us.  Our ability to replace and expand our reserves is dependent on our ability to select and acquire producing properties and prospects for future drilling.

Operations

Oil and gas properties are customarily operated under the terms of a joint operating agreement, which provides for reimbursement of the operator’s direct expenses and monthly per well supervision fees. Per well supervision fees vary widely depending on the geographic location and producing formation of the well, whether the well produces oil or gas and other factors. We are not the operator of our wells, which are operated by Bayshore Exploration LLC and Leexus Oil LLC.  The operators charge the Company, without mark-up, for the Company’s working interest portion of the direct operating costs and overhead costs (which are comprised of administrative, supervision, office services and warehousing costs) that the operators incur with respect to our wells.

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

“Mcf” means thousand cubic feet of natural gas.  The Company has assumed that 1Mcf = 1 MMBtu for our calculations.

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

“Shut-in” means a well which is capable of producing but is not presently producing.

“Unproven properties” refers to properties containing no proved reserves.

“Working interest” refers to the operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production.

“Workover” means operations on a producing well to restore or increase production.

Item 1A.  RISK FACTORS.

Risks Specific to Our Company

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

We have very limited history with respect to our acquisition and development of oil and gas properties. In the years ended December 31, 2009 and 2008 we recorded operating losses of $639,906, and $279,447 respectively.  We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future.  Our operations are subject to the risks and competition inherent in the establishment of a business enterprise.  There can be no assurance that our future operations will be profitable.  Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue.  We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

SINCE WE ARE IN THE EARLY STAGE OF DEVELOPMENT AND HAVE A LIMITED OPERATING HISTORY, IT MAY BE DIFFICULT FOR YOU TO ASSESS OUR BUSINESS AND FUTURE PROSPECTS.

We have only a limited history of revenues from oil and natural gas operations and have limited tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. With this limited operating history our company must be considered in the exploration stage. Our success is significantly dependent on a successful acquisition, drilling, completion and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

BECAUSE WE ARE SMALL AND DO NOT HAVE MUCH CAPITAL, WE MAY HAVE TO LIMIT OUR DEVELOPMENT AND PRODUCTION ACTIVITY WHICH MAY RESULT IN A LOSS OF YOUR INVESTMENT.

Because we are small and do not have much capital, we must limit our oil and gas acquisition, development and production activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, existing reserves may go undiscovered. Without finding reserves or acquiring additional reserves, we cannot generate revenues and you will lose your investment.

AS OUR PROPERTIES ARE IN THE EXPLORATION STAGE, THERE CAN BE NO ASSURANCE THAT WE WILL ESTABLISH COMMERCIAL DISCOVERIES ON OUR PROPERTIES.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few wells that are ultimately reworked are capable of producing commercially viable quantities of oil and or gas for any extended period of time.  If the wells in which we have an interest do not produce commercially viable amounts of oil or gas or cease to produce such quantities after being reworked we may need to curtail or cease our operations.

THE POTENTIAL PROFITABILITY OF OIL AND GAS VENTURES DEPENDS UPON FACTORS BEYOND THE CONTROL OF OUR COMPANY.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. In addition, adverse weather conditions can also hinder drilling operations. These changes and events may materially affect our financial performance. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

WE MAY FAIL TO FULLY IDENTIFY PROBLEMS WITH ANY PROPERTIES WE ACQUIRE.

Although we conduct a review of properties we acquire which we believe is consistent with industry practices, we can give no assurance that we have identified or will identify all existing or potential problems associated with such properties or that we will be able to mitigate any problems we do identify.

THE OIL AND GAS INDUSTRY IS HIGHLY COMPETITIVE AND THERE IS NO ASSURANCE THAT WE WILL BE SUCCESSFUL IN ACQUIRING OIL AND GAS INTERESTS OR LEASES.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which may have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed or additional oil and gas interests acquired.

Risks Specific to Our Industry

OIL AND GAS OPERATIONS ARE SUBJECT TO COMPREHENSIVE REGULATION WHICH MAY CAUSE SUBSTANTIAL DELAYS OR REQUIRE CAPITAL OUTLAYS IN EXCESS OF THOSE ANTICIPATED CAUSING AN ADVERSE EFFECT ON OUR COMPANY.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages. To date we have not been required to spend any material amount on compliance with environmental regulations.

However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

EXPLORATION AND PRODUCTION ACTIVITIES ARE SUBJECT TO CERTAIN ENVIRONMENTAL REGULATIONS WHICH MAY PREVENT OR DELAY THE COMMENCEMENT OR CONTINUANCE OF OUR OPERATIONS.

In general, our exploration, development and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry. We believe that our operations comply, in all material respects, with all applicable environmental regulations. Our operating partners maintain insurance coverage customary to the industry; however, we are not fully insured against all possible environmental risks.

EXPLORATORY DRILLING INVOLVES MANY RISKS AND WE MAY BECOME LIABLE FOR POLLUTION OR OTHER LIABILITIES WHICH MAY HAVE AN ADVERSE EFFECT ON OUR FINANCIAL POSITION.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which we cannot adequately insure or which we may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Item 2.  properties.

We do not own any properties other than oil and gas properties acquired during 2008.  On September 10, 2008 we entered into a one year operating lease agreement with a non-affiliate for our corporate office, located at 888 3rd Street SW, Suite 1000, Calgary, AB   Canada T2P 5C5.  Upon the completion of the one year lease agreement, the lease automatically converted to a month to month based contract. The monthly rent is $315 CDN.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our Annual Meeting of Stockholders (the “Annual Meeting”) was held on December 14, 2009, at which time the stockholders voted on the following proposals:

1.             The election of a board of directors to serve until the next Annual Meeting or until their respective successors is duly elected and has been qualified.

	Votes For	Votes Against	Votes Abstaining
Derek Cooper	32,694,232	13,775	0
Jeet Sidhu	32,694,232	13,775	0
Christian Hudson	32,694,232	13,775	0

2.             Ratifying the appointment of Peterson Sullivan LLP as our auditors for the fiscal year ending December 31, 2009.

                    Votes For                               Votes Against                       Votes Abstained

                                32,700,242                                 6,562                                        1,202

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is listed on the Over the Counter Bulletin Board (“OTCBB”) under the symbol "ETHT". The following table sets forth the high and low sale prices for the periods indicated:

Fiscal Year 2009	High ($)	Low ($)
Fourth Quarter	$0.60	$0.50
Third Quarter	$0.50	$0.50
Second Quarter	$0.51	$0.50
First Quarter	$0.51	$0.41

Fiscal Year 2008
Fourth Quarter	$2.00	$0.38
Third Quarter	$0.75	$0.38
Second Quarter	$0.55	$0.41
First Quarter	$0.82	$0.41

As of March 22, 2010, there were approximately 320 stockholders of record.

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

Plan Category                                          (a)                                            (b)                                           (c)

_____________________________________________________________________________________________

Equity compensation plans

approved by security holders                  150,000(1)                                              $1.00                       119,850,000

Equity compensation plans not

approved by security holders

_____________________________________________________________________________________________

Total                                                        150,000 (1)                                             $1.00                       119,850,000

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

Our Oil and Gas Interests

The following table sets forth a summary of our current oil and gas interests:

				Month
	Acquisition	Interest		Production
	Date	Working	Net Revenue	Started	Acreage	Formation
Proven Properties:
Cooke #6	9/1/2008	21.75%	16.3125%	Dec-07	40	Escondido
Onnie Ray #1	9/12/2008	20.00%	15.00%	Oct-08	80	Austin Chalk
Stahl #1	9/12/2008	20.00%	15.00%	Oct-08	20	Austin Chalk
Pearce #1	10/31/2008	20.00%	15.00%	Dec-08	360	Austin Chalk
Unproven Properties:
Haile #1	9/12/2008	20.00%	15.00%	-	100	Austin Chalk

We utilize the full cost method of accounting for our oil and gas activities. In accordance with the full cost method of accounting, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs and related asset retirement costs, are capitalized.  Net capitalized costs associated with oil and gas properties as of December 31, 2009 is summarized as follows:

	Capitalized Costs Relating to
	Oil and Gas Producing Activities

	2009	2008	$ change	% change
Proven properties	$ 424,191	$ 368,282	$ 55,909	15.2%
Unproven properties	101,682	73,746	27,936	37.9%
	525,873	442,028	83,845	19.0%

Impairment of properties	(429,338)	(93,444)	(335,894)	359.5%

Oil and gas properties, net	$ 96,535	$ 348,584	$ (252,049)	(72.3%)

The Company did not acquire any additional interests in oil and gas properties during 2009.  The additions to capitalized costs relating to oil and gas properties is due to recording an asset retirement obligation as of December 31, 2009, continued completion efforts on our unproven property well, Haile #1, and equipment replacements on the Onnie Ray #1 well.

The Company recorded an impairment loss of $335,894 and $93,444 for the years ended December 31, 2009 and 2008, respectively.  The impairment recognized during 2009 was due to a decline in oil and natural gas prices in the first half of the year; lower than expected production volumes obtained from our oil and gas wells, the shut-in of an unproven property, Haile #1, and utilizing a 12-month average beginning-of-the-month price instead of a period-end price.  The impairment is similar to amortization and therefore is not added to the cost of properties being amortized.

At the time of acquisition, the unproven property, Haile #1, was being recompleted to a zone that was previously productive.  Once the recompletion efforts were final and the well did not support production, an exploratory drilling program was started in early 2009 to complete a new unproven upper zone.  The new upper zone completion also resulted in no oil or gas production and the well was shut-in during August 2009. Management has impaired the well to the extent of anticipated salvage value of the equipment and recorded an asset retirement obligation as of year end to accrue for estimated closure costs.

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

References to Authoritative Accounting Literature

In June 2009, the Financial Accounting Standards Board ("FASB") issued the Accounting Standards Codification ("ASC") as the single source of authoritative accounting principles generally accepted in the United States of America ("U.S. GAAP") recognized by the FASB to be applied by non-

governmental entities in preparation of financial statements in conformity with U.S. GAAP, except for additional authoritative rules and interpretative releases issued by the SEC.  While the adoption of the ASC changes how we reference accounting standards, the adoption did not have an impact on our financial statements.

Full Cost Method of Accounting for Oil and Gas Properties

We have elected to utilize the full cost method of accounting for our oil and gas activities. In accordance with the full cost method of accounting, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs and related asset retirement costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves once proved reserves are determined to exist. We have not yet obtained reserve reports because of our recent acquisition of our oil and gas properties and because these properties recently began producing. Management is assessing geographic and production data to determine the need for reserves studies. At December 31, 2009, there were no capitalized costs subject to amortization.

Oil and gas properties without estimated proved reserves are not amortized until proved reserves associated with the properties can be determined or until impairment occurs. The cost of these properties is assessed quarterly, on a property-by-property basis, to determine whether the properties are recorded at the lower of cost or fair market value. In determining whether such costs should be impaired, we evaluate historical experience, current drilling results, lease expiration dates, current oil and gas industry conditions, international economic conditions, capital availability, and available geological and geophysical information. As a result of this analysis and lack of proved reserves, we recorded an impairment loss of $335,894 and $93,444 during 2009 and 2008, respectively. The impairment is similar to amortization and therefore is not added to the costs of properties being amortized.

Sales of oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. We have not sold any oil and gas properties.

Full Cost Ceiling Test

At the end of each quarterly reporting period, the unamortized costs of oil and gas properties are subject to a “ceiling test” which limits capitalized costs to the sum of the estimated future net revenues from proved reserves, discounted at 10% per annum to present value, based on current economic and operating conditions, adjusted for related income tax effects.

Oil and Gas Revenues

We recognize oil and gas revenues when oil and gas production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Delivery occurs and title is transferred when production has been delivered to a purchaser’s pipeline or truck. As a result of the numerous requirements necessary to gather information from purchasers or various measurement locations, calculate volumes produced, perform field and wellhead allocations, distribute and disburse funds to various working interest partners and royalty owners, the collection of revenues from oil and gas production may take up to 45 days following the month of production. Therefore, we  may make accruals for revenues and accounts receivable based on estimates of our share of production. Since the settlement process may take 30 to 60 days following the month of actual production, our financial results may include estimates of production and revenues for the related time period. We will record any differences between the actual amounts ultimately received and the original estimates in the period they become finalized.

Asset Retirement Obligation

We account for our future asset retirement obligations by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties in the  balance sheets. Our asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on our oil and gas properties and gathering assets. The asset retirement liability is allocated to operating expense using a systematic and rational method.

Asset retirement obligations amounted to $50,000 as of December 31, 2009.

Fair Value

We measure fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. We utilize a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  We have no assets or liabilities valued with Level 1 inputs.

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.  We have no assets or liabilities valued with Level 2 inputs.

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Liabilities valued with Level 3 inputs are described in “Note 5. Stockholders’ Equity” in the Notes to Financial Statements.

Recently Adopted Accounting Guidance

In December 2008, the SEC issued release 33-8995 “Modernization of Oil and Gas Reporting.” This rule revises some of the oil and gas reporting disclosures in Regulation S-K and Regulation S-X under the Securities Act and the Securities Exchange Act of 1934, as well as Industry Guide 2. Effective December 31, 2009, the FASB issued revised guidance that substantially aligned the oil and gas accounting disclosures with the SEC’s Final Rule. The amendments are designed to modernize and update oil and gas disclosure requirements to align them with current practices and changes in technology. Definitions were updated to be consistent with the Petroleum Resource Management System. Additionally, this new guidance requires that entities use a 12-month average beginning-of-the-month price when calculating the quantities of proved reserves and performing the full-cost ceiling test calculation.  Other key revisions were the inclusion of non-traditional resources in reserves, the allowance for use of new technologies in determining reserves, optional disclosure of probable and possible reserves and significant new disclosures. We adopted this guidance as of December 31, 2009 without material impact on our financial statements as we have no proved reserves.

In January 2010, the FASB issued new authoritative guidance for Oil and Gas Reserve Estimation and Disclosures.  The guidance is  designed to improve the reserve estimation and disclosure requirements by: (a) updating the reserve estimation requirements for recent changes in practice and technology; and (b) expanding the disclosure requirements for equity method investments.  We adopted this guidance as of December 31, 2009 without material impact on its financial statements as we have no proved reserves.

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

2009 Results of Operations

	2009	2008	change	% change
Production:
Oil (Bbls)	806.1	113.9	692.2	608%
Gas (Mcf)	1,927.0	746.6	1,180.4	158%
Total production (BOE)	1,127.3	238.3	888.9	373%
Average daily production (BOE)	3.1	2.9	0.2	7%
% oil of production	72%	48%	24%	50%

Average sales price:
Oil (per Bbl)	$50.16	$71.98	$(21.82)	(30%)
Gas (per Mcf)	$5.55	$7.46	$(1.91)	(26%)
Total (per BOE)	$45.36	$57.78	$(12.42)	(21%)

Oil and gas revenues:
Oil revenue	$40,437	$8,199	$32,238	393%
Gas revenue	$10,697	$5,571	$5,126	92%
Total	$51,134	$13,770	$37,364	271%
Lease operating expenses	$42,984	$9,080	$33,904	373%

Additional per BOE data:
Sales price	$45.36	$57.78	$(12.42)	(21%)
Lease operating expenses	$38.13	$38.10	$0.03	0%
Operating Margin per BOE	7.23	19.68	$(12.45)	(63%)

Impairment of oil & gas properties	$335,894	$93,444	$242,450	259%

General and administrative:
Management fees	$94,550	$54,359	$40,190	74%
Accounting & legal	$182,004	$95,168	$86,836	91%
Office, facilities, investor relations	$35,608	$41,166	$(5,558)	(14%)
Total	$312,162	$190,693	$121,469	64%

Change in fair value of warrant liability	$1,909,455	$-	$1,909,455	-

Oil and Gas Revenues

Total oil and gas revenues increased 271% from $13,770 in 2008 to $51,134 in 2009 due to a full year of production in 2009 compared to approximately 2.75 months of production in 2008 as our wells came on-line. Average daily production on an equivalent basis for 2009 was 3.1 BOE and was 2.9 BOE for 2008 representing an increase of 7%.  Oil represented 72% of our production mix in 2009 compared to 48% in 2008 primarily due to our largest oil producing well, Pearce #1, beginning production in mid-December 2008.  Gas production on an equivalent annual basis in 2009 was lower than anticipated due to a tubing puncture in the Onnie Ray well in Q1 of 2009.  The puncture is scheduled for repair in the first quarter 2010.

Oil production during 2009 totaled 806.1 barrels and generated $40,437 in revenues compared to 113.9 barrels and $8,199 in revenues in 2008. This increase is due to a full year of production in 2009 compared to 2.75 months of production in 2008 as our wells came on-line. Average oil prices realized in 2009 were $51.16 per barrel compared to $71.98 per barrel in 2008 representing a 30% decrease due to lower oil and gas pricing.

Gas production during 2009 totaled 1,927.0 Mcf and generated $10,697 in revenues compared to 746.6 Mcf and $5,571 in revenues during the same period in 2008 representing a 158% increase in production and a 63% increase in revenue. This increase is due to a full year of production in 2009 compare to 2.75 months of production in 2008 as our wells came on-line. Average gas prices realized for 2009 were $5.55 per Mcf compared to $7.46 per Mcf in 2008 representing a 25% decrease due to lower gas pricing.

Lease Operating Expenses

Lease operating expenses for 2009 increased by 373% to $42,984 compared to $9,080 for 2008. The increase is due to a full year of production in 2009 compared to 2.75 months of production in 2008.  Lease operating expenses on an equivalent basis were effectively flat from 2008 for $38.10 to 2009 for $38.13.

Impairment of Oil and Gas Properties

The impairment of oil and gas properties increased in 2009 to $335,894 from $93,444 for 2008 representing an increase of 259%.  The increase in the impairment was due to a decline in oil and natural gas prices in the first half of the year, lower than expected production volumes obtained from our oil and gas wells, the shut-in of an unproven property, and the adoption of new accounting standards utilizing a 12-month average beginning-of-the-month price instead of a period-end price.

Management Fees

Management fees increased in 2009 to $94,550 from $54,359 in 2008 representing an increase of 74%.  The $40,190 increase is comprised of an increase of $15,435 in director’s fees and an increase of $24,755 in stock-based compensation expense.  This increase is due to increasing fees paid to directors in September 2008 from $200 per quarter to approximately $2,000 per month and to recognizing a full year of stock compensation expense in 2009 for the stock granted in September 2008.

Accounting and Legal Fees

Accounting and legal expenses increased in 2009 to $182,004 from $95,168 in 2008 representing an increase of 91%.  The $86,836 increase is comprised of an increase in auditor and tax preparation fees for $32,936, and an increase in outsourced accounting fees of $42,625 and an increase in legal fees of $11,275 due to an increase in registration statements filed with the SEC.

Change in Fair Value of Warrant Liability

During 2009, we began to account for the Series A and the Series B Warrants as derivatives.  We determined that our Series A and Series B warrants contained a Dilutive Issuance provision. As a result, we reclassified a total of 12,900,000 warrants from equity to a noncurrent warrant liability and recorded a cumulative effect of change in accounting principle that reduced our accumulated deficit as of January 1, 2009 by $1,624,513.

We measure the fair value of the warrant liability in accordance with ASC 820 Fair Value Measurement and Disclosure which emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). At the end of each reporting period, we revalue the warrant liability using a Black-Scholes model (Level 3 inputs). As a result of adjusting the warrant liability to fair value, we recorded a non-cash gain of $309,215 and a non-cash gain of $565,891 (net gain of $1,909,455) relating to the Series A and Series B Warrants, respectively, for the year ended December 31, 2009.

Liquidity and Capital Resources

We had cash and cash equivalents of $2,409,770 and $2,734,591 as of  December 31, 2009 and December 31, 2008, respectively. We have financed our operations from cash on hand during the year ended December 31, 2009.

Net cash flows used in operating activities was ($290,976) for the year ended December 31, 2009, compared to net cash used in operating activities of ($69,687) for the year ended December 31, 2008.

Cash used in investing activities was ($33,845) for the year ended December 31, 2009, compared to cash used in investing activities of ($442,028) for the year ended December 31, 2008.  The cash used in 2009 represents additions to capitalized costs of oil and gas properties and the cash used in 2008 represent acquisitions of oil and gas properties.

We had no cash used or generated in financing activities for the year ended December 31, 2009, compared to cash generated from financing activities of $3,200,000 for the year ended December 31, 2008.

The accompanying financial statements have been prepared assuming we will continue as a going concern. We have incurred cumulative losses of $4,438,001 through December 31, 2009.  Additionally, we have expended a significant amount of cash to acquire working interests in oil and gas properties and operating as a public entity. We expect to continue to incur losses from business operations in the future. Management believes that our cash and cash equivalent balances, anticipated cash flows from operations and other external sources of credit will be sufficient to meet our cash requirements through December 2011 if not longer. Our prospects after December 2011 will depend in large part on our ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

Due to the "start up" nature of our business, we expect to incur losses as we expands. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all.

At this time, we have no agreements or understandings with any third party regarding any financings.

Moreover, the trading price of our shares of common stock and a downturn in the United States stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Related Party Transactions

Executive Management: For the years ended December 31, 2009 and December 31, 2008, we incurred $30,000 and $10,000, respectively, in fees paid to Derek Cooper our President, Chief Executive Officer and Chief Financial Officer. In addition, we recorded $14,474 and $4,840 as stock compensation expense (refer to “Note 6. Stock Options” in the Notes to Financial Statements) for the years ended December 31, 2009 and December 31, 2008, respectively.

Director Fees: For the years ended December 31, 2009 and December 31, 2008, we incurred $50,435 and $25,000, respectively, in board fees for non-employee directors. In addition, we recorded $29, 640 and $14,520 as stock compensation expense (refer to “Note 6. Stock Options” in the Notes to Financial Statements) for the years ended December 31, 2009 and December 31, 2008, respectively.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

See "Note 2. Accounting Policies" in the Notes to Financial Statements in this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Entheos Technologies, Inc.

Calgary, Alberta

We have audited the accompanying balance sheets of Entheos Technologies, Inc. ("the Company") as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Entheos Technologies, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

March 31, 2010

ENTHEOS TECHNOLOGIES, INC.
BALANCE SHEETS
December 31, 2009 and December 31, 2008

	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$2,409,770	$2,734,591
Accounts receivable	8,759	4,252
Prepaid expenses	-	720
Total current assets	2,418,529	2,739,563

Oil and gas properties at costs (Note 4)
Proven properties	424,191	368,282
Unproven properties	101,682	73,746
Accumulated depreciation, depletion and amortization and impairment	(429,338)	(93,444)
Oil and gas properties, net	96,535	348,584

Total assets	$2,515,064	$3,088,147

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$30,468	$50,854
Accounts payable - related parties	5,172	12,077
Asset retirement obligation	10,000	-
Warrant liability (Note 5)	1,368,420	-
Total current liabilities	1,414,060	62,931

Long-term liabilities
Asset retirement obligation	40,000	-
Total liabilities	1,454,060	62,931

STOCKHOLDERS' EQUITY (Note 5)

Preferred stock: $0.0001 par value: Authorized: 10,000,000 shares
Issued and outstanding: nil	-	-
Common stock: $0.00001 par value; Authorized: 200,000,000 shares
Issued and outstanding: 63,075,122 shares (2008: 63,075,122)	631	631
Additional paid-in capital	5,498,374	7,107,622
Accumulated deficit	(4,438,001)	(4,083,037)

Total stockholders' equity	1,061,004	3,025,216

Total liabilities and stockholders' equity	$2,515,064	$3,088,147
(The accompanying notes are an integral part of these financial statements)

ENTHEOS TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
For the years ended December 31, 2009 and December 31, 2008

	2009	2008

Revenue
Oil and gas sales	$51,134	$13,770

Expenses
Lease operating expenses	42,984	9,080
General and administrative expenses	312,162	190,693
Impairment of oil and gas properties	335,894	93,444
Total operating expenses	691,040	293,217

Operating Loss	(639,906)	(279,447)

Other income / (expense)
Interest income	-	14,298
Change in fair value of warrant liability	1,909,455	-
	1,909,455	14,298

Net income (loss) attributable to common stockholders	$1,269,549	$(265,149)

Income (loss) per common share - basic and diluted	$0.02	$(0.00)

Weighted average number of shares - basic and diluted	63,075,122	59,374,302
(The accompanying notes are an integral part of these financial statements)

ENTHEOS TECHNOLOGIES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2009 and December 31, 2008

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	paid-in capital	earnings (deficit)	Equity

Balance, December 31, 2007	56,625,122	$ 566	$ 3,838,516	$ (3,817,888)	$ 21,194

Units issued for cash and legal services
at $0.50 per share in July 2008	6,450,000	65	3,224,935	-	3,225,000

Stock-based compensation expense	-	-	19,360	-	19,360

Settlement of related party payables	-	-	24,811	-	24,811

Net loss, year ended December 31, 2008	-	-	-	(265,149)	(265,149)

Balance, December 31, 2008	63,075,122	631	7,107,622	(4,083,037)	3,025,216

Cumulative effect of change in accounting principle	-	-	(1,653,362)	(1,624,513)	(3,277,875)

Stock-based compensation expense	-	-	44,114	-	44,114

Net income, year ended December 31, 2009	-	-	-	1,269,549	1,269,549

Balance, December 31, 2009	63,075,122	$ 631	$ 5,498,374	$ (4,438,001)	$ 1,061,004
(The accompanying notes are an integral part of these financial statements)

ENTHEOS TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2009 and December 31, 2008

		2009	2008

Cash flows from operating activities
Net income (loss)		$1,269,549	$(265,149)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Impairment of oil and gas properties		335,894	93,444
Stock-based compensation		44,114	19,360
Stock issued for services		-	25,000
Change in fair value of warrant liability		(1,909,455)	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable		(4,507)	(4,252)
(Increase) decrease in prepaid assets		720	(720)
Increase (decrease) in accounts payable & accrued liabilities
including related party payables		(27,291)	62,630
Net cash flows from operating activities		(290,976)	(69,687)

Cash flows from investing activities
Acquisition of oil and gas properties		(33,845)	(442,028)
Net cash flows from investing activities		(33,845)	(442,028)

Cash flows from financing activities
Proceeds from issuance of common stock, net		-	3,200,000
Net cash flows from financing activities		-	3,200,000

Increase (Decrease) in cash and cash equivalents		(324,821)	2,688,285

Cash and cash equivalents, beginning of period		2,734,591	46,306
Cash and cash equivalents, end of period		$2,409,770	$2,734,591

Non-cash investing and financing activities:
Asset retirement obligation		$50,000	$-
Settlement of related party payables	$		$24,811

Supplemental disclosure of cash flow information:
Interest paid in cash		$-	$-
Income tax paid in cash		$-	$-
(The accompanying notes are an integral part of these financial statements)

ENTHEOS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2009

Note 1. Organization and Nature of Operations

Entheos Technologies, Inc. (the “Company”, “we”, “us”, and “our”) is a small independent oil and gas production company with a focus on participation in producing oil and gas wells and the re-development/recompletion of oil and gas wells. We pursue oil and gas prospects in partnership with oil and gas companies with exploration, development and production expertise.  Currently, our interests consist of non-operating, minority working interests. The Company’s prospect areas consist of land in La Salle County, Lee County, Fayette County and Frio County, Texas. Currently four of the five wells in which the Company has minority working interest are producing. The Company currently does not operate any of the wells in which it has an interest.

Incorporated under the laws of the State of Nevada, the Company has an authorized capital of 200,000,000 shares of $0.00001 par value common stock, of which 63,075,122 shares are outstanding and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

From 2002 until September 2008, through our wholly-owned subsidiary Email Solutions, Inc., we served as an Application Service Provider (“ASP”).   Due to the limited success of our ASP business, management decided that it was in the best interest of our stockholders to abandon the Application Service Provider business and focus on identifying undervalued oil and gas opportunities for acquisition, development and exploration. The assets and liabilities, the results of operations and cash flows related to the ASP business were not classified as discontinued operations as the amounts were not significant.  Email Solutions, Inc. was dissolved during 2008.

The Company has recently incurred net operating losses and operating cash flow deficits. It may continue to incur losses from operations and operating cash flow deficits in the future. Management believes that the Company’s cash and cash equivalent balances, anticipated cash flows from operations and other external sources of credit will be sufficient to meet its cash requirements through December 2011 if not further.  The future of the Company after December 2011 will depend in large part on its ability to successfully generate cash flows from operations and raise capital from external sources to fund operations.

Note 2. Accounting Policies

References to Authoritative Accounting Literature

In June 2009, the Financial Accounting Standards Board ("FASB") issued the Accounting Standards Codification ("ASC") as the single source of authoritative accounting principles generally accepted in the United States of America (“U.S. GAAP”) recognized by the FASB to be applied by non-governmental entities in preparation of financial statements in conformity with U.S. GAAP, except for additional authoritative rules and interpretative releases issued by the SEC.  While the adoption of the ASC changes how we reference accounting standards, the adoption did not have an impact on our consolidated financial statements.

Principles of Accounting

These financial statements have been prepared by management in accordance with US GAAP.

Principles of Consolidation

The Company accounts for its undivided interest in oil and gas properties using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are included in its  financial statements.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves once proved reserves are determined to exist. The Company has not yet obtained reserve reports.  Management is assessing production data to determine the feasibility of obtaining reserves studies.  At December 31, 2009, there were no capitalized costs subject to amortization.

Oil and gas properties without estimated proved reserves are not amortized until proved reserves associated with the properties can be determined or until impairment occurs. The cost of these properties is assessed quarterly, on a property-by-property basis, to determine whether the properties are recorded at the lower of cost or fair market value. In determining whether such costs should be impaired, the Company evaluates historical experience, current drilling results, lease expiration dates, current oil and gas industry conditions, international economic conditions, capital availability, and available geological and geophysical information. As a result of this analysis and lack of proved reserves, the Company recorded an impairment loss of $335,894 and $93,444 during 2009 and 2008, respectively. The impairment is similar to amortization and therefore is not added to the costs of properties being amortized.

Sales of oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. The Company has not sold any oil and gas properties.

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

Oil and Gas Revenues

The Company recognizes oil and gas revenues when oil and gas production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Delivery occurs and title is transferred when production has been delivered to a purchaser’s pipeline or truck. As a result of the numerous requirements necessary to gather information from purchasers or various measurement locations, calculate volumes produced, perform field and wellhead allocations, distribute and disburse funds to various working interest partners and royalty owners, the collection of revenues from oil and gas production may take up to 45 days following the month of production. Therefore, the Company may make accruals for revenues and accounts receivable based on estimates of its share of production. Since the settlement process may take 30 to 60 days following the month of actual production, its financial results may include estimates of production and revenues for the related time period. The Company will record any differences between the actual amounts ultimately received and the original estimates in the period they become finalized.

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement obligation is included in proven oil and gas properties in the balance sheets. The Company’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties. The asset retirement liability is allocated to operating expense using a systematic and rational method.

Asset retirement obligations amounted to $50,000 at December 31, 2009.

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

Fair Value

We measure fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. We utilize a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  We have no assets or liabilities valued with Level 1 inputs.

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.  We have no assets or liabilities valued with Level 2 inputs.

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Liabilities valued with Level 3 inputs are described in “Note 5. Stockholders’ Equity.”

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company did not have any cash equivalents at December 31, 2009 and 2008.  The Company occasionally has cash deposits in excess of federally insured limits.  The Company has not experienced any losses related to these balances, and management believes its credit risk to be minimal.

Warrant Liability Derivative

We evaluate financial instruments for freestanding or embedded derivatives.  The warrant liability derivative is recorded at fair value with changes in value recognized as other income (expense) in the statements of operations in the period of change.

Stock-Based Compensation

We measure all stock-based compensation awards at fair value on the date of grant and recognize such expense in our financial statements over the requisite service period for awards expected to vest.  The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant.  The Black-Scholes pricing model requires management to make assumptions regarding the option lives, expected volatility, and risk free interest rates. See “Note 6. Stock Options” for additional information on the Company’s stock-based compensation plans.

Income Taxes

We recognize income taxes on an accrual basis based on tax position taken or expected to be taken in our tax returns.  A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities.  Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities.  Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.  Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns.  A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized.  Should they occur, our policy is to classify interest and penalties related to tax positions as interest expense.  Since our inception, no such interest or penalties have been incurred.

Earnings (Loss) Per Share

The computation of basic net income (loss) per common share is based on the weighted average number of shares that were outstanding during the year. The computation of diluted net income (loss) per common share is based on the weighted average number of shares used in the basic net income (loss) per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method for shares subject to stock options and warrants.  See “Note 3. Earnings (Loss) Per Share” for further discussion.

Related Party Transactions

A related party is generally defined as (i) any person who holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone who directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. (See “Note 7. Related Party Transactions”).

Recent and Adopted Accounting Pronouncements

In June 2009, the FASB issued new authoritative guidance to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  We adopted the guidance in 2009 without material impact on our consolidated financial statements.

In April 2009, the FASB issued additional authoritative guidance on the fair value of financial instruments, which provides: (i) further provisions on estimating fair value when the markets become inactive and quoted prices reflect distressed transactions; (ii) extended disclosure requirements for interim financial statements regarding the fair value of financial instruments; and (iii) new criteria for recording impairment charges on investments in debt instruments.  We adopted the guidance on a prospective basis in 2009 without material impact to our financial statements.

In June 2008, the FASB ratified new authoritative guidance addressing the accounting for certain instruments (or embedded features) determined to be indexed to an entity’s own stock. This guidance provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  We adopted this guidance effective January 1, 2009 on a prospective basis.  See “Note 5. Stockholders’ Equity” for further discussion of the impact of this guidance to our financial statements.

In January 2010, the FASB issued new authoritative guidance regarding the disclosure of fair value measurements, which clarifies certain existing disclosure requirements as well as requiring new disclosures related to significant transfers between each fair value level as well as requiring additional information about Level 3 activity.  This guidance begins phasing in during the first fiscal period after December 15, 2009.  We do not expect the implementation of this guidance to have a material impact on our financial statements.

In May 2009, the FASB issued new authoritative guidance for the accounting for and disclosures of subsequent events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The guidance was effective for interim or annual financial periods ending after June 15, 2009.  This guidance applies to both interim financial statements and annual financial statements.  In February 2010, the FASB issued additional guidance that clarifies certain existing evaluation and disclosure requirements related to subsequent events.  We adopted the initial and revised guidance without material impact on our financial statements.

In December  2008, the SEC issued release 33-8995 “Modernization of Oil and Gas Reporting.” This rule revises some of the oil and gas reporting disclosures in Regulation S-K and Regulation S-X under the Securities Act and the Securities Exchange Act of 1934, as well as Industry Guide 2. Effective December 31, 2009, the FASB issued revised guidance that substantially aligned the oil and gas accounting disclosures with the SEC’s Final Rule. The amendments are designed to modernize and update oil and gas disclosure requirements to align them with current practices and changes in technology. Definitions were updated to be consistent with the Petroleum Resource Management System. Additionally, this new guidance requires that entities use a 12-month average beginning-of-the-month price when calculating the quantities of proved reserves and performing the full-cost ceiling test calculation.  Other key revisions the inclusion of non-traditional resources in reserves, the allowance for use of new technologies in determining reserves, optional disclosure of probable and possible reserves and significant new disclosures. The Company adopted this guidance as of December 31, 2009 without material impact on its financial statements as the Company has no proved reserves.

In January 2010, the FASB issued new authoritative guidance for Oil and Gas Reserve Estimation and Disclosures.  The guidance is designed to improve the reserve estimation and disclosure requirements by: (a) updating the reserve estimation requirements for recent changes in practice and technology; and (b) expanding the disclosure requirements for equity method investments.  The Company adopted this guidance as of December 31, 2009 without material impact on its financial statements as the Company has no proved reserves.

Note 3. Earnings (Loss) Per Share (EPS)

Dilutive common stock equivalents include 13,050,000 and 13,100,000 warrants and stock options that are not included in the computation of diluted loss per share because to do so would be anti-dilutive for 2009 and 2008, respectively.  All share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.

Following is the computation of basic and diluted net loss per share for the years ended December 31, 2009 and 2008:

	2009	2008

Numerator - net income (loss)	$ 1,269,549	$ (265,149)

Denominator - weighted average number of common shares outstanding	63,075,122	59,374,302

Basic and diluted income (loss)
per common share	$ 0.02	$ (0.00)

Note 4. Oil and Gas Properties

As of December 31, 2009, the Company owned non-operating, working interests in five wells in one geographic area as follows:

				Month
	Acquisition	Interest		Production
	Date	Working	Net Revenue	Started	Acreage	Formation
Proven Properties:
Cooke #6	9/1/2008	21.75%	16.3125%	Dec-07	40	Escondido
Onnie Ray #1	9/12/2008	20.00%	15.00%	Oct-08	80	Austin Chalk
Stahl #1	9/12/2008	20.00%	15.00%	Oct-08	20	Austin Chalk
Pearce #1	10/31/2008	20.00%	15.00%	Dec-08	360	Austin Chalk
Unproven Properties:
Haile #1	9/12/2008	20.00%	15.00%	-	100	Austin Chalk

Net capitalized costs associated with these oil and gas properties as of December 31, 2009 and 2008 is summarized as follows:

	Capitalized Costs Relating to
	Oil and Gas Producing Activities

	2009	2008
Proven properties	$ 424,191	$ 368,282
Unproven properties	101,682	73,746
	525,873	442,028

Impairment of properties	(429,338)	(93,444)

Oil and gas properties, net	$ 96,535	$ 348,584

Costs incurred in oil and gas property acquisition, exploration and development activities, are summarized as follows at December 31, 2009:

	Cost Incurred for Oil & Gas Properties
	as of December 31, 2009
	Proven	Unproven	Total
Acquisition costs	$ 218,528	$ 16,071	$ 234,599
Exploration costs	25,260	85,611	110,871
Development costs	180,403	-	180,403
	424,191	101,682	525,873

Impairment of oil properties	(348,241)	(81,097)	(429,338)

Oil and gas properties, net	$ 75,950	$ 20,585	$ 96,535

The Company amortizes all capitalized costs of oil and gas properties on the unit-of-production method using proved reserves. The Company has not obtained reserve studies with estimated proved reserves. Management is assessing production data to determine the feasibility of obtaining reserves studies. Therefore at December 31, 2009, and 2008 there were no capitalized costs subject to amortization.

Unproven properties costs as of December 31, 2009 and 2008 are associated with a development oil well which was completed in August 2009 and did not produce. Management has impaired the well to the extent of anticipated salvage value of the equipment.

Properties which are not being amortized are assessed quarterly, on a property-by-property basis, to determine whether they are recorded at the lower of cost or fair market value. As a result of this analysis and lack of proved reserves, the Company recorded an impairment loss of $335,894 and $93,444 for the years ended December 31, 2009 and 2008, respectively.  The impairment recognized during 2009 was due to a decline in oil and natural gas prices in the first half of the year; lower than expected production volumes obtained from our oil and gas wells; and utilizing a 12-month average beginning-of-the-month price instead of a period-end price.  The impairment is similar to amortization and therefore is not added to the cost of properties being amortized.

Asset Retirement Obligation

The following table summarizes the activity for the Company’s asset retirement obligations:

	Years Ended December 31,
	2009	2008
Asset retirement obligations, beginning of year	$-	$-
Change in estimated obligations	50,000	-
Asset retirement obligations, end of year	50,000	-
Less: current retirement obligations	(10,000)	-

Long-term retirement obligations	$40,000	$0

The change in estimated obligations represents the Company’s initial recognition of retirement obligations related to oil and gas properties.

Note 5. Stockholders’ Equity

On July 28, 2008, the Company completed a self-directed private placement of 6,450,000 units at a price of $0.50 per unit or $3,225,000 in the aggregate. Each unit consists of one share of the Company’s common stock, one Series A stock purchase warrant (“Series A warrant”) to purchase one share of common stock at $0.60 per share for a period of 18 months from the date of issuance and one Series B stock purchase warrant (“Series B warrant”) to purchase one share of common stock at $0.75 per share for a period of 24 months from the date of issuance (refer to the “Warrants” section below for a discussion of the extension of the expiration date of the warrants).  The relative fair value of the common stock was estimated to be $1,571,638 and the relative fair value of the warrants was estimated to be $1,653,362 as determined based on the relative fair value allocation of the proceeds received. The warrants were valued on the transaction date using the Black-Scholes option pricing model using the following assumptions: expected dividend yield of 0%, risk-free interest rate of 2.4% - 2.6%, volatility of 96.15% - 100.76%, and contractual lives of 1.5 – 2 years.

In connection with the private placement, the Company issued an aggregate of 50,000 units in payment of legal fees in the amount of $25,000. These units were otherwise issued on the same terms and conditions as the units sold in the private placement.

Pursuant to the Subscription Agreement and the Registration Rights Agreement relating to the private placement, the Company and the investor parties made other covenants and representations and warranties regarding matters that are customarily included in financings of this nature. In the event that during the period when the warrants are outstanding, if the Company issues common stock or common stock equivalents at a price per share which is less than the warrant exercise price, $0.60 per share for Series A warrants and $0.75 per share for Series B warrants, then the exercise price for the warrants shall be reduced to equal the share price of the new issuance and the number of warrant shares issuable shall be increased such that the aggregate exercise price payable shall be equal to the aggregate exercise price prior to such adjustment according to the Securities Purchase Agreement (the “Dilutive Issuance”).

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. No warrants were exercised during the years ended December 31, 2009 and 2008.

On December 14, 2009, the Company extended the expiration date of the 6,450,000 Series A warrants from January 28, 2010 to July 28, 2010 and extended the expiration date of the 6,450,000 Series B warrants from July 28, 2010 to January 28, 2011.  The exercise price of the warrants remains unchanged at $0.60 and $0.75 for the Series A and Series B warrants, respectively.

On January 27, 2010, the Company extended the expiration date of 6,450,000 Series A warrants again from July 28, 2010 to December 28, 2010 and extended the expiration date of the 6,450,000 Series B warrants again from January 28, 2011 to July 28, 2011. The exercise price of the warrants remains unchanged at $0.60 per share and $0.75 per share for the Series A and Series B warrants, respectively.

The potential of a Dilutive Issuance to the warrants’ exercise price and number of underlying shares of common stock may result in a settlement amount that does not equal the difference between the fair value of a fixed number of the Company’s common stock and a fixed exercise price. Accordingly, the warrants are not considered indexed to the Company’s own stock and, therefore, are accounted for as a derivative pursuant to ASC 815-40 Contracts in an Entity’s Own Equity which became effective January 1, 2009. Upon the adoption of this guidance, the Company recognized a one-time decrease to opening accumulated deficit of $1,624,513.

As of December 31, 2009, the Company has not sold any shares of common stock or common stock equivalents that would result in an adjustment to the exercise price or number of shares of common stock underlying the warrants outstanding.  Additionally, the Company does not intend to sell any shares of common stock or common stock equivalents at a price that is below the exercise price of the warrants, prior to their expiration dates, which would result in an adjustment to the exercise price or number of shares of common stock underlying the warrants.  Since the Company determined that the future probability of a Dilutive Issuance is deemed unlikely, it did not have a material impact on the fair value estimate of the warrant liability at December 31, 2009 as it relates to the Series A or Series B Warrants.

At December 31, 2009, the Company valued the warrant liability using a Black-Scholes model (Level 3 inputs) containing the following assumptions:

Black-Scholes model assumptions as of December 31, 2009	Series A Warrants	Series B Warrants
Risk-free interest rate	0.20%	0.47%
Expected term (in years)	0.58	1.08
Expected volatility	26.24%	85.58%
Dividend per share	$0	$0
Expiration date	July 28, 2010	January 28, 2011

The following table is a roll forward of the fair value of the warrant liability related to the common stock warrants using the Black-Scholes assumptions as of December 31, 2009 (Level 3 inputs):

	Series A Warrants	Series B Warrants	Total
Beginning balance as of January 1, 2009	$ 1,652,779	$ 1,625,096	$ 3,277,875
Change in fair value	1,343,564	565,891	1,909,455
Ending balance as of December 31, 2009	$ 309,215	$ 1,059,205	$ 1,368,420

As a result of adjusting the warrant liability to fair value, we recorded a non-cash gain of $1,343,564 and a non-cash gain of $565,891 relating to the Series A and Series B Warrants, respectively, for the year ended December 31, 2009.

A total of 12,900,000 shares of the Company’s common stock have been reserved for issuance upon exercise of warrants shares outstanding as of December 31, 2009.

Note 6. Stock Options

The Company has an active stock option plan that provides shares available for option grants to employees, directors and others. A total of 120,000,000 shares of the Company’s common stock have been reserved for award under the stock option plan, of which 119,850,000 were available for future issuance as of December 31, 2009. Options granted under the Company’s option plan generally vest over five years or as otherwise determined by the Board of Directors, have exercise prices equal to the fair market value of the common stock on the date of grant, and expire no later than ten years after the date of grant.

Stock option activity during the years ended December 31, 2009 and 2008 is summarized as follows:

		Weighted	Remaining
		average	contractual	Aggregate
	Number of	exercise	term	intrinsic
	options	price	(years)	value

Outstanding at December 31, 2007	-	$ -
Granted	200,000	1.00
Cancelled	-
Outstanding at December 31, 2008	200,000	1.00
Granted	-
Cancelled	(50,000)	1.00
Outstanding at December 31, 2009	150,000	1.00	8.70	$ -

Exercisable at December 31, 2009	30,000	1.00	8.70	$ -
Available for grant at December 31, 2009	119,850,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the year ended December 31, 2009 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. This amount is based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $nil for 2009 and 2008.

A summary of the Company’s unvested stock options and changes during the years ended December 31, 2009 and 2008 is as follows:

	Number of options	Weighted Average Grant Date Fair Value
Unvested, December 31, 2007	-	$ -
Granted	200,000	0.73
Cancelled	-	-
Unvested, December 31, 2008	200,000	0.73
Granted	-	-
Cancelled	(50,000)	0.73
Vested	(30,000)	0.73
Unvested, December 31, 2009	120,000	0.73

All stock options outstanding as of December 31, 2009 were granted on the same day, have the same contractual life, same exercise price, term and grant date fair value.

During the years ended December 31, 2009 and 2008, the Company granted nil and 200,000 stock options awards, respectively.  For purposes of determining the stock-based compensation expense for stock option awards granted, the Black-Scholes Option Pricing Model was used with the following assumptions: dividend yield of 0%, expected volatility of 195.38%, risk-free interest rate of 2.97%, and expected term of 5 years.  The weighted average fair value of options granted during the year ended December 31, 2009 and 2008 was $0 and $0.73, respectively, per share.

During the years ended December 31, 2009 and 2008, stock-based compensation expense of $44,114 and $19,360 was recognized as general and administrative expenses. As of December 31, 2009, the Company had $51,068 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 3.70 years.

The fair value of stock options that vested during the year ended December 31, 2009 was $21,900.

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Note 7. Related Party Transactions

Executive Management: For the years ended December 31, 2009 and December 31, 2008, the Company incurred $30,000 and $10,000, respectively, in fees paid to Derek Cooper the President, Chief Executive Officer and Chief Financial Officer of the Company. In addition, the Company recorded $14,474 and $4,840 as stock compensation expense (refer to “Note 6. Stock Options”) for the years ended December 31, 2009 and December 31, 2008, respectively.

Director Fees: For the years ended December 31, 2009 and December 31, 2008, the Company incurred $50,435 and $25,000, respectively, in board fees for non-employee directors of the Company. In addition, the Company recorded $29,640 and $14,520 as stock compensation expense (refer to “Note 6. Stock Options”) for the years ended December 31, 2009 and December 31, 2008, respectively.

Note 8. Income Taxes

There is no current or deferred tax expense for 2009 and 2008, due to the Company’s loss position. The benefits of temporary differences have not been recorded. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a full valuation allowance against the deferred tax asset. The income tax effect, utilizing a 34% income tax rate, of temporary differences comprising the deferred tax assets and deferred tax liabilities is a result of the following at December 31:

	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$1,375,000	$1,275,000
Stock based compensation	19,000	7,000
Oil and gas properties	93,000	-
	1,487,000	1,282,000
Deferred tax liability:
Oil and gas properties	-	(11,000)
	1,487,000	1,271,000
Valuation allowance	(1,487,000)	(1,271,000)
Net deferred tax assets	$ -	$ -

The 2009 increase in the valuation allowance was $216,000 (2008:  $45,000).

The Company has available net operating loss carryforwards of approximately $4,044,000 for tax purposes to offset future taxable income which expires commencing 2011 through to the year 2029. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.  The tax years 2006 through 2009 remain open to examination by federal agencies and other jurisdictions in which it operates.

A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for the years ended December 31 follows:

	2009	2008

Statutory federal income tax rate	34%	(34%)
Non-taxable gains	(51%)
Valuation allowance	17%	34%
	0%	0%

ITEM 9.        CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2009 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO). Based on this evaluation, management concluded that, as of December 31, 2009, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

There have been no changes in internal controls, or in factors that could materially affect internal controls, subsequent to the date that management, including the Chief Executive Officer and the Chief Financial Officer, completed their evaluation.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table and text set forth the names and ages of all of our directors and executive officers as of December 31, 2009. The board of directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.

Name	Age	Position	Director / Officer Since
Derek Cooper	32	President, Chief Executive Officer, Chief Financial Officer, and Director	September 2008
Jeet Sidhu	37	Director	September 2008
Christian Hudson	45	Director	September 2008

Set forth below are the names of all directors and executive officers, all positions and offices with us held by each person, the period during which each has served as such, the principal occupations and employment of such persons during at least the last five years, and other director positions held currently or during the last five years:

Derek J. Cooper

Since 2003, Mr. Cooper has provided various engineering services to mining, energy and utilities companies.  Mr. Cooper is an engineer registered in the Province of Alberta.  Mr. Cooper earned his B.Sc. in 2001 and his B.A.Sc. in 2005. Mr. Cooper currently serves on the board of directors for International Energy, Inc., where he has held this position since January 2005. Previously, Mr. Cooper served on the board of directors for Phytomedical Technologies Inc. from September 2003 to September 2006.

Jeet Sidhu

Mr. Sidhu graduated from the British Columbia Institute of Technology with a Diploma in Corporate Finance in 1995. From 2002-2009, Mr. Sidhu was Vice-President of Montgomery Asset Management Corporation, a privately held firm providing financial and management consulting services to emerging growth corporations.  Mr. Sidhu served as a member of the board of directors for U.S. Petroleum Corporation from August 2003 until August 2006.  Since September 2008, Mr. Sidhu has been a director of Entheos Technologies, Inc.   Mr. Sidhu was invited to join the Board of Directors due to his experience with public companies in the matters relating to business development, financial reporting and legal compliance.

Christian Hudson

Mr. Hudson earned a Bachelor of Arts degree in Finance and Economics from the University of California, Santa Barbara in 1987 and also earned a Masters in Business Administration from Columbia University in 1991. Mr Hudson's work experience includes management roles at Citibank, Reuters and KPMG Consulting. Mr Hudson was the founding partner of Private International Financial Internet Services company and served as the company's President and Chief Operating Officer from 1999 to 2002. From 2002 to 2008, Mr. Hudson served as Chief Information Officer at Swiss American Securities Inc., member of the Credit Suisse Group. Mr. Hudson is currently pursuing high profile trading consulting and entrepreneurial opportunities within Financial Services. Mr. Hudson was invited to join the Board of Directors due to extensive experience in the financial services market.

Family Relationships and Other Matters

There are no family relationships between or among the directors, executive officers or persons nominated or charged by our company to become directors or executive officers. Executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Legal Proceedings

During the past ten years none of our directors, executive officers, promoters or control persons has been:

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

•         found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law;

•         the subject of any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)       Any Federal or State securities or commodities law or regulation; or

(ii)     Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)    Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity.

•         any federal or state judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions (excluding settlements between private parties); and

•         any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Compliance with Section 16(a) of the Exchange Act

Pursuant to Section 16(a) of the Exchange Act of 1934, our executive officers and directors in addition to any person who owns more than 10% of our common stock are required to report their ownership of our common stock and changes to such ownership with the SEC. Based on a review of such reports and information provided to us, we believe that during the most recent fiscal year our executive officers and directors have complied with applicable filing requirements under Section 16(a), Based solely upon a review of the copies of the forms furnished to us, we believe that during fiscal 2009, the Section 16(a) filing requirements applicable to our directors and executive officers were satisfied.

Directors’ and Officers’ Liability Insurance

We do not currently maintain directors’ and officers’ liability insurance coverage. We are currently reviewing insurance policies and anticipate obtaining coverage for our board of directors and officers.

Board Committees and Corporate Governance

Audit Committee

The Board does not currently have a standing Audit Committee.  The full Board performs the principal functions of the Audit Committee.  The full Board monitors our financial reporting process and internal control system and appoints our independent registered public accounting firm.

Compensation Committee

The Board does not currently have a standing Compensation Committee.  The full Board establishes overall compensation policies for us and reviews recommendations submitted by our management.

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

Director Independence

We are not listed on a U.S. securities exchange and, therefore, not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, at this time, after considering all of the relevant facts and circumstances our Board of Directors has determined that each of Messrs. Sidhu and Hudson are independent from the Company’s management and qualify as “independent directors” under the standards of independence under the applicable National Association of Securities Dealers (“ NASD ”) listing standards. This means that, in the judgment of the Board of Directors, none of those directors (1) is our officer or employee or an officer or employee of any of our subsidiaries or (2) has any direct or indirect relationship with us that would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director. As a result, we have a majority of independent directors as required by the NASD listing standards. Upon our listing on any national securities exchange or any inter-dealer quotation system, we will elect such independent directors as is necessary under the rules of any such securities exchange.s and executive officers were satisfied.

Communications with the Board of Directors

Stockholders who wish to communicate with the Board of Directors may do so by addressing their correspondence to the Board of Directors at Entheos Technologies, Inc., 888 3rd Street SW, Suite 1000, Calgary, Alberta, Canada T2P 5C5.  The Board of Directors has approved a process pursuant to which the President review and forward correspondence to the appropriate director or group of directors for response.

ITEM 11.  EXECUTIVE COMPENSATION.

The responsibility for establishing, administering and interpreting our policies governing the compensation and benefits for our executive officers lies with our Board of Directors. In this connection the Board has not retained the services of any compensation consultants.

The goals of our executive compensation program are to attract, motivate and retain individuals with the skills and qualities necessary to support and develop our business within the framework of our small size and available resources. In 2009, we designed our executive compensation program to achieve the following objectives:

•              attract and retain executives experienced in developing and delivering products such as our own;

•              motivate and reward executives whose experience and skills are critical to our success;

•              reward performance; and

•              align the interests of our executive officers and stockholders by motivating executive officers to increase stockholder value.

The following table and descriptive materials set forth information concerning compensation earned for services rendered to the Company by: the Chief Executive Officer (the “ CEO ”); the Chief Financial Officer (the “ CFO ”); and the three other most highly-compensated executive officers other than the CEO and CFO who were serving as executive officers of the Company at the end of the 2009 fiscal year (the “ Named Executive Officers ”).

Summary Compensation Table

Name and Principal Position	Year	Salary	Other	Options Awards	Total
Derek Cooper	2009	$0	$44,474(1)	$0	$44,474
President, CEO,
Chief Financial Officer
and Director

(1)      Other compensation represents $30,000 in fees paid Derek Cooper as a Director of the Company and $14,474 in stock-based compensation expense for awards granted to Mr. Cooper on September 12, 2008, for his services as one of our directors. We agreed to pay Mr. Cooper a monthly fee of $2,500 to serve as a member of our Board of Directors and to serve as our President and Chief Executive Officer. There is no written agreement between us and Mr. Cooper regarding this arrangement. Mr. Cooper currently does not devote his full time and attention to our affairs; we do not have any agreement with Mr. Cooper regarding his agreement to serve as an officer. He is, in fact, an independent contractor, and not an employee. On January 9, 2009, Derek J. Cooper was named the Chief Financial Officer after the resignation of Frank Fabio. On September 12, 2008, Mr. Cooper was granted 50,000 options vesting evenly over a five year period on the issuance anniversary date.

Change of Control Agreements

There are no understandings or agreements known by management at this time which would result in a change in control.

We do not have any change-of-control or severance agreements with any of its executive officers or directors. In the event of the termination of employment of the Named Executive Officers any and all unexercised stock options shall expire and no longer be exercisable after a specified time following the date of the termination.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding equity awards that have been previously awarded to each of the Named Executive Officers and which remained outstanding as of December 31, 2009.

Name	Number of Securities Underlying Options (Exercisable)	Number of Securities Underlying Options (Unexercisable)	Equity Incentive Awards: Number of Securities Underlying Unexercised Unearned Options	% of Total Options Granted to Employees in 2009	Exercise Price ($/sh)	Expiration Date
Derek J. Cooper (1)	10,000	40,000	0	0%	$1.00	9/12/2018

(1)     On September 12, 2008, we granted stock options to purchase up to a total of 50,000 shares of common stock to Mr. Cooper.  The stock options have an exercise price of $1.00 per share; the closing price of our common stock on September 12, 2008 was $0.75 per share.  The options vest in five equal annual installments of 10,000 options commencing on September 12, 2009, and annually thereafter with final vesting occurring on September 12, 2013. Under the terms of the stock option agreement, the agreement will terminate and there will be no further vesting of options effective as of the date that the executive ceases to be an officer.

Compensation of Directors

We do not pay director compensation to directors who are also our employees. Our Board of Directors determines the non-employee directors’ compensation for serving on the Board and its committees. In establishing director compensation, the Board is guided by the following goals:

•         Compensation should consist of a combination of cash and equity awards that are designed to fairly pay the directors for work required for a company of our size and scope;

•         Compensation should align the directors’ interests with the long-term interests of stockholders; and

•         Compensation should assist with attracting and retaining qualified directors.

Non-employee directors receive between $1,500 and $2,500 per month for their services as directors plus $500 for each board meeting attended in excess of five per year.  Directors are entitled to participate in our 2001 Incentive Stock Option Plan.  We also reimburse our directors for any actual expenses incurred to attend meetings of the Board.

Although we compensate non-employee directors, in December 2008 Mr. Hudson agreed to waive payment of his monthly fees, effective January 1, 2009.  Mr. Sidhu also agreed to waive payment of his fees effective November 1, 2009. However, each director continues to be entitled to be reimbursed for reasonable and necessary expenses incurred on our behalf.

The table below outlines director compensation for the fiscal year ended December 31, 2009.

Name	Fees earned or paid in cash (1)	Stock awards Aggregate Grant Date Fair Value	Option awards Aggregate Grant Date Fair Value	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation(2)	Total
Jeet Sidhu	$20,000	$0	$0	$0	$0	$14,820	$34,820
Christian Hudson	$0	$0	$0	$0	$0	$14,820	$14,820

(1)     The amounts in this column represent the monthly compensation.

(2)     The amounts in this column represent stock-based compensation expense granted to Mr. Sidhu and Mr. Hudson (50,000 stock options each) for stock options granted on September 12, 2008.  The exercise price per share is $1.00; the options vest at the rate of 10,000 per annum in arrears commencing September 12, 2009.

Each non employee director receives an initial stock option entitling him to purchase up to 50,000 shares of stock at a price per share equal to the closing price of our common stock, as reported on the Over the Counter Bulletin Board on the date of the option grant; the options vest at the rate of 20% per annum in arrears.

We have no other arrangements pursuant to which any our directors were compensated during the years ended December 31, 2009 and 2008 for services as a director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock as of December 31, 2009 by each person (or group of affiliated persons) who is known by us to beneficially own 5% or more of our common stock; our directors; our named executive officers; and our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person's address is c/o our principal office address (unless otherwise indicated) at 888 3 rd Street, Suite 1000, Calgary, Alberta, T2P 5C5.

Person or Group	Number of Shares of Common Stock		Percent

Derek Cooper	10,000	(1)(2)(3)	0.0%
888 3rd Street SW, Suite 1000
Calgary, AB T2P 5C5

Christian Hudson	10,000	(1)(2)	0.0%
888 3rd Street SW, Suite 1000
Calgary, AB T2P 5C5

Jeet Sidhu	10,000	(1)(2)	0.0%
888 3rd Street SW, Suite 1000
Calgary, AB T2P 5C5

1420525 Alberta Ltd. (4)	32,639,800		52%
1628 West 1st Avenue, Suite 216
Vancouver, BC V6J 1G1

Directors and Executive Officers as a group (3 persons)	30,000		0.0%

(1) 150,000 stock options (50,000 to each of Messrs. Cooper, Hudson, and Sidhu) were granted on September 12, 2008; the exercise price per share is $1.00; the options vest at the rate of 10,000 per annum in arrears commencing September 12, 2009.

(2) Each of Messrs. Cooper, Hudson and Sidhu were appointed to the Company’s Board of Directors on September 12, 2008.

(3) Mr. Cooper was appointed the Company’s Chief Executive Officer and President on September 12, 2008.

(4) 1420525 Alberta Ltd. is a private corporation the sole shareholder of which is Harmel S. Rayat; Mr. Rayat was our former Chief Executive Officer, Chief Financial Officer, Secretary and director. Mr. Rayat resigned from his positions with us on September 12, 2008. Does not include 3,000,000 shares held in separate trust for the benefit of each Mr. Rayat’s two children over which Mr. Rayat has neither voting nor disposition authority; Mr. Rayat disclaims any beneficial ownership interest in and to such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Executive Management: For the years ended December 31, 2009 and December 31, 2008, we incurred $30,000 and $10,000, respectively, in fees paid to Derek Cooper our President, Chief Executive Officer and Chief Financial Officer. In addition, we recorded $14,474 and $4,840 as stock compensation expense (refer to “Note 6. Stock Options” in the Notes to Financial Statements) for the years ended December 31, 2009 and December 31, 2008, respectively.

Director Fees: For the years ended December 31, 2009 and December 31, 2008, the Company incurred $50,435 and $25,000, respectively, in board fees for our non-employee directors. In addition, we recorded $29,640 and $14,520 as stock-based compensation expense (refer to “Note 6. Stock Options” in the Notes to Financial Statements) for the years ended December 31, 2009 and December 31, 2008, respectively.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Peterson Sullivan, LLP currently serves as the Company’s independent registered public accounting firm. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to our accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

We do not currently have an audit committee.

The following table presents aggregate fees for professional services rendered by Peterson Sullivan LLP for the years ended December 31, 2009 and 2008.

	Year Ended December 31, 2009	Year Ended December 31, 2008
Audit fees	$49,477	$13,417
Tax fees	4,343	7,467
Total	$53,820	$20,884

Audit Fees

Audit fees for the years ended December 31, 2009 and 2008 consist of the aggregate fees billed by Peterson Sullivan LLP for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim consolidated financial statements included in the quarterly reports on Form 10-Q for the years ended December 31, 2009 and 2008.  Audit fees also include services related to providing consents to fulfill the accounting firm’s responsibilities under generally accepted accounting principles.

Tax Fees

Tax Fees for the years ended December 31, 2009 and 2008 consist of the aggregate fees billed by Peterson Sullivan LLP for professional services rendered for tax compliance, tax advice and tax planning.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this Form 10-K:

1.	Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•         Report of Independent Registered Public Accounting Firm

•         Balance Sheets as of December 31, 2009 and 2008

•         Statements of Operations for the years ended December 31, 2009 and 2008

•         Statements of Stockholders’ Equity for the years ended December 31, 2009 and 2008

•         Statements of Cash Flows for the years ended December 31, 2009 and 2008

•         Notes to Financial Statements

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the fiscal year ended December 31, 2009, to be signed on its behalf by the undersigned, thereunto duly  authorized on this 31th day of March, 2010.

Entheos Technologies, Inc.

/s/ Derek J. Cooper

Derek J. Cooper

President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Derek Cooper	President, Chief Executive Officer, Principal Executive Officer,	March 31, 2010
Derek Cooper	Chief Financial Officer, Principal Financial Officer,
Principal Accounting Officer, and Director

/s/ Jeet Sidhu	Director	March 31, 2010
Jeet Sidhu

/s/ Christian Hudson	Director	March 31, 2010
Christian Hudson

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Articles of incorporation (exhibit 3.1). S-8 filing dated October 3, 2003.

3.2	Bylaws (exhibit 3.2). S-8 filing dated October 3, 2003.

10.1

Subscription Agreement (exhibit 10.1), Series A Warrant Agreement (exhibit 10.2), Series B Warrant Agreement (exhibit 10.2), Registration Rights Agreement (exhibit 10.4) for 6,450,000 unit private placement on July 28, 2008.  8-K filing dated August 1, 2008.

10.2	Participation Agreement dated September 9, 2008 with respect to the Stahl #1Well located Fayette County, Texas. 8-K filing dated October 24, 2008.

10.3	Participation Agreement dated September 9, 2008 with respect to the Onnie Ray #1 Well located Lee County, Texas. 8-K filing dated October 24, 2008.

10.4	Participation Agreement dated September 9, 2008 with respect to the Haile #1Well located Frio . County, Texas. 8-K filing dated October 24, 2008.

10.5	2001 Incentive Stock Option Plan (exhibit 99.1). S-8 filing dated October 3, 2003.

14.1	Code of Ethics. 10-K filing dated April 14, 2009.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*

32.1*	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed here within.