Form 10-Q
period 2010-03-31
ENTHEOS TECHNOLOGIES INC
filed 2010-05-21
CIK 1016708

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 63,075,122 shares of Common Stock, par value $0.00001, were outstanding on May 14, 2010.

PART I   — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ENTHEOS TECHNOLOGIES, INC.
BALANCE SHEETS
March 31, 2010 and December 31, 2009

	(unaudited)
	March 31,	December 31,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$2,324,894	$2,409,770
Accounts receivable	7,639	8,759
Total current assets	2,332,533	2,418,529

Oil and gas properties at cost (Note 4)
Proven properties	431,309	424,191
Unproven properties	101,682	101,682
Accumulated depreciation, depletion, amortization and impairment	(448,088)	(429,338)
Oil and gas properties, net	84,903	96,535

Total assets	$2,417,436	$2,515,064

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$35,534	$30,468
Accounts payable - related parties	-	5,172
Asset retirement obligation	10,000	10,000
Warrant liability (Note 5)	3,291,344	1,368,420
Total current liabilities	3,336,878	1,414,060

Long-term liabilities
Asset retirement obligation, less current portion	40,628	40,000
Total liabilities	3,377,506	1,454,060

STOCKHOLDERS' EQUITY (DEFICIT) (Note 5)

Preferred stock: $0.0001 par value: Authorized: 10,000,000 shares
Issued and outstanding: nil	-	-
Common stock: $0.00001 par value; Authorized: 200,000,000 shares
Issued and outstanding: 63,075,122 shares (2009: 63,075,122)	631	631
Additional paid-in capital	5,505,369	5,498,374
Accumulated deficit	(6,466,070)	(4,438,001)

Total stockholders' equity (deficit)	(960,070)	1,061,004

Total liabilities and stockholders' equity (deficit)	$2,417,436	$2,515,064

(The accompanying notes are an integral part of these financial statements)

ENTHEOS TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
For the three months ended March 31, 2010 and 2009
(Unaudited)

	March 31,	March 31,
	2010	2009

Revenue
Oil and gas sales	$11,735	$14,784

Expenses
Lease operating expenses	6,697	14,703
General and administrative expenses	91,433	79,569
Impairment and depreciation	18,750	46,840
Total operating expenses	116,880	141,112

Operating Loss	(105,145)	(126,328)

Other income (expense)
Change in fair value of warrant liability	(1,922,924)	234,517
	(1,922,924)	234,517

Net income (loss) attributable to common stockholders	$(2,028,069)	$108,189

Income (loss) per common share - basic and diluted	$(0.03)	$0.00

Weighted average number of shares - basic and diluted	63,075,122	63,075,122

(The accompanying notes are an integral part of these financial statements)

ENTHEOS TECHNOLOGIES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the three months ended March 31, 2010 and year ended December 31, 2009
(Unaudited)
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	paid-in capital	earnings (deficit)	Equity (Deficit)

Balance, December 31, 2008	63,075,122	$ 631	$ 7,107,622	$ (4,083,037)	$ 3,025,216

Cumulative effect of change in accounting principle	-	-	(1,653,362)	(1,624,513)	(3,277,875)

Stock-based compensation expense	-	-	44,114	-	44,114

Net income, year ended December 31, 2009	-	-	-	1,269,549	1,269,549

Balance, December 31, 2009	63,075,122	631	5,498,374	(4,438,001)	1,061,004

Stock-based compensation expense	-	-	6,995	-	6,995

Net loss, three months ended March 31, 2010	-	-	-	(2,028,069)	(2,028,069)

Balance, March 31, 2010	63,075,122	$ 631	$ 5,505,369	$ (6,466,070)	$ (960,070)

(The accompanying notes are an integral part of these financial statements)

ENTHEOS TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2010 and 2009
(Unaudited)
	March 31,	March 31,
	2010	2009

Cash flows from operating activities
Net income (loss)	$(2,028,069)	$108,189
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Impairment and depreciation	18,750	46,840
Stock-based compensation	6,995	13,137
Accretion of asset retirement obligation	628	-
Change in fair value of warrant liability	1,922,924	(234,517)
Changes in operating assets and liabilities:
Accounts receivable	1,120	4,252
Prepaid expenses	-	720
Accounts payable and accrued liabilities, including related party payables	(106)	2,645
Net cash flows from operating activities	(77,758)	(58,734)

Cash flows from investing activities
Acquisition of oil and gas properties	(7,118)	(10,994)
Net cash flows from investing activities	(7,118)	(10,994)

Decrease in cash and cash equivalents	(84,876)	(69,728)

Cash and cash equivalents, beginning of period	2,409,770	2,734,591
Cash and cash equivalents, end of period	$2,324,894	$2,664,863

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-

(The accompanying notes are an integral part of these financial statements)

ENTHEOS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(Unaudited)

Note 1. Organization and Nature of Operations

Entheos Technologies, Inc. (the “Company”, “we”, “us”, and “our”) is a small independent oil and gas production company with a focus on participation in producing oil and gas wells and the re-development/recompletion of oil and gas wells. We pursue oil and gas prospects in partnership with oil and gas companies with exploration, development and production expertise.  Currently, our interests consist of non-operating, minority working interests. The Company’s prospect areas consist of land in La Salle County, Lee County, Fayette County and Frio County, Texas. Currently four of the five wells in which the Company has minority working interests are producing. The Company does not operate any of the wells in which it has an interest.

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

Note 2. Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which are of a normal recurring nature) considered necessary for a fair presentation of the financial statements have been included. Operating results for the quarter ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010 or any other interim period. For further information, refer to the financial statements and notes thereto included in our 2009 Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

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

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Management’s judgments and estimates in these areas are based on information available from both internal and external sources, including engineers, geologists, consultants and historical experience in similar matters. The more significant reporting areas impacted by management’s judgments and estimates are warrant derivative liabilities; accruals related to oil and gas sales and expenses; estimates used in the impairment of oil and gas properties; and the estimated future timing and cost of asset retirement obligations.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves once proved reserves are determined to exist. The Company has not yet obtained reserve reports.  Management is assessing production data to determine the feasibility of obtaining reserves studies.  At March 31, 2010, there were no capitalized costs subject to amortization.

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

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement obligation is included in proven oil and gas properties in the balance sheets. The Company’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties. The asset retirement obligation is allocated to operating expense using a systematic and rational method considering the estimated remaining life of the well.

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

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Liabilities valued with Level 3 inputs are described in “Note 5. Stockholders’ Equity” and “Note 4. Oil and Gas Properties.”

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

Earnings (Loss) Per Share

The computation of basic net income (loss) per common share is based on the weighted average number of shares that were outstanding during the period. The computation of diluted net income (loss) per common share is based on the weighted average number of shares used in the basic net income (loss) per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method for shares subject to stock options and warrants.  See “Note 3. Earnings (Loss) Per Share” for further discussion.

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

Recent and Adopted Accounting Pronouncements

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we expect that none of the new standards will have a significant impact on our financial statements.

Note 3. Earnings (Loss) Per Share (EPS)

Dilutive common stock equivalents include 13,050,000 and 13,100,000 warrants and stock options that are not included in the computation of diluted loss per share because to do so would be anti-dilutive for the three-month periods ended March 31, 2010 and 2009, respectively.  All share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.

Following is the computation of basic and diluted net loss per share for the three month periods ended March 31, 2010 and 2009:

	2010	2009

Numerator - net income (loss)	$ (2,028,069)	$ 108,189

Denominator - weighted average number of common shares outstanding	63,075,122	63,075,122

Basic and diluted income (loss) per common share	$ (0.03)	$ 0.00

Note 4. Oil and Gas Properties

As of March 31, 2010, the Company owned non-operating, working interests in five wells in one geographic area as follows:

				Month
	Acquisition	Interest		Production
	Date	Working	Net Revenue	Started	Acreage	Formation
Proven Properties:
Cooke #6	9/1/2008	21.75%	16.3125%	Dec-07	40	Escondido
Onnie Ray #1	9/12/2008	20.00%	15.00%	Oct-08	80	Austin Chalk
Stahl #1	9/12/2008	20.00%	15.00%	Oct-08	20	Austin Chalk
Pearce #1	10/31/2008	20.00%	15.00%	Dec-08	360	Austin Chalk
Unproven Properties:
Haile #1	9/12/2008	20.00%	15.00%	-	100	Austin Chalk

Costs incurred for oil and gas property properties are summarized as follows as of March 31, 2010:

	Proven	Unproven	Total
Acquisition costs	$ 218,528	$ 16,071	$ 234,599
Exploration costs	31,069	85,611	116,680
Development costs	181,712	-	181,712
	431,309	101,682	532,991

Accumulated depreciation, depletion, amortization and impairment	(356,991)	(91,097)	(448,088)

Oil and gas properties, net	$ 74,318	$ 10,585	$ 84,903

The Company amortizes all capitalized costs of oil and gas properties on the unit-of-production method using proved reserves. The Company has not obtained reserve studies with estimated proved reserves. Management is assessing production data to determine the feasibility of obtaining reserves studies. Therefore for the three month periods ended March 31, 2010 and 2009, there were no capitalized costs subject to amortization.

Unproven properties costs as of March 31, 2010 are associated with a development oil well which was completed in August 2009 and did not produce. Management has considered the well impaired to the extent of anticipated salvage value of the equipment.

Properties which are not being amortized are assessed quarterly, on a property-by-property basis, to determine whether they are recorded at the lower of cost or fair market value. As a result of this analysis and lack of proved reserves, the Company recorded an impairment loss of $0 and $46,840 for the three month periods ended March 31, 2010 and 2009, respectively.  No impairment was recognized for the three month period ended March 31, 2010 as the net carrying value approximates fair value.  The impairment is similar to amortization and therefore is not added to the cost of properties being amortized.  Depreciation amounted to $18,750 and $nil for the three month periods ended March 31, 2010 and 2009, respectively.

Asset Retirement Obligation

The following table summarizes the activity for the Company’s asset retirement obligations for the three month periods ended March 31, 2010 and 2009:

	2010	2009
Asset retirement obligations, beginning of period	$50,000	$-
Accretion expense	628	-
Liabilities incurred	-	-
Change in estimated obligations	-	-
Asset retirement obligations, end of period	50,628	-
Less: current portion	(10,000)	-
Long-term asset retirement obligations, end of period	$40,628	$-

The carrying value of asset retirement obligations were measured using Level 3 inputs, as defined in the fair value hierarchy.

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

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. No warrants were exercised during the three month periods ended March 31, 2010 and 2009.

On December 14, 2009, the Company extended the expiration date of the 6,450,000 Series A warrants from January 28, 2010 to July 28, 2010 and extended the expiration date of the 6,450,000 Series B warrants from July 28, 2010 to January 28, 2011.  The exercise price of the warrants remains unchanged at $0.60 and $0.75 for the Series A and Series B warrants, respectively.

On January 27, 2010, the Company extended the expiration date of 6,450,000 Series A warrants again from July 28, 2010 to January 28, 2011 and extended the expiration date of the 6,450,000 Series B warrants again from January 28, 2011 to July 28, 2011. The exercise price of the warrants remains unchanged at $0.60 per share and $0.75 per share for the Series A and Series B warrants, respectively.

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

As of March 31, 2010, the Company has not sold any shares of common stock or common stock equivalents that would result in an adjustment to the exercise price or number of shares of common stock underlying the warrants outstanding.  Additionally, the Company does not intend to sell any shares of common stock or common stock equivalents at a price that is below the exercise price of the warrants, prior to their expiration dates, which would result in an adjustment to the exercise price or number of shares of common stock underlying the warrants.  Since the Company determined that the future probability of a Dilutive Issuance is deemed unlikely, it did not have a material impact on the fair value estimate of the warrant liability at March 31, 2010 as it relates to the Series A or Series B Warrants.

At March 31, 2010, the Company valued the warrant liability using a Black-Scholes model (Level 3 inputs) containing the following assumptions:

	Series A Warrants	Series B Warrants
Warrants outstanding and exercisable at March 31, 2010	6,450,000	6,450,000
Exercise price	$0.60	$0.75
Black-Scholes option pricing model assumptions:
Risk-free interest rate	0.325%	0.41%
Expected term	0.83 years	1.33 years
Expected volatility	29.45%	78.62%
Dividend per share	$0	$0
Expiration date	January 28, 2011	July 28, 2011

The following table is a roll forward of the fair value of the warrant liability related to the common stock warrants using the Black-Scholes assumptions as of March 31, 2010 (Level 3 inputs):

	Series A Warrants	Series B Warrants	Total
Balance as of December 31, 2009	$ 309,215	$ 1,059,205	$ 1,368,420
Change in fair value	1,062,779	860,145	1,922,924
Balance as of March 31, 2010	$ 1,371,994	$ 1,919,350	$ 3,291,344

As a result of adjusting the warrant liability to fair value, we recorded a non-cash loss of $1,062,779 and a non-cash loss of $860,145 relating to the Series A and Series B Warrants, respectively, for the three month period ended March 31, 2010.

A total of 12,900,000 shares of the Company’s common stock have been reserved for issuance upon exercise of Series A and Series B warrants outstanding as of March 31, 2010.

Note 6. Stock Options

The Company has an active stock option plan that provides shares available for option grants to employees, directors and others. A total of 120,000,000 shares of the Company’s common stock have been reserved for award under the stock option plan, of which 119,850,000 were available for future issuance as of March 31, 2010.  Options granted under the Company’s option plan generally vest over five years or as otherwise determined by the Board of Directors, have exercise prices equal to the fair market value of the common stock on the date of grant, and expire no later than ten years after the date of grant.

During the three month periods ended March 31, 2010 and 2009, the Company did not grant any stock options awards.

During the three month periods ended March 31, 2010 and 2009, stock-based compensation expense of $6,995 and $13,137 was recognized as general and administrative expenses. As of March 31, 2010, the Company had $44,073 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 3.45 years.

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Note 7. Related Party Transactions

Executive Management: For both three month periods ended March 31, 2010 and 2009, the Company incurred $7,500 in fees paid to Derek Cooper the President, Chief Executive Officer and Chief Financial Officer of the Company. In addition, the Company recorded $2,332 and $4,148 as stock compensation expense related to options granted to Derek Cooper (refer to “Note 6. Stock Options”) for the three month periods ended March 31, 2010 and 2009, respectively.

Director Fees: For the three month periods ended March 31, 2010 and 2009, the Company incurred nil and $6,435, respectively, in board fees for non-employee directors of the Company. In addition, the Company recorded $4,663 and $8,989 as stock compensation expense related to options granted to non-employee directors (refer to “Note 6. Stock Options”) for the three months ended March 31, 2010 and 2009, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three months ended March 31, 2010, and specifically in the items entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes," "plans," "intend," "scheduled," "potential," "continue," "estimates," "hopes," "goal," "objective," expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

The leases for these properties are maintained and operated by our partners Leexus Oil LLC and Bayshore Exploration LLC; there are no obligations to further explore or develop lands in the lease areas to maintain the leases.  The operators of the leases are not affiliated with the Company or any of its directors or major shareholders. We are not aware of any relationships or affiliations between or among any of our leasehold partners and the lease operators.

Oil and Gas Properties

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

We utilize the full cost method of accounting for our oil and gas activities. In accordance with the full cost method of accounting, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs and related asset retirement costs, are capitalized.  Net capitalized costs associated with oil and gas properties as of March 31, 2010 and December 31, 2009 are summarized as follows:

	Cost Incurred for Oil & Gas Properties
	March 31, 2010	December 31, 2009	$ Change	% Change
Proven
Acquisition costs	$ 218,528	$ 218,528	$ -	0%
Exploration costs	31,069	25,260	5,809	23%
Development costs	181,712	180,403	1,309	1%
	431,309	424,191	7,118	2%
Unproven
Acquisition costs	16,071	16,071	-	0%
Exploration costs	85,611	85,611	-	0%
	101,682	101,682	-	0%
Accumulated depreciation, depletion
amortization and impairment	(448,088)	(429,338)	(18,750)	4%

Oil and gas properties, net	$ 84,903	$ 96,535	$ (11,632)	(12%)

Capital expenditures totaled $7,118 for the three month period ended March 31, 2010 in order to correct a tubing puncture in the Onnie Ray #1 well.  An authorization for expenditure was submitted to us by the well operator in January 2010 and the workover was completed in March 2010.  Production of the well increased upon completion of the workover.  The benefit of this workover is anticipated to be seen in our second quarter results once the well has been online for a full fiscal quarter.  Accumulated depreciation, depletion, amortization and impairment increased by $18,750 and was determined using a systematic and rational method.

There was no impairment of oil and gas properties for the three month period ended March 31, 2010 as we believe that the net carrying value of our properties approximates fair market value.

At the time of acquisition, the unproven property, Haile #1, was being recompleted to a zone that was previously productive.  Once the recompletion efforts were final and the well did not support production, an exploratory drilling program was started in early 2009 to complete a new unproven upper zone.  The new upper zone completion also resulted in no oil or gas production and the well was shut-in during August 2009. In accordance with our accounting policies, we assessed this well, at December 31, 2009, to determine whether the well was recorded at the lower of cost or fair market value. Upon completion of our assessment, we impaired the well to the extent of anticipated salvage value of the equipment and recorded an asset retirement obligation to accrue for estimated closure costs.

Critical Accounting Policies

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Management’s judgments and estimates in these areas are based on information available from both internal and external sources, including engineers, geologists, consultants and historical experience in similar matters. The more significant reporting areas impacted by management’s judgments and estimates are warrant derivative liabilities; accruals related to oil and gas sales and expenses; estimates used in the impairment of oil and gas properties; and the estimated future timing and cost of asset retirement obligations.

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

References to Authoritative Accounting Literature

In June 2009, the Financial Accounting Standards Board ("FASB") issued the Accounting Standards Codification ("ASC") as the single source of authoritative accounting principles generally accepted in the United States of America ("U.S. GAAP") recognized by the FASB to be applied by non-governmental entities in preparation of financial statements in conformity with U.S. GAAP, except for additional authoritative rules and interpretative releases issued by the SEC.  While the adoption of the ASC changes how we reference accounting standards, the adoption did not have an impact on our financial statements.

Full Cost Method of Accounting for Oil and Gas Properties

We have elected to utilize the full cost method of accounting for our oil and gas activities. In accordance with the full cost method of accounting, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs and related asset retirement costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves once proved reserves are determined to exist. We have not yet obtained reserve reports because of our recent acquisition of our oil and gas properties and because these properties recently began producing. Management is assessing geographic and production data to determine the need for reserves studies. At March 31, 2010, there were no capitalized costs subject to amortization.

Oil and gas properties without estimated proved reserves are not amortized until proved reserves associated with the properties can be determined or until impairment occurs. The cost of these properties is assessed quarterly, on a property-by-property basis, to determine whether the properties are recorded at the lower of cost or fair market value. In determining whether such costs should be impaired, we evaluate historical experience, current drilling results, lease expiration dates, current oil and gas industry conditions, international economic conditions, capital availability, and available geological and geophysical information. As a result of this analysis and lack of proved reserves, we recorded an impairment loss of nil and $46,840 for the three month periods ended March 31, 2010 and 2009, respectively. The impairment is similar to amortization and therefore is not added to the costs of properties being amortized.

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

Asset Retirement Obligation

We account for our future asset retirement obligations by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties in the balance sheets.  Our asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on our oil and gas properties and gathering assets. The asset retirement obligation is allocated to operating expense using a systematic and rational method considering the estimated remaining life of the well.

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

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Liabilities valued with Level 3 inputs are described in “Note 5. Stockholders’ Equity” and “Note 4.  Oil and Gas Properties” in the Notes to Financial Statements.

Recent and Adopted Accounting Pronouncements

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we expect that none of the new standards will have a significant impact on our financial statements.

Variables and Trends

We have very limited history with respect to our acquisition and development of oil and gas properties.  In the event we are able to obtain the necessary financing to move forward with our growth plans, we expect our expenses to increase significantly as we grow our business.  Accordingly, the comparison of the financial data for the periods presented may not be a meaningful indicator of our future performance and must be considered in light of these circumstances.

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

“Recompletion” means, after the initial completion of the well, the actions and techniques of re-entering the well and redoing or repairing the original completion in order to restore the well's productivity.

“Shut-in” means a well which is capable of producing but is not presently producing.

“Unproven properties” refers to properties containing no proved reserves.

“Working interest” refers to the operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production.

“Workover” means operations on a producing well to restore or increase production.

Results of Operations for the Three Month Periods Ended March 31, 2010 and 2009

	March 31, 2010	March 31, 2009	change	% change
Production:
Oil (Bbls)	124.0	302.7	(178.7)	(59%)
Gas (Mcf)	337.4	780.2	(442.8)	(57%)
Total production (BOE)	180.2	432.8	(252.6)	(58%)
Average daily production (BOE)	2.0	4.8	(2.8)	(58%)
% oil of production	69%	70%	(1.0)	(1%)

Average sales price:
Oil (per Bbl)	$72.09	$36.60	$35.49	97%
Gas (per Mcf)	$8.29	$4.77	$3.52	74%
Total (per BOE)	$65.13	$34.16	$30.97	91%

Oil and gas revenues:
Oil revenue	$8,936	$11,080	$(2,144)	(19%)
Gas revenue	$2,799	$3,704	$(905)	(24%)
Total	$11,735	$14,784	$(3,049)	(21%)
Lease operating expenses	$6,697	$14,703	$(8,006)	(54%)

Additional per BOE data:
Sales price	$65.13	$34.16	$30.97	91%
Lease operating expenses	$37.17	$33.97	$3.20	9%
Operating Margin per BOE	$27.96	$0.19	$27.77	146%

Impairment and DDA	$18,750	$46,840	$(28,090)	(60%)

General and administrative:
Management fees	$14,495	$27,072	$(12,577)	(46%)
Accounting & legal	$58,051	$48,402	$9,649	20%
Office, investor relations and travel	$18,887	$4,095	$14,792	361%
Total	$91,433	$79,569	$11,864	15%

Change in fair value of warrant liability	$(1,922,924)	$234,517	$(2,157,441)	(920%)

Oil and Gas Revenues

Total oil and gas revenues decreased 21% from $14,784 to $11,735 comparatively for the three month periods ended March 31, 2009 to 2010 due to a decline in production from the natural decline in the reservoirs and from lost production due to maintenance and rework.  Average daily production on an equivalent basis for the three-month period ended March 31, 2010 was 2.0 BOE compared to 4.8 BOE for the same period in 2009 which represents a decrease of 58%.  The decline is due to our largest oil well, Pearce #1, experiencing a drop in production rate and due to down time from a workover and gas line maintenance on Onnie Ray #1.  Oil remains the majority of our revenue mix at 69% and 70% for the three-month period ended March 31, 2010 and 2009, respectively.

Oil production for the three month period ended March 31, 2010 was 124.0 barrels and generated revenue of $8,936 for an average price per barrel of $72.09.  Oil production for the three month period ended March 31, 2009 was 302.7 barrels and generated revenue of $11,080 for an average price per barrel of $36.60.  The 59% decrease in production was offset by the 97% increase in price per barrel.

Gas production for the three month period ended March 31, 2010 was 337.4 Mcf and generated revenue of $2,799 for an average price of $8.29 per Mcf.  Gas production for the three month period ended March 31, 2009 was 780.2 MCf and generated revenue of $3,704 for an average price per of $4.77 per Mcf.  The decrease in production is due to a scheduled workover on Onnie Ray #1 as well as an unscheduled repair to a gas line.  The 58% decrease in production was offset by the 74% increase in price per Mcf.

Although production rates have declined, the workover on the Onnie Ray well has been successful and should help offset declining production.  In addition to optimizing the current well production rates management is actively looking to add to our production base.

Lease Operating Expenses

Lease operating expenses for the three month period ended March 31, 2010 decreased 54% to $6,697 from $14,703 for the same period in 2009.  This decrease is attributable to increased operator efficiency as well as reduced maintenance costs.  Lease operating expenses on an equivalent production basis increased 3.20 per BOE to 37.17 from 33.97 or 9% due to lower production volumes.

Impairment and DDA

The impairment of oil and gas properties decreased to $0 from $46,840 comparatively for the three month periods ended March 31, 2010 and 2009, respectively.  We believe that our net book value approximates fair market value. Depreciation amounted to $18,750 for the three months ended March 31, 2010.

Management Fees

Management fees decreased for the three month periods ended March 31, 2010 to $14,495 from $27,072 representing a $12,577 decrease or 46%.  The decrease is comprised of a decrease of $6,435 in director’s fees and a decrease of $6,142 in stock-based compensation expense.

Although we compensate our non-employee directors, in December 2008, Mr. Hudson, a non-employee director, agreed to waive payment of his monthly fees commencing January 1, 2009, and Mr. Sidhu, a non-employee director, agreed to waive payment of his fees commencing November 1, 2009.  However, each director continues to be entitled to be reimbursed for reasonable and necessary expenses incurred on our behalf.

Stock-based compensation expense has decreased as the amortization of the vesting is weighted more heavily in the early years of the option grants.

Accounting and Legal Fees

Accounting and legal expenses increased for the three month periods ended March 31, 2010 and 2009 to $58,051 from $48,402, respectively, representing an increase of 20%.  The $9,649 increase is comprised of an increase in auditor and tax preparation fees of $9,453, an increase in outsourced accounting fees of $6,089 and a decrease in legal fees of $5,893.

Office, Investor Relations and Travel

Office, investor relations and travel expenses increased to $18,887 from $4,095 for the three month period ended March 31, 2010 compared to the same period in 2009 representing an increase of $14,792 or 361% increase.  This increase is due to an increase in filing fees of $6,093 due to our S-1 filed in February 2010, an increase in travel expenses of $4,797 due to site visits to the oil wells, an increase in investor relations expense of $1,500 due to hiring an investor relations consultant in April 2009, and an increase in office expense of $2,402 due to additional activity this fiscal quarter compared to the prior year’s quarter.

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

We measure the fair value of the warrant liability in accordance with ASC 820 Fair Value Measurement and Disclosure which emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). At the end of each reporting period, we revalue the warrant liability using a Black-Scholes model (Level 3 inputs). As a result of adjusting the warrant liability to fair value, we recorded a non-cash loss of $1,062,799 and $860,145 (total loss of

$1,922,944) relating to the Series A and Series B Warrants, respectively, for the three month period ended March 31, 2010.

Liquidity and Capital Resources

We had cash and cash equivalents of $2,324,894 and $2,409,770 as of March 31, 2010 and December 31, 2009, respectively. We have financed our operations from cash on hand for the three month period ended March 31, 2010.

Net cash flows used in operating activities was ($77,758) for the three month period ended March 31, 2010 compared to net cash used in operating activities of ($58,734) for the three month period ended March 31, 2009.  Cash used for operating activities increased due to an increase in accounting, office and travel expenses over 2009.

Cash used in investing activities was ($7,118) for the three month period ended March 31, 2010, compared to cash used in investing activities of ($10,994) for the three-month period ended March 31, 2009.  The cash used during both three month periods represents additions to capitalized costs of oil and gas properties.

We had no cash used or generated in financing activities for the three month periods ended March 31, 2010 and 2009.

The accompanying financial statements have been prepared assuming we will continue as a going concern. We have incurred cumulative losses of $6,466,070 through March 31, 2010.  Additionally, we have expended a significant amount of cash to acquire working interests in oil and gas properties and operating as a public entity. We expect to continue to incur losses from business operations in the future. Management believes that our cash and cash equivalent balances, anticipated cash flows from operations and other external sources of credit will be sufficient to meet our cash requirements through December 2011 if not longer. Our prospects after December 2011 will depend in large part on our ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

Due to the "start up" nature of our business, we expect to incur losses as we expand. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all.

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

Related Party Transactions

Executive Management: For the three month periods ended March 31, 2010 and 2009, we incurred $7,500 and $7,500, respectively, in fees paid to Derek Cooper the President, Chief Executive Officer and Chief Financial Officer of the Company. In addition, we recorded $2,332 and $4,148 as stock compensation expense related to options granted to Derek Cooper (refer to “Note 6. Stock Options” in the Notes to Financial Statements) for the three month periods ended March 31, 2010 and 2009, respectively.

Director Fees: For the three month periods ended March 31, 2010 and 2009, we incurred nil and $6,435, respectively, in board fees for non-employee directors of the Company. In addition, we recorded $4,663 and $8,989 as stock compensation expense related to options granted to non-employee directors (refer to “Note 6. Stock Options” in the Notes to Financial Statements) for the three months ended March 31, 2010 and 2009, respectively.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

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

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2010 that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

*Filed here within.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of May, 2010.

Entheos Technologies, Inc.
(Registrant)

Date	Signature	Title
May 21, 2010	/s/ Derek Cooper	President, CEO, CFO and Director
Derek Cooper