Form 10-Q
period 2010-06-30
ENTHEOS TECHNOLOGIES INC
filed 2010-08-13
CIK 1016708

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes☒         No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐     No ☐ Not Applicable ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act)

Yes☐         No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 63,075,122 shares of Common Stock, par value $0.00001, were outstanding on August 10, 2010.

PART I   — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ENTHEOS TECHNOLOGIES, INC.
BALANCE SHEETS
June 30, 2010 and December 31, 2009

	(Unaudited)
	June 30,	December 31,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$2,268,284	$2,409,770
Accounts receivable	6,085	8,759
Total current assets	2,274,369	2,418,529

Oil and gas properties at cost (Note 4)
Proven properties	431,309	424,191
Unproven properties	102,683	101,682
Accumulated depreciation, depletion, amortization and impairment	(470,221)	(429,338)
Oil and gas properties, net	63,771	96,535

Total assets	$2,338,140	$2,515,064

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$3,413	$30,468
Accounts payable - related parties	-	5,172
Asset retirement obligation	10,000	10,000
Warrant liability (Note 5)	1,352,820	1,368,420
Total current liabilities	1,366,233	1,414,060

Long-term liabilities
Asset retirement obligation, less current portion	41,263	40,000
Total liabilities	1,407,496	1,454,060

STOCKHOLDERS' EQUITY (Note 5)

Preferred stock: $0.0001 par value: Authorized: 10,000,000 shares
Issued and outstanding: nil	-	-
Common stock: $0.00001 par value; Authorized: 200,000,000 shares
Issued and outstanding: 63,075,122 shares (2009: 63,075,122)	631	631
Additional paid-in capital	5,512,365	5,498,374
Accumulated deficit	(4,582,352)	(4,438,001)

Total stockholders' equity	930,644	1,061,004

Total liabilities and stockholders' equity	$2,338,140	$2,515,064

(The accompanying notes are an integral part of these financial statements)

ENTHEOS TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2010 and 2009
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Revenue
Oil and gas sales	$12,353	$13,842	$24,087	$28,626

Expenses
Lease operating expenses	4,942	10,375	11,639	25,078
General and administrative expenses	40,085	71,492	131,516	151,061
Impairment and depreciation	22,132	198,581	40,883	245,421
Total operating expenses	67,159	280,448	184,038	421,560

Operating Loss	(54,806)	(266,606)	(159,951)	(392,934)

Other income / (expense)
Change in fair value of warrant liability	1,938,524	820,222	15,600	1,054,739
	1,938,524	820,222	15,600	1,054,739

Net income (loss) attributable to common stockholders	$1,883,718	$553,616	$(144,351)	$661,805

Income (loss) per common share - basic and diluted	$0.03	$0.01	$(0.00)	$0.01

Weighted average number of shares - basic and diluted	63,075,122	63,075,122	63,075,122	63,075,122

(The accompanying notes are an integral part of these financial statements)

ENTHEOS TECHNOLOGIES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
For the six months ended June 30, 2010 and year ended December 31, 2009
(Unaudited)
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	paid-in capital	earnings (deficit)	Equity

Balance, December 31, 2008	63,075,122	$ 631	$ 7,107,622	$ (4,083,037)	$ 3,025,216

Cumulative effect of change in accounting principle	-	-	(1,653,362)	(1,624,513)	(3,277,875)

Stock-based compensation expense	-	-	44,114	-	44,114

Net income, year ended December 31, 2009	-	-	-	1,269,549	1,269,549

Balance, December 31, 2009	63,075,122	631	5,498,374	(4,438,001)	1,061,004

Stock-based compensation expense	-	-	13,991	-	13,991

Net loss, six months ended June 30, 2010	-	-	-	(144,351)	(144,351)

Balance, June 30, 2010	63,075,122	$ 631	$ 5,512,365	$ (4,582,352)	$ 930,644

(The accompanying notes are an integral part of these financial statements)

ENTHEOS TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2010 and 2009
(Unaudited)
	June 30,	June 30,
	2010	2009

Cash flows from operating activities
Net income (loss)	$(144,351)	$661,805
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Impairment and decpreciation	40,883	245,421
Stock-based compensation	13,991	25,582
Accretion of asset retirement obligation	1,263	-
Change in fair value of warrant liability	(15,600)	(1,054,739)
Changes in operating assets and liabilities:
Accounts receivable	2,674	2,544
Prepaid expenses	-	720
Accounts payable & accrued liabilities including related party payables	(32,227)	(48,766)
Net cash flows from operating activities	(133,367)	(167,433)

Cash flows from investing activities
Acquisition of oil and gas properties	(8,119)	(32,168)
Net cash flows from investing activities	(8,119)	(32,168)

Decrease in cash and cash equivalents	(141,486)	(199,601)

Cash and cash equivalents, beginning of period	2,409,770	2,734,591
Cash and cash equivalents, end of period	$2,268,284	$2,534,990

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-

(The accompanying notes are an integral part of these financial statements)

ENTHEOS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010

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

Note 2. Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which are of a normal recurring nature) considered necessary for a fair presentation of the financial statements have been included. Operating results for the quarter ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010 or any other interim period. For further information, refer to the financial statements and notes thereto included in our 2009 Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves once proved reserves are determined to exist. The Company has not yet obtained reserve reports.  Management is assessing production data to determine the feasibility of obtaining reserves studies.  At June 30, 2010, there were no capitalized costs subject to amortization.

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

Warrant Derivative Liability

We evaluate financial instruments for freestanding or embedded derivatives.  The warrant derivative liability is recorded at fair value with changes in value recognized as other income (expense) in the statements of operations in the period of change.

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

For the three and six month periods ended June 30, 2010 and 2009, potential gross common shares (arising from stock options and common stock purchase warrants) of 13.1 million were anti-dilutive and not included in computing diluted EPS.

	Three -months ended		Six-months ended
	June 30,		June 30,
	2010	2009	2010	2009

Numerator - net income (loss)	$ 1,883,718	$ 553,616	$ (144,351)	$ 661,805

Denominator - weighted average number of common shares outstanding	63,075,122	63,075,122	63,075,122	63,075,122

Basic and diluted income (loss) per common share	$ 0.03	$ 0.01	$ (0.00)	$ 0.01

 Note 4. Oil and Gas Properties

As of June 30, 2010, the Company owned non-operating, working interests in five wells in one geographic area as follows:

				Month
	Acquisition	Interest		Production
	Date	Working	Net Revenue	Started	Acreage	Formation
Proven Properties:
Cooke #6	9/1/2008	21.75%	16.3125%	Dec-07	40	Escondido
Onnie Ray #1	9/12/2008	20.00%	15.00%	Oct-08	80	Austin Chalk
Stahl #1	9/12/2008	20.00%	15.00%	Oct-08	20	Austin Chalk
Pearce #1	10/31/2008	20.00%	15.00%	Dec-08	360	Austin Chalk
Unproven Properties:
Haile #1	9/12/2008	20.00%	15.00%	-	100	Austin Chalk

Costs incurred for oil and gas property properties are summarized as follows as of June 30, 2010:

	Proven	Unproven	Total
Acquisition costs	$ 218,528	$ 17,072	$ 235,600
Exploration costs	31,069	85,611	116,680
Development costs	181,712	-	181,712
	431,309	102,683	533,992
Accumulated depreciation, depletion,
amortization and impairment	(372,775)	(97,446)	(470,221)

Oil and gas properties, net	$ 58,534	$ 5,237	$ 63,771

The Company amortizes all capitalized costs of oil and gas properties on the unit-of-production method using proved reserves. The Company has not obtained reserve studies with estimated proved reserves. Management is assessing production data to determine the feasibility of obtaining reserves studies. Therefore for the six month periods ended June 30, 2010 and 2009, there were no capitalized costs subject to amortization.

Unproven properties costs as of June 30, 2010 are associated with a development oil well which was completed in August 2009 and did not produce. Management has considered the well impaired to the extent of anticipated salvage value of the equipment.

Properties which are not being amortized are assessed quarterly, on a property-by-property basis, to determine whether they are recorded at the lower of cost or fair market value. As a result of this analysis and lack of proved reserves, the Company recorded an impairment loss of $12,758 (2009: $198,581) and $12,758 (2009: $245,421) for the three and six month periods ended June 30, 2010, respectively.  The impairment is similar to amortization and therefore is not added to the cost of properties being amortized.  Depreciation amounted to $9,374 and $nil for the three month periods ended June 30, 2010 and 2009, respectively.  Depreciation amounted to $28,125 and $nil for the six month periods ended June 30, 2010 and 2009, respectively.

Asset Retirement Obligation

The following table summarizes the activity for the Company’s asset retirement obligations for the six month periods ended June 30, 2010 and 2009:

	2010	2009
Asset retirement obligations, beginning of period	$50,000	$-
Accretion expense	1,263	-
Liabilities incurred	-	-
Change in estimated obligations	-	-
Asset retirement obligations, end of period	51,263	-
Less: current portion	(10,000)	-
Long-term asset retirement obligations, end of period	$41,263	$0

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

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. No warrants were exercised during the six month periods ended June 30, 2010 and 2009.

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

The potential of a Dilutive Issuance to the warrants’ exercise price and number of underlying shares of common stock may result in a settlement amount that does not equal the difference between the fair value of a fixed number of the Company’s common stock and a fixed exercise price. Accordingly, the warrants are not considered indexed to

the Company’s own stock and, therefore, are accounted for as a derivative pursuant to ASC 815-40   Contracts in an Entity’s Own Equity   which became effective January 1, 2009 .   Upon the adoption of this guidance, the Company recognized a one-time decrease to opening accumulated deficit of $1,624,513.

As of June 30, 2010, the Company has not sold any shares of common stock or common stock equivalents that would result in an adjustment to the exercise price or number of shares of common stock underlying the warrants outstanding.  Additionally, the Company does not intend to sell any shares of common stock or common stock equivalents at a price that is below the exercise price of the warrants, prior to their expiration dates, which would result in an adjustment to the exercise price or number of shares of common stock underlying the warrants.  Since the Company determined that the future probability of a Dilutive Issuance is deemed unlikely, it did not have a material impact on the fair value estimate of the warrant liability at June 30, 2010 as it relates to the Series A or Series B Warrants.

At June 30, 2010, the Company valued the warrant liability using a Black-Scholes model (Level 3 inputs) containing the following assumptions:

	Series A Warrants	Series B Warrants
Warrants outstanding and exercisable at June 30, 2010	6,450,000	6,450,000
Exercise price	$0.60	$0.75
Black-Scholes option pricing model assumptions:
Risk-free interest rate	.22%	.32%
Expected term	0.58 years	1.08 years
Expected volatility	140.99%	102.53%
Dividend per share	$0	$0
Expiration date	January 28, 2011	July 28, 2011

The following table is a roll forward of the fair value of the warrant liability related to the common stock warrants using the Black-Scholes assumptions as of June 30, 2010 (Level 3 inputs):

	Series A Warrants	Series B Warrants	Total
Balance as of December 31, 2009	$ 309,215	$ 1,059,205	$ 1,368,420
Change in fair value	1,062,779	860,145	1,922,924
Balance as of March 31, 2010	1,371,994	1,919,350	3,291,344
Change in fair value	(618,272)	(1,320,252)	(1,938,524)
Balance as of June 30, 2010	$ 753,722	$ 599,098	$ 1,352,820

As a result of adjusting the warrant liability to fair value, we recorded a non-cash loss of $444,507 and a non-cash gain of $460,107 relating to the Series A and Series B Warrants, respectively, for the six month period ended June 30, 2010.

A total of 12,900,000 shares of the Company’s common stock have been reserved for issuance upon exercise of Series A and Series B warrants outstanding as of June 30, 2010.

Note 6. Stock Options

The Company has an active stock option plan that provides shares available for option grants to employees, directors and others. A total of 120,000,000 shares of the Company’s common stock have been reserved for award under the stock option plan, of which 119,850,000 were available for future issuance as of June 30, 2010.  Options granted under the Company’s option plan generally vest over five years or as otherwise determined by the Board of Directors, have exercise prices equal to the fair market value of the common stock on the date of grant, and expire no later than ten years after the date of grant.

During the six month periods ended June 30, 2010 and 2009, the Company did not grant any stock options awards.

During the three and six month periods ended June 30, 2010, stock-based compensation expense of $6,995 (2009: $12,445) and $13,991 (2009: $25,582) was recognized as general and administrative expenses. As of June 30, 2010, the Company had $37,078 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 3.21 years.

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Note 7. Related Party Transactions

Executive Management: For the three and six month periods ended June 30, 2010, the Company incurred $7,500 (2009: $7,500) and $15,000 (2009: $15,000) in fees paid to Derek Cooper the President, Chief Executive Officer and Chief Financial Officer of the Company. In addition, the Company recorded $2,332 (2009: $4,148) and $4,664 (2009: $8,297) as stock compensation expense related to options granted to Derek Cooper (refer to “Note 6. Stock Options”) for the three and six month periods ended June 30, 2010, respectively.

Director Fees: For the three and six month periods ended June 30, 2010, the Company incurred nil (2009: $6,000) and nil (2009: $12,435), respectively, in board fees for non-employee directors of the Company. In addition, the Company recorded $4,663 (2009: $8,297) and $8,989 (2009: $17,285) as stock compensation expense related to options granted to non-employee directors (refer to “Note 6. Stock Options”) for the three and six months ended June 30, 2010, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the six months ended June 30, 2010, and specifically in the items entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes," "plans," "intend," "scheduled," "potential," "continue," "estimates," "hopes," "goal," "objective," expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

We utilize the full cost method of accounting for our oil and gas activities. In accordance with the full cost method of accounting, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs and related asset retirement costs, are capitalized.  Net capitalized costs associated with oil and gas properties as of June 30, 2010 and December 31, 2009 are summarized as follows:

	Cost Incurred for Oil & Gas Properties
	June 30, 2010	December 31, 2009	$ Change	% Change
Proven
Acquisition costs	$ 218,528	$ 218,528	$ -	0%
Exploration costs	31,069	25,260	5,809	23%
Development costs	181,712	180,403	1,309	1%
	431,309	424,191	7,118	2%
Unproven
Acquisition costs	17,072	16,071	1,001	6%
Exploration costs	85,611	85,611	-	0%
Development costs	-	-	-	-
	102,683	101,682	1,001	1%
Accumulated depreciation, depletion,
amortization and impairment	(470,221)	(429,338)	(40,883)	10%

Oil and gas properties, net	$ 63,771	$ 96,535	$ (32,764)	(34%)

Capital expenditures totaled $8,119 for the six month period ended June 30, 2010 in order to correct a tubing puncture in the Onnie Ray #1 well and to pay a lease royalty.  An authorization for expenditure totaling $7,500, was submitted to us by the well operator in January 2010 and the workover was completed in March 2010.  Immediately upon completion of the workover production increased; however the increased production has not been sustained over the quarter ended June 30, 2010.  Depreciation, depletion, amortization and impairment totaled by $9,374 and $28,125 for the three and six month periods ended June 30, 2010, respectively, and was determined using a systematic and rational method.

The Company recorded an impairment loss of $12,758 for the three and six month periods ended June 30, 2010.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves once proved reserves are determined to exist. We have not yet obtained reserve reports because of our recent acquisition of our oil and gas properties and because these properties recently began producing. Management is assessing geographic and production data to determine the need for reserves studies. At June 30, 2010, there were no capitalized costs subject to amortization.

Oil and gas properties without estimated proved reserves are not amortized until proved reserves associated with the properties can be determined or until impairment occurs. The cost of these properties is assessed quarterly, on a property-by-property basis, to determine whether the properties are recorded at the lower of cost or fair market value. In determining whether such costs should be impaired, we evaluate historical experience, current drilling results, lease expiration dates, current oil and gas industry conditions, international economic conditions, capital availability, and available geological and geophysical information. As a result of this analysis and lack of proved reserves, we recorded an impairment loss of $12,758 and $245,421 for the six month periods ended June 30, 2010 and 2009, respectively. The impairment is similar to amortization and therefore is not added to the costs of properties being amortized.

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

Results of Operations

The following table sets forth certain unaudited operating information with respect to the Company's oil and gas operations for the periods indicated:

	For the three-months ended
	June 30, 2010	June 30, 2009	change	% change
Production:
Oil (Bbls)	130.0	238.0	(108.0)	(45%)
Gas (Mcf)	336.8	464.7	(127.9)	(28%)
Total production (BOE)	186.1	315.4	(129.3)	(41%)
Average daily production (BOE)	2.1	3.5	(1.4)	(41%)
% oil of production	70%	75%	(5.0)	-

Average sales price:
Oil (per Bbl)	$76.19	$48.32	$27.87	58%
Gas (per Mcf)	$7.27	$5.04	$2.23	44%
Total (per BOE)	$66.37	$43.88	$22.49	51%

Oil and gas revenues:
Oil revenue	$9,904	$11,500	$(1,596)	(14%)
Gas revenue	$2,449	$2,342	$107	5%
Total	$12,353	$13,842	$(1,489)	(11%)
Lease operating expenses	$4,942	$10,375	$(5,433)	(52%)

Additional per BOE data:
Sales price	$66.37	$43.88	$22.49	51%
Lease operating expenses	$26.55	$32.89	$(6.34)	(19%)
Operating Margin per BOE	$39.82	$10.99	$28.83	262%

Impairment and DDA	$22,132	$198,581	$(176,449)	(89%)

General and administrative:
Management fees	$14,496	$25,945	$(11,449)	(44%)
Accounting & legal	$15,027	$41,597	$(26,570)	(64%)
Office, investor relations and travel	$10,562	$3,950	$6,612	167%
Total	$40,085	$71,492	$(31,407)	(44%)

Change in fair value of warrant liability	$1,938,524	$820,222	$1,118,302	136%

The following table sets forth certain unaudited operating information with respect to the Company's oil and gas operations for the periods indicated:

	For the six-months ended
	June 30, 2010	June 30, 2009	change	% change
Production:
Oil (Bbls)	256.4	540.7	(284.4)	(53%)
Gas (Mcf)	674.1	1,244.9	(570.8)	(46%)
Total production (BOE)	368.7	748.2	(379.5)	(51%)
Average daily production (BOE)	2.0	4.2	(2.2)	(52%)
% oil of production	70%	72%	(2.0)	-

Average sales price:
Oil (per Bbl)	$73.49	$41.76	$31.73	76%
Gas (per Mcf)	$7.78	$4.86	$2.92	60%
Total (per BOE)	$65.33	$38.26	$27.07	71%

Oil and gas revenues:
Oil revenue	$18,840	$22,579	$(3,739)	(17%)
Gas revenue	$5,247	$6,047	$(800)	(13%)
Total	$24,087	$28,626	$(4,539)	(16%)
Lease operating expenses	$11,639	$25,078	$(13,439)	(54%)

Additional per BOE data:
Sales price	$65.33	$38.26	$27.07	71%
Lease operating expenses	$31.57	$33.52	$(1.95)	(6%)
Operating Margin per BOE	$33.76	$4.74	$29.02	612%

Impairment and DDA	$40,883	$245,421	$(204,538)	(83%)

General and administrative:
Management fees	$28,992	$53,018	$(24,026)	(45%)
Accounting & legal	$73,078	$89,998	$(16,920)	(19%)
Office, investor relations and travel	$29,446	$8,045	$21,401	266%
Total	$131,516	$151,061	$(19,545)	(13%)

Change in fair value of warrant liability	$15,600	$1,054,739	$(1,039,139)	(99%)

Total Revenue

Total oil and gas revenues decreased 11% from $13,842 to $12,353 comparatively for the three month periods ended June 30, 2009 to 2010 due to a decline in production from the natural decline in the reservoirs.  Average daily production on an equivalent basis for the three month period ended June 30, 2010 was 2.1 BOE compared to 3.5 BOE for the same period in 2009 which represents a decrease of 41%.  Oil remains the majority of our revenue mix at 70% and 75% for the three-month periods ended June 30, 2010 and 2009, respectively.

Oil Revenue

Oil production for the three month periods ended June 30, 2010 and 2009 was 130.0 and 238.0 barrels, respectively, and generated revenue of $9,904 and $11,500, respectively, for an average price per barrel of $76.19 and $48.32.  The 45% decrease in production was offset by the 58% increase in price per barrel.

Oil production for the six month periods ended June 30, 2010 and 2009 was 256.4 and 540.7 barrels, respectively, and generated revenue of $18,840 and $22,579, respectively, for an average price per barrel of $73.49 and $41.76, respectively.  The 53% decrease in production was offset by the 76% increase in price per barrel.

Gas Revenue

Gas production for the three month period ended June 30, 2010 and 2009 was 336.8 and 464.7 Mcfs, respectively, and generated revenue of $2,449 and $2,342, respectively, for an average price per Mcf of $7.27 and $5.04, respectively.  The 28% decrease in production was offset by a 44% increase in price per Mcf.

Gas production for the six month period ended June 30, 2010 and 2009 was 674.1 and 1,244.9 Mcf, respectively, and generated revenue of $5,247 and $6,047, respectively, for an average price per of $7.78 and $4.86 per Mcf, respectively.  The decrease in production is due to the natural decline in reservoirs.  The 46% decrease in production was offset by the 60% increase in price per Mcf.  In addition to optimizing the current well production rates management is actively looking to add to our production base.

Lease Operating Expenses

Lease operating expenses for the three month period ended June 30, 2010 decreased 52% or $5,433 to $4,942 from $10,375 for the same period in 2009.  This decrease is attributable to increased operator efficiency; reduced maintenance costs primarily from Haile which had not been determined to be dry as of August 2009, and due to a lump sum reimbursement of production taxes from the Texas Severance Tax Incentive.  Lease operating expenses on an equivalent production basis decreased 6.34 per BOE to 26.55 from 32.89 or 19% due to lower operating expenses.

Lease operating expenses for the six month period ended June 30, 2010 decreased 54% to $11,639 from $25,078 for the same period in 2009.  This decrease is attributable to increased operator efficiency as well as reduced maintenance costs as several of the wells had recently begun producing in the first quarter of 2009.  Lease operating expenses on an equivalent production basis decreased 1.95 per BOE to 31.57 from 33.52 or 6% due to operator efficiency as well as reduced maintenance costs.

Impairment and DDA

The impairment of oil and gas properties decreased to $12,758 from $198,581 comparatively for the three month periods ended June 30, 2010 and 2009, respectively.  We believe that our net book value approximates fair market value. Depreciation amounted to $9,374 for the three months ended June 30, 2010.

The impairment of oil and gas properties decreased to $12,758 from $245,421 comparatively for the six month periods ended June 30, 2010 and 2009, respectively.  We believe that our net book value approximates fair market value. Depreciation amounted to $28,125 for the six months ended June 30, 2010.

Management Fees

Management fees decreased to $14,496 from $25,945 comparatively for the three month periods ended June 30, 2010 and 2009. The $11,449 decrease is comprised of a $6,000 decrease in director’s fees and a $5,449 decrease in stock-based compensation expense.

Management fees decreased to $28,992 from $53,018 comparatively for the six month periods ended June 30, 2010 and 2009. The $24,026 decrease is comprised of a $12,435 decrease in director’s fees and a $11,591 decrease in stock-based compensation expense.

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

Accounting and Legal Fees

Accounting and legal expenses decreased for the three month periods ended June 30, 2010 and 2009 to $15,027 from $41,597 respectively, representing a decrease of 64%.  The $26,570 decrease is due to a decrease in outsourced accounting fees, and auditor and tax preparation fees and a decrease in legal fees.

Accounting and legal expenses decreased for the six month periods ended June 30, 2010 and 2009 to $73,078 from $89,998, respectively, representing a decrease of 19%.  The $16,920 decrease is comprised of a decrease in outsourced accounting fees and auditor and tax preparation fees of $5,240, a decrease in legal fees of $11,680.  This decrease is due primarily to completion of the S-1 filings.

Office, Investor Relations and Travel

Office, investor relations and travel expenses increased to $10,562 from $3,950 for the three month period ended June 30, 2010 compared to the same period in 2009 representing an increase of $6,612 or 167% increase.  This increase is due to an increase in filing fees of $1,536, an increase in travel expenses of $2,159 due to site visits to the wells, and an increase in office expense of $2,917 due to additional activity this fiscal quarter compared to the prior year’s quarter.

Office, investor relations and travel expenses increased to $29,446 from $8,045 for the six month period ended June 30, 2010 compared to the same period in 2009 representing an increase of $21,401 or 266% increase.  This increase is due to an increase in filing fees and of $8,089 due to our S-1 filed in February 2010, an increase in travel expenses of $6,956 due to site visits to the oil wells, an increase in investor relations expense of $1,300 due to hiring an investor relations consultant in April 2009, and an increase in office expense of $5,056 due to additional activity this fiscal quarter compared to the prior year’s quarter.

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

We measure the fair value of the warrant liability in accordance with ASC 820 Fair Value Measurement and Disclosure which emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). At the end of each reporting period, we revalue the warrant liability using a Black-Scholes model (Level 3 inputs). As a result of adjusting the warrant liability to fair value, we recorded a non-cash gain of $618,272 and $1,320,252 (total gain of $1,938,524) relating to the Series A and Series B Warrants, respectively, for the three month period ended June 30, 2010.

As a result of adjusting the warrant liability to fair value, we recorded a non-cash loss of $444,507 relating to the Series A Warrants, and a non-cash gain of $460,107 relating to the Series B Warrants (total gain of $15,600) for the six month period ended June 30, 2010.

Liquidity and Capital Resources

We had cash and cash equivalents of $2,268,284 and $2,409,770 as of June 30, 2010 and December 31, 2009, respectively. We have financed our operations from cash on hand for the six month period ended June 30, 2010.

Net cash flows used in operating activities was ($133,367) for the six month period ended June 30, 2010 compared to net cash used in operating activities of ($167,433) for the six month period ended June 30, 2009.  Cash used for operating activities decreased due to a decrease in legal and accounting fees and a decrease in management fees compared to 2009.

Cash used in investing activities was ($8,119) for the six month period ended June 30, 2010, compared to cash used in investing activities of ($32,168) for the six-month period ended June 30, 2009.  The cash used during both six month periods represents additions to capitalized costs of oil and gas properties.

We had no cash used or generated in financing activities for the six month periods ended June 30, 2010 and 2009.

The accompanying financial statements have been prepared assuming we will continue as a going concern. We have incurred cumulative losses of $4,582,352 through June 30, 2010.  Additionally, we have expended a significant amount of cash to acquire working interests in oil and gas properties and operating as a public entity. We expect to continue to incur losses from business operations in the future. Management believes that our cash and cash equivalent balances, anticipated cash flows from operations and other external sources of credit will be sufficient to meet our cash requirements through December 2011 if not longer. Our prospects after December 2011 will depend in large part on our ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

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

Related Party Transactions

Executive Management: For the three and six month periods ended June 30, 2010, the Company incurred $7,500 (2009: $7,500) and $15,000 (2009: $15,000) in fees paid to Derek Cooper the President, Chief Executive Officer and Chief Financial Officer of the Company. In addition, the Company recorded $2,332 (2009: $4,148) and $4,664 (2009: $8,297) as stock compensation expense related to options granted to Derek Cooper (refer to “Note 6. Stock Options in the Notes to the Financial Statements”) for the three and six month periods ended June 30, 2010, respectively.

Director Fees: For the three and six month periods ended June 30, 2010, the Company incurred nil (2009: $6,000) and nil (2009: $12,435), respectively, in board fees for non-employee directors of the Company. In addition, the Company recorded $4,663 (2009: $8,297) and $8,989 (2009: $17,285) as stock compensation expense related to options granted to non-employee directors (refer to “Note 6. Stock Options in the Notes to the Financial Statements”) for the three and six months ended June 30, 2010, respectively.

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

Item 4. Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company’s principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of June 30, 2010.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.2	Participation Agreement dated September 9, 2008 with respect to the Stahl #1 Well located Fayette County, Texas. 8-K filing dated October 24, 2008.

10.3	Participation Agreement dated September 9, 2008 with respect to the Onnie Ray #1 Well located Lee County, Texas. 8-K filing dated October 24, 2008.

10.4	Participation Agreement dated September 9, 2008 with respect to the Haile #1 Well located Frio County, Texas. 8-K filing dated October 24, 2008.

10.5	2001 Incentive Stock Option Plan (exhibit 99.1). S-8 filing dated October 3, 2003.

14.1	Code of Ethics. 10-K filing dated April 14, 2009.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*

32.1*	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed here within.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of August, 2010.

Entheos Technologies, Inc.
(Registrant)

Date	Signature	Title
August 13, 2010	/s/ Derek Cooper	President, CEO, CFO and Director
Derek Cooper