Form 10-Q
period 2010-09-30
ENTHEOS TECHNOLOGIES INC
filed 2010-11-15
CIK 1016708

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

ENTHEOS TECHNOLOGIES, INC.
 (Exact name of registrant as specified in its charter)

Nevada	98-0170247
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

430 Park Avenue, Suite 702, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

800-755-5815
(Registrant’s telephone number, including area code)

888 3rd Street SW, Suite 1000, Calgary, Alberta, Canada, T2P 5C5
(Former address if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act)
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 63,075,122 shares of Common Stock, par value $0.00001, were outstanding on November 4, 2010.

PART I   — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
ENTHEOS TECHNOLOGIES, INC.
BALANCE SHEETS
September 30, 2010 and December 31, 2009

	(Unaudited)
	September 30,	December 31,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$2,180,721	$2,409,770
Accounts receivable	1,432	8,759
Inventory	2,507	-
Total current assets	2,184,660	2,418,529

Oil and gas properties at cost (Note 4)
Proven properties	431,309	424,191
Unproven properties	103,087	101,682
Accumulated depreciation, depletion, amortization and impairment	(482,334)	(429,338)
Oil and gas properties, net	52,062	96,535

Total assets	$2,236,722	$2,515,064

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$10,852	$30,468
Accounts payable - related parties	12,859	5,172
Asset retirement obligation	10,000	10,000
Warrant liability (Note 5)	284,776	1,368,420
Total current liabilities	318,487	1,414,060

Long-term liabilities
Asset retirement obligation, less current portion	41,906	40,000
Total liabilities	360,393	1,454,060

STOCKHOLDERS' EQUITY (Note 5)

Preferred stock: $0.0001 par value: Authorized: 10,000,000 shares Issued and outstanding: nil	-	-
Common stock: $0.00001 par value; Authorized: 200,000,000 shares Issued and outstanding: 63,075,122 shares (2009: 63,075,122)	631	631
Additional paid-in capital	5,462,236	5,498,374
Accumulated deficit	(3,586,538)	(4,438,001)

Total stockholders' equity	1,876,329	1,061,004

Total liabilities and stockholders' equity	$2,236,722	$2,515,064

(The accompanying notes are an integral part of these financial statements)

ENTHEOS TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
For the three and nine-months ended September 30, 2010 and 2009
(Unaudited)

	Three-months ended September 30,		Nine-months ended September 30,
	2010	2009	2010	2009

Revenue
Oil and gas sales	$6,150	$8,783	$30,237	$37,409

Expenses
Lease operating expenses	4,247	10,296	15,886	35,374
General and administrative expenses	62,021	84,480	193,536	235,541
Impairment and depreciation	12,113	87,304	52,996	332,725
Total operating expenses	78,381	182,080	262,418	603,640

Operating Loss	(72,231)	(173,297)	(232,181)	(566,231)

Other income / (expense)
Change in fair value of warrant liability	1,068,044	1,548,394	1,083,644	2,603,133
	1,068,044	1,548,394	1,083,644	2,603,133

Net income attributable to common stockholders	$995,813	$1,375,097	$851,463	$2,036,902

Income per common share - basic and diluted	$0.02	$0.02	$0.01	$0.03

Weighted average number of shares - basic and diluted	63,075,122	63,075,122	63,075,122	63,075,122

(The accompanying notes are an integral part of these financial statements)

ENTHEOS TECHNOLOGIES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
For the nine-months ended September 30, 2010 and year ended December 31, 2009
(Unaudited)

			Additional	Accumulated	Total
	Common Stock		paid-in	earnings	Stockholders'
	Shares	Amount	capital	(deficit)	Equity

Balance, December 31, 2008	63,075,122	$631	$7,107,622	$(4,083,037)	$3,025,216

Cumulative effect of change in accounting principle	-	-	(1,653,362)	(1,624,513)	(3,277,875)

Stock-based compensation expense	-	-	44,114	-	44,114

Net income, year ended December 31, 2009	-	-	-	1,269,549	1,269,549

Balance, December 31, 2009	63,075,122	631	5,498,374	(4,438,001)	1,061,004

Stock-based compensation expense	-	-	(36,138)	-	(36,138)

Net income, nine-months ended September 30, 2010	-	-	-	851,463	851,463

Balance, September 30, 2010	63,075,122	$631	$5,462,236	$(3,586,538)	$1,876,329

(The accompanying notes are an integral part of these financial statements)

ENTHEOS TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
For the nine-months ended September 30, 2010 and 2009
(Unaudited)

	September 30,	September 30,
	2010	2009

Cash flows from operating activities
Net income	$851,463	$2,036,902
Adjustments to reconcile net income to net cash flows from operating activities:
Impairment and depreciation	52,996	332,725
Stock-based compensation	(36,138)	37,047
Accretion of asset retirement obligation	1,906	-
Change in fair value of warrant liability	(1,083,644)	(2,603,133)
Changes in operating assets and liabilities:
Accounts receivable	7,327	(1,231)
Inventory	(2,507)	-
Prepaid expenses	-	720
Accounts payable & accrued liabilities including related party payables	(11,929)	(34,320)
Net cash flows from operating activities	(220,526)	(231,290)

Cash flows from investing activities
Acquisition of oil and gas properties	(8,523)	(33,245)
Net cash flows from investing activities	(8,523)	(33,245)

Decrease in cash and cash equivalents	(229,049)	(264,535)

Cash and cash equivalents, beginning of period	2,409,770	2,734,591
Cash and cash equivalents, end of period	$2,180,721	$2,470,056

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-

(The accompanying notes are an integral part of these financial statements)

ENTHEOS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Unaudited)

Note 1. Organization and Nature of Operations

Entheos Technologies, Inc. (the “Company”, “we”, “us”, and “our”) is a small independent oil and gas production company with a focus on participation in producing oil and gas wells and the re-development/recompletion of oil and gas wells. The Company pursues oil and gas prospects in partnership with oil and gas companies with exploration, development and production expertise.  Currently, the Company’s interests consist of non-operating, minority working interests. The Company’s prospect areas consist of land in La Salle County, Lee County, Fayette County and Frio County, Texas. Currently four of the five wells in which the Company has minority working interests are producing. The Company does not operate any of the wells in which it has an interest.

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

Note 2. Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which are of a normal recurring nature) considered necessary for a fair presentation of the financial statements have been included. Operating results for the quarter ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010 or any other interim period. For further information, refer to the financial statements and notes thereto included in our 2009 Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

References to Authoritative Accounting Literature

In June 2009, the Financial Accounting Standards Board ("FASB") issued the Accounting Standards Codification ("ASC") as the single source of authoritative accounting principles generally accepted in the United States of America (“U.S. GAAP”) recognized by the FASB to be applied by non-governmental entities in preparation of financial statements in conformity with U.S. GAAP, except for additional authoritative rules and interpretative releases issued by the SEC.  While the adoption of the ASC changes how the Company reference accounting standards, the adoption did not have an impact on our financial statements.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves once proved reserves are determined to exist. The Company has not yet obtained reserve reports.  Management is assessing production data to determine the feasibility of obtaining reserves studies.  At September 30, 2010, there were no capitalized costs subject to amortization.

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

Inventory

The Company records crude oil inventories at cost using the first-in, first-out (FIFO) method of accounting.  The Company’s inventory consisted of crude oil only totaling $2,507 and nil at September 30, 2010, and December 31, 2009, respectively.

Fair Value

The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The Company utilizes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  The Company has no assets or liabilities valued with Level 1 inputs.

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.     The Company has no assets or liabilities valued with Level 2 inputs.

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Liabilities valued with Level 3 inputs are described in “Note 5. Stockholders’ Equity” and “Note 4. Oil and Gas Properties.”

Warrant Derivative Liability

The Company evaluates financial instruments for freestanding or embedded derivatives.  The warrant derivative liability is recorded at fair value with changes in value recognized as other income (expense) in the statements of operations in the period of change.

Stock-Based Compensation

The Company measures all stock-based compensation awards at fair value on the date of grant and recognize such expense in our financial statements over the requisite service period for awards expected to vest.  The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant.  The Black-Scholes pricing model requires management to make assumptions regarding the option lives, expected volatility, and risk free interest rates. See “Note 6. Stock Options” for additional information on the Company’s stock-based compensation plans.

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

Recent and Adopted Accounting Pronouncements

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, the Company expects that none of the new standards will have a significant impact on our financial statements.

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

For the three and nine month periods ended September 30, 2010 and 2009, potential gross common shares (arising from common stock purchase warrants and stock options) of 12.9 million and 13.1 million, respectively, were anti-dilutive and not included in computing diluted EPS.

	Three -months ended		Nine-months ended
	September 30,		September 30,
	2010	2009	2010	2009

Numerator - net income	$995,813	$1,375,097	$851,463	$2,036,902

Denominator - weighted average number of common shares outstanding	63,075,122	63,075,122	63,075,122	63,075,122

Basic and diluted income per common share	$0.02	$0.02	$0.01	$0.03

Note 4. Oil and Gas Properties

As of September 30, 2010, the Company owned non-operating, working interests in five wells in one geographic area as follows:

				Month
	Acquisition	Interest		Production
	Date	Working	Net Revenue	Started	Acreage	Formation
Proven Properties:
Cooke #6	9/1/2008	21.75%	16.3125%	Dec-07	40	Escondido
Onnie Ray #1	9/12/2008	20.00%	15.00%	Oct-08	80	Austin Chalk
Stahl #1	9/12/2008	20.00%	15.00%	Oct-08	20	Austin Chalk
Pearce #1	10/31/2008	20.00%	15.00%	Dec-08	360	Austin Chalk
Unproven Properties:
Haile #1	9/12/2008	20.00%	15.00%	-	100	Austin Chalk

Costs incurred for oil and gas property properties are summarized as follows as of September 30, 2010:

	Proven	Unproven	Total
Acquisition costs	$218,528	$17,476	$236,004
Exploration costs	31,069	85,611	116,680
Development costs	181,712	-	181,712
	431,309	103,087	534,396
Accumulated depreciation, depletion, amortization and impairment	(384,484)	(97,850)	(482,334)

Oil and gas properties, net	$46,825	$5,237	$52,062

The Company amortizes all capitalized costs of oil and gas properties on the unit-of-production method using proved reserves. The Company has not obtained reserve studies with estimated proved reserves. Management is assessing production data to determine the feasibility of obtaining reserves studies. Therefore for the nine month periods ended September 30, 2010 and 2009, there were no capitalized costs subject to amortization.

Unproven properties costs as of September 30, 2010 are associated with a development oil well which was completed in August 2009 and did not produce. Management has considered the well impaired to the extent of anticipated salvage value of the equipment.

Properties which are not being amortized are assessed quarterly, on a property-by-property basis, to determine whether they are recorded at the lower of cost or fair market value. As a result of this analysis and lack of proved reserves, the Company recorded an impairment loss of $6,863 (2009: $87,304) and $19,621 (2009: $332,725) for the three and nine-months ended September 30, 2010, respectively.  The impairment is similar to amortization and therefore is not added to the cost of properties being amortized.  Depreciation amounted to $5,250 and $nil for the three month periods ended September 30, 2010 and 2009, respectively.  Depreciation amounted to $33,375 and $nil for the nine month periods ended September 30, 2010 and 2009, respectively.

Asset Retirement Obligation

The following table summarizes the activity for the Company’s asset retirement obligations for the nine-months ended September 30, 2010 and 2009:

	2010	2009
Asset retirement obligations, beginning of period	$50,000	$-
Accretion expense	1,906	-
Liabilities incurred	-	-
Change in estimated obligations	-	-
Asset retirement obligations, end of period	51,906	-
Less: current portion	(10,000)	-
Long-term asset retirement obligations, end of period	$41,906	$-

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

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. No warrants were exercised during the nine month periods ended September 30, 2010 and 2009.

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

The potential impact of a Dilutive Issuance to the warrants’ exercise price and number of underlying shares of common stock may result in a settlement amount that does not equal the difference between the fair value of a fixed number of the Company’s common stock and a fixed exercise price. Accordingly, the warrants are not considered indexed to the Company’s own stock and, therefore, are accounted for as a derivative pursuant to ASC 815-40   Contracts in an Entity’s Own Equity    which became effective January 1, 2009. Upon the adoption of this guidance, the Company recognized a one-time decrease to opening accumulated deficit of $1,624,513.

As of September 30, 2010, the Company has not sold any shares of common stock or common stock equivalents that would result in an adjustment to the exercise price or number of shares of common stock underlying the warrants outstanding.  Additionally, the Company does not intend to sell any shares of common stock or common stock equivalents at a price that is below the exercise price of the warrants, prior to their expiration dates, which would result in an adjustment to the exercise price or number of shares of common stock underlying the warrants.  Since the Company determined that the future probability of a Dilutive Issuance is deemed unlikely, it did not have a material impact on the fair value estimate of the warrant liability at September 30, 2010 as it relates to the Series A or Series B Warrants.

At September 30, 2010, the Company valued the warrant liability using a Black-Scholes model (Level 3 inputs) containing the following assumptions:

	Series A Warrants	Series B Warrants
Warrants outstanding and exercisable at September 30, 2010	6,450,000	6,450,000
Exercise price	$0.60	$0.75
Black-Scholes option pricing model assumptions:
Risk-free interest rate	0.16%	0.23%
Expected term (in years)	0.33	0.83
Expected volatility	82.20%	127.82%
Dividend per share	$0	$0
Expiration date	January 28, 2011	July 28, 2011

The following table is a roll forward of the fair value of the warrant liability related to the common stock warrants using the Black-Scholes assumptions as of September 30, 2010 (Level 3 inputs):

	Series A Warrants	Series B Warrants	Total
Balance as of December 31, 2009	$309,215	$1,059,205	$1,368,420
Change in fair value	1,062,779	860,145	1,922,924
Balance as of March 31, 2010	1,371,994	1,919,350	3,291,344
Change in fair value	(618,272)	(1,320,252)	(1,938,524)
Balance as of June 30, 2010	$753,722	$599,098	$1,352,820
Change in fair value	(739,694)	(328,350)	(1,068,044)
Balance as of September 30, 2010	$14,028	$270,748	$284,776

As a result of adjusting the warrant liability to fair value, the Company recorded a non-cash gain of $295,187 and a non-cash gain of $788,457 relating to the Series A and Series B Warrants, respectively, for the nine month period ended September 30, 2010.

A total of 12,900,000 shares of the Company’s common stock have been reserved for issuance upon exercise of Series A and Series B warrants outstanding as of September 30, 2010.

Note 6. Stock Options

The Company has an active stock option plan that provides shares available for option grants to employees, directors and others. A total of 120,000,000 shares of the Company’s common stock have been reserved for award under the stock option plan, of which 120,000,000 were available for future issuance as of September 30, 2010.  Options granted under the Company’s option plan generally vest over five years or as otherwise determined by the Board of Directors, have exercise prices equal to the fair market value of the common stock on the date of grant, and expire no later than ten years after the date of grant.

During the nine month periods ended September 30, 2010 and 2009, the Company did not grant any stock options awards.

On August 27, 2010, Mr. Derek Cooper resigned from the positions of President, Chief Executive Officer, Chief Financial Officer and Director of the Company.  At the time of his separation, certain of Mr. Cooper’s outstanding stock options were fully vested and exercisable.  The unvested stock options were immediately cancelled and the stock compensation expense of $16,710 that the Company had recognized in relation to these unvested options was reversed to general and administrative expenses during the period ended September 30, 2010.

On August 26, 2010, Messrs. Jeet Sidhu and Christian Hudson resigned as members of the Board of Directors.  At the time of their separation, certain of their outstanding stock options were fully vested and exercisable.  The unvested stock options were immediately cancelled and the stock compensation expense of $33,419 that the Company had recognized in relation to these unvested options was reversed to general and administrative expenses during the period ended September 30, 2010.

During the three and nine-months ended September 30, 2010, stock-based compensation expense totaled ($50,129) and ($36,138), respectively.

During the three and nine-months ended September 30, 2009, stock-based compensation expense totaled $11,465 and $37,047, respectively.

As of September 30, 2010, the Company had no unrecognized compensation cost related to unvested stock options.

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issue new shares when options are exercised.

Note 7. Related Party Transactions

Executive Management

The Company incurred $5,000 (2009: $7,500) and $20,000 (2009: $22,500) in fees paid to Mr. Cooper for the three and nine-months ended September 30, 2010, respectively.  At the time of his separation, certain of Mr. Cooper’s outstanding stock options were fully vested and exercisable.  The unvested stock options were immediately cancelled and the stock compensation expense of $16,710 that the Company had recognized in relation to these unvested options was reversed to general and administrative expenses during the period ended September 30, 2010. For the three and nine-months ended September 30, 2010, the Company incurred ($16,710) and $(12,047), respectively, as stock compensation expense related to options granted to Mr. Cooper.

Immediately upon Mr. Cooper’s resignation, the Company appointed Mr. Antonino Cacace to the Board of Directors and the positions of President, Chief Executive Officer and Chief Financial Officer.  The Company has agreed to pay Mr. Cacace a monthly management fee of $3,000 for his services.  For the three and nine month periods ended September 30, 2010, the Company incurred $6,000 in management fees paid to Mr. Cacace.

Director Fees

On August 26, 2010, Messrs. Jeet Sidhu and Christian Hudson resigned as members of the Board of Directors. The Company incurred nil (2009: $6,000) and nil (2009: $18,435), in board fees for these non-employee directors for the three and nine-months ended September 30, 2010, respectively.  At the time of their separation, certain of their outstanding stock options were fully vested and exercisable.  The unvested stock options were immediately cancelled and the stock compensation expense of $33,419 that the Company had recognized in relation to these unvested options was reversed to general and administrative expenses during the period ended September 30, 2010. For the three and nine-months ended September 30, 2010, the Company recorded ($33,419) and ($24,091), respectively, as stock compensation expense related to options granted to these non-employee directors.  For the three and nine-months ended September 30, 2009, the Company recorded $7,601 and $24,887, respectively, as stock compensation expense related to options granted to these non-employee directors (refer to “Note 6. Stock Options”).

In order to fill the vacancies created by the resignations of Messrs. Jeet Sidhu and Christian Hudson, the Company appointed Messrs. David Jenkins and Joseph Sierchio to the Board of Directors.  The Company has agreed to pay Messrs. Jenkins and Sierchio a monthly fee of $2,000 each for their services. For the three and nine-months ended September 30, 2010, the Company has incurred $8,000 in management fees paid to Messrs. Jenkins and Sierchio.

Legal Fees

Legal fees expensed for the three and nine-months ended September 30, 2010 totaled $12,385 (2009:  $15,910 ) and $22,793 (2009: $38,025), respectively, were paid or are due to our attorney, Mr. Sierchio, who was appointed to our board effective August 26, 2010.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the nine-months ended September 30, 2010, and specifically in the items entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes," "plans," "intend," "scheduled," "potential," "continue," "estimates," "hopes," "goal," "objective," expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

Overview

Incorporated under the laws of the State of Nevada, we have an authorized capital of 200,000,000 shares of $0.00001 par value common stock, of which 63,075,122 shares are outstanding and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

Our principal executive offices are located at 430 Park Avenue, Suite 702, New York, NY, 10022.  Our telephone number is 800-755-5815.

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

Management Changes

On August 26, 2010, Messrs. Jeet Sidhu and Christian Hudson resigned as members of the Board of Directors.  In order to fill the vacancies created by their resignations, we appointed Messrs. David Jenkins and Joseph Sierchio to the Board of Directors.  We have agreed to pay Messrs. Jenkins and Sierchio a monthly fee of $2,000 each for their services.

On August 27, 2010, Mr. Derek Cooper resigned from the positions of President, Chief Executive Officer, Chief Financial Officer and Director of the Company.  Immediately upon Mr. Cooper’s resignation, we appointed Mr. Antonino Cacace, to the Board of Directors and to the positions of President, Chief Executive Officer and Chief Financial Officer.  We have agreed to pay Mr. Cacace a monthly management fee of $3,000 for his services.

The resignation of each Messrs. Cooper, Hudson and Sidhu was not the result of a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

We utilize the full cost method of accounting for our oil and gas activities. In accordance with the full cost method of accounting, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs and related asset retirement costs, are capitalized.  Net capitalized costs associated with oil and gas properties as of September 30, 2010 and December 31, 2009 are summarized as follows:

	Cost Incurred for Oil & Gas Properties
	9/30/2010	12/31/2009	$ Change	% Change
Proven
Acquisition costs	$218,528	$218,528	$-	0%
Exploration costs	31,069	25,260	5,809	23%
Development costs	181,712	180,403	1,309	1%
	431,309	424,191	7,118	2%
Unproven
Acquisition costs	17,476	16,071	1,405	9%
Exploration costs	85,611	85,611	-	0%
	103,087	101,682	1,405	1%

Accumulated depreciation, depletion, amortization and impairment	(482,334)	(429,338)	(52,996)	12%

Oil and gas properties, net	$52,062	$96,535	$(44,473)	(46%)

Capital expenditures totaled $8,523 for the nine-months ended September 30, 2010 representing $7,118 to correct a tubing puncture in the Onnie Ray #1 well and $1,405 in lease royalty payments. An authorization for expenditure totaling $7,500 was submitted to us by the well operator in January 2010 and the workover was completed in March 2010.  Since completion of the workover, production has increased but the well is still producing below last year’s levels as the well continues to age.  Depreciation, depletion, amortization and impairment totaled by $12,113 and $52,996 for the three and nine-months ended September 30, 2010, respectively, and was determined using a systematic and rational method.

We recorded an impairment loss (included in depreciation, depletion, amortization and impairment) of $6,863 and $19,621 for the three and nine-months ended September 30, 2010.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves once proved reserves are determined to exist. The Company has not yet obtained reserve reports.  Management is assessing production data to determine the feasibility of obtaining reserves studies.  At September 30, 2010, there were no capitalized costs subject to amortization.

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

Inventory

The Company records crude oil inventories at cost using the first-in, first-out (FIFO) method of accounting.  The Company’s inventory consisted of crude oil only totaling $2,507 and nil at September 30, 2010, and December 31, 2009, respectively.

Fair Value

The Company measure fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The Company utilizes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  The Company has no assets or liabilities valued with Level 1 inputs.

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.     The Company has no assets or liabilities valued with Level 2 inputs.

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Liabilities valued with Level 3 inputs are described in “Note 5. Stockholders’ Equity” and “Note 4. Oil and Gas Properties.”

Recent and Adopted Accounting Pronouncements

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, the Company expects that none of the new standards will have a significant impact on our financial statements.

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

Results of Operations

The following table sets forth certain unaudited operating information with respect to the Company's oil and gas operations for the periods indicated:

	For the three-months ended
	9/30/2010	9/30/2009	change	% change
Production:
Oil (Bbls)	54.4	134.4	(80.0)	(60%)
Gas (Mcf)	339.7	366.1	(26.4)	(7%)
Total production (BOE)	111.0	195.4	(84.4)	(43%)
Average daily production (BOE)	1.2	2.1	(0.9)	(43%)
% oil of production	49%	69%	(20%)	(29%)

Average sales price:
Oil (per Bbl)	$67.66	$47.67	$19.99	42%
Gas (per Mcf)	$7.27	$6.49	$0.78	12%
Total (per BOE)	$55.41	$44.95	$10.46	23%

Oil and gas revenues:
Oil revenue	$3,679	$6,407	$(2,728)	(43%)
Gas revenue	$2,471	$2,376	$95	4%
Total	$6,150	$8,783	$(2,633)	(30%)
Lease operating expenses	$4,247	$10,296	$(6,049)	(59%)

Additional per BOE data:
Sales price	$55.41	$44.94	$10.47	23%
Lease operating expenses	$38.26	$52.69	$(14.43)	(27%)
Operating Margin per BOE	$17.15	$(7.74)	$24.89	(321%)

Impairment and DDA	$12,113	$87,304	$(75,191)	(86%)

General and administrative:
Management fees	$(31,129)	$24,965	$(56,094)	(225%)
Accounting & legal	$53,946	$44,361	$9,585	22%
Office, travel and investor relations	$39,204	$15,154	$24,050	159%
Total	$62,021	$84,480	$(22,459)	(27%)

Change in fair value of warrant liability	$1,068,044	$1,548,394	$(480,350)	(31%)

The following table sets forth certain unaudited operating information with respect to the Company's oil and gas operations for the periods indicated:

	For the nine-months ended
	9/30/2010	9/30/2009	change	% change
Production:
Oil (Bbls)	310.8	647.1	(336.3)	(52%)
Gas (Mcf)	1,013.8	1,654.1	(640.3)	(39%)
Total production (BOE)	479.7	922.8	(443.1)	(48%)
Average daily production (BOE)	1.8	3.4	(1.6)	(48%)
% oil of production	65%	70%	(5%)	(8%)

Average sales price:
Oil (per Bbl)	$72.47	$44.79	$27.68	62%
Gas (per Mcf)	$7.61	$5.09	$2.52	50%
Total (per BOE)	$63.03	$40.54	$22.49	55%

Oil and gas revenues:
Oil revenue	$22,519	$28,988	$(6,469)	(22%)
Gas revenue	$7,718	$8,421	$(703)	(8%)
Total	$30,237	$37,409	$(7,172)	(19%)
Lease operating expenses	$15,886	$35,374	$(19,488)	(55%)

Additional per BOE data:
Sales price	$63.03	$40.54	$22.49	55%
Lease operating expenses	$33.11	$38.33	$(5.22)	(14%)
Operating Margin per BOE	$29.91	$2.21	$27.7	1253%

Impairment and DDA	$52,996	$332,725	$(279,729)	(84%)

General and administrative:
Management fees	$(2,139)	$77,983	$(80,122)	(103%)
Accounting & legal	$127,024	$134,359	$(7,335)	(5%)
Office, travel and investor relations	$68,651	$23,199	$45,452	196%
Total	$193,536	$235,541	$(42,005)	(18%)

Change in fair value of warrant liability	$1,083,644	$2,603,133	$(1,519,489)	(58%)

Total Revenue

Total oil and gas revenues decreased 30% from $8,783 to $6,150 comparatively for the three-month ended September 30, 2009 to 2010 due to a decline in production from the natural decline in the reservoirs. Average daily production on an equivalent basis for the three-months ended September 30, 2010 was 1.2 BOE compared to 2.1 BOE for the same period in 2009 which represents a decrease of 43%.  For the first time in our history, oil does not represent the majority of our revenue mix at 49% for the three-months ended September 30, 2010 compared to 69% for the same period in 2009.  The relative decline in oil compared to gas production is due to the natural decline in the reservoirs.

Oil Revenue

Oil production for the three-months ended September 30, 2010 and 2009 was 54.4 and 134.4 barrels, respectively, and generated revenue of $3,679 and $6,407, respectively, for an average price per barrel of $67.66 and $47.67. The 60% decrease in production was offset by the 42% increase in price per barrel.

Oil production for the nine-months ended September 30, 2010 and 2009 was 310.8 and 647.1 barrels, respectively, and generated revenue of $22,519 and $28,988, respectively, for an average price per barrel of $72.47 and $44.79, respectively.  The 52% decrease in production was offset by the 62% increase in price per barrel.

Gas Revenue

Gas production for the three-months ended September 30, 2010 and 2009 was 339.7 and 366.1 Mcf, respectively, and generated revenue of $2,471 and $2,376, respectively, for an average price per Mcf of $7.27 and $6.49, respectively.  The 7% decrease in production was offset by a 12% increase in price per Mcf.  We continue to receiving premium pricing on gas production due to high quality, or high Btu, gas.

Gas production for the nine-months ended September 30, 2010 and 2009 was 1,013.8 and 1,654.1 Mcf, respectively, and generated revenue of $7,718 and $8,421, respectively, for an average price per of $7.61 and $5.09 per Mcf, respectively.  The decrease in production is due to the natural decline in reservoirs.  The 39% decrease in production was offset by the 50% increase in price per Mcf.

Lease Operating Expenses

Lease operating expenses for the three-months ended September 30, 2010 decreased 59% or $6,049 to $4,247 from $10,296 for the same period in 2009.  This decrease is attributable primarily to reduced maintenance costs; increased operator efficiency; and lower taxes from the Texas Severance Tax Incentive.  Lease operating expenses on an equivalent production basis decreased 14.43 per BOE to 38.26 from 52.69 or 27% due to lower operating expenses.

Lease operating expenses for the nine-months ended September 30, 2010 decreased 55% to $15,886 from $35,374 for the same period in 2009.  This decrease is attributable primarily to reduced maintenance costs; increased operator efficiency; and lower taxes from the Texas Severance Tax Incentive.  Lease operating expenses on an equivalent production basis decreased 5.22 per BOE to 33.11 from 38.33 or 14% due to operator efficiency as well as reduced maintenance costs.

Impairment and DDA

The impairment of oil and gas properties decreased to $6,863 from $87,304 comparatively for the three-month ended September 30, 2010 and 2009, respectively.  We believe that our net book value approximates fair market value. Depreciation amounted to $5,250 for the three months ended September 30, 2010.

The impairment of oil and gas properties decreased to $19,621 from $332,725 comparatively for the nine-months ended September 30, 2010 and 2009, respectively.  We believe that our net book value approximates fair market value. Depreciation amounted to $33,375 for the nine-months ended September 30, 2010.

Management Fees

Management fees decreased to ($31,129) from $24,965 comparatively for the three-months ended September 30, 2010 and 2009. The $56,094 decrease is comprised of a $50,129 reversal of stock compensation expense from the cancellation of stock options upon the resignation of the previous management team in August 2010, and a $5,965 increase in management fees due to an increase in compensation fees paid to the new management team compared to the previous management team.

Management fees decreased to ($2,139) from $77,983 comparatively for the nine-months ended September 30, 2010 and 2009. The $80,122 decrease is comprised of a $73,185 decrease in stock compensation expense from the cancellation of stock options upon the resignation of the previous management team in August 2010, and a $6,937 decrease in management fees due to an agreement by the directors to waive payment of monthly management fees.

Upon the appointment of Mr. Antonino Cacace to the Board of Directors, and to the positions of President, Chief Executive Officer and Chief Financial Officer, we agreed to pay a monthly management fee of $3,000 for his services.  Upon the appointed Messrs. David Jenkins and Joseph Sierchio to the Board of Directors effective August 26, 2010, we agreed to pay Messrs. Jenkins and Sierchio a monthly fee of $2,000 each for their services.

Accounting and Legal Fees

Accounting and legal expenses increased for the three-months ended September 30, 2010 and 2009 to $53,946 from $44,361 respectively, representing an of 22%.  The $9,585 increase is due to a $2,009 increase in external accounting fees due to timing of invoices, an $11,128 increase in internal accounting fees due to the change in management in August 2010, offset by $3,552 decrease in legal fees.

Accounting and legal expenses decreased for the nine-months ended September 30, 2010 and 2009 to $127,024 from $134,359, respectively, representing a decrease of 5%.  The $7,335 decrease is comprised of an increase in internal accounting fees of $18,463 due to the recent change in management, which is offset by a $10,566 decrease in external accounting fees, and a decrease in legal fees of $15,232 primarily due to the completion of the S-1 filing.

Office, Travel and Investor Relations

Office,  travel and investor relations expenses increased to $39,204 from $15,154 for the three-months ended September 30, 2010 compared to the same period in 2009 representing an increase of $24,050 or 159% increase.  This increase is due to an increase in travel expenses of $21,411 and increase of $2,639 in office, facilities fees and investor relations.  These increases are due to an overall increase in activity within the Company with the change in management.

Office,  travel and investor relations expenses increased to $68,651 from $23,199 for the nine-months ended September 30, 2010 compared to the same period in 2009 representing an increase of $45,452 or 196% increase.  This increase is due to an increase in travel expenses of $28,366; an increase of $5,757 in investor relations; and increase of $11,329 in office, facilities fees and investor relations.  These increases are due to an overall increase in activity within the Company with the change in management.

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

We measure the fair value of the warrant liability in accordance with ASC 820 Fair Value Measurement and Disclosure which emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). At the end of each reporting period, we revalue the warrant liability using a Black-Scholes model (Level 3 inputs). As a result of adjusting the warrant liability to fair value, we recorded a non-cash gain of $739,694 and $328,350 (total gain of $1,068,044) relating to the Series A and Series B Warrants, respectively, for the three-months ended September 30, 2010.

As a result of adjusting the warrant liability to fair value, we recorded a non-cash gain of $295,187 relating to the Series A Warrants, and a non-cash gain of $788,457 relating to the Series B Warrants (total gain of $1,083,644) for the nine-months ended September 30, 2010.

Related Party Transactions

Executive Management

On August 27, 2010, Mr. Derek Cooper resigned from the positions of President, Chief Executive Officer, Chief Financial Officer and Director of the Company.  The Company incurred $5,000 (2009: $7,500) and $20,000 (2009: $22,500) in fees paid to Mr. Cooper for the three and nine-months ended September 30, 2010, respectively.  At the time of his separation, certain of Mr. Cooper’s outstanding stock options were fully vested and exercisable.  The unvested stock options were immediately cancelled and the stock compensation expense of $16,710 that we had recognized in relation to these unvested options was reversed to general and administrative expenses during the period ended September 30, 2010. For the three and nine-months ended September 30, 2010, we incurred ($16,710) and $(12,047), respectively, as stock compensation expense related to options granted to Mr. Cooper.

Immediately upon Mr. Cooper’s resignation, we appointed Mr. Antonino Cacace, to the Board of Directors and the positions of President, Chief Executive Officer and Chief Financial Officer.  We agreed to pay Mr. Cacace a monthly management fee of $3,000 for his services.  For the three and nine month periods ended September 30, 2010, we incurred $6,000 in management fees paid to Mr. Cacace.

Director Fees

On August 26, 2010, Messrs. Jeet Sidhu and Christian Hudson resigned as members of the Board of Directors. We incurred nil (2009: $6,000) and nil (2009: $18,435), in board fees for these non-employee directors for the three and nine-month ended September 30, 2010, respectively.  At the time of their separation, certain of their outstanding stock options were fully vested and exercisable.  The unvested stock options were immediately cancelled and the stock compensation expense of $33,419 that we had recognized in relation to these unvested options was reversed to general and administrative expenses during the period ended September 30, 2010. For the three and nine-months ended September 30, 2010, we recorded ($33,419) and ($24,091), respectively, as stock compensation expense related to options granted to these non-employee directors.

In order to fill the vacancies created by the resignations of Messrs. Jeet Sidhu and Christian Hudson, we appointed Messrs. David Jenkins and Joseph Sierchio to the Board of Directors.  We agreed to pay Messrs. Jenkins and Sierchio a monthly fee of $2,000 each for their services. For the three and nine-month ended September 30, 2010, we incurred $8,000 in management fees paid to Messrs. Jenkins and Sierchio.

Legal Fees

Legal fees expensed for the three and nine-months ended September 30, 2010 totaled $12,385 (2009: $15,910 ) and $22,793 (2009: $38,025), respectively, were paid or are due to our attorney, Mr. Sierchio, who was appointed to our board effective August 26, 2010.

Liquidity and Capital Resources

We had cash and cash equivalents of $2,180,721 and $2,409,770 as of September 30, 2010 and December 31, 2009, respectively. We have financed our operations from cash on hand for the nine-months ended September 30, 2010.

Net cash flows used in operating activities was ($220,526) for the nine-months ended September 30, 2010 compared to net cash used in operating activities of ($231,290) for the nine-months period ended September 30, 2009.  Cash used for operating activities decreased primarily due to a decrease in lease operating expense.

Cash used in investing activities was ($8,523) for the nine-months ended September 30, 2010, compared to cash used in investing activities of ($33,245) for the nine-months ended September 30, 2009.  The cash used during both nine month periods represents additions to capitalized costs of oil and gas properties.

We had no cash used or generated in financing activities for the nine month periods ended September 30, 2010 and 2009.

The accompanying financial statements have been prepared assuming we will continue as a going concern. We have incurred cumulative losses of $3,586,538 through September 30, 2010.  Additionally, we have expended a significant amount of cash to acquire working interests in oil and gas properties and operating as a public entity. We expect to continue to incur losses from business operations in the future. Management believes that our cash and cash equivalent balances, anticipated cash flows from operations and other external sources of credit will be sufficient to meet our cash requirements through December 2011 if not longer. Our prospects after December 2011 will depend in large part on our ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

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

Item 4. Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company’s principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of September 30, 2010.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceeding

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

*Filed here within.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of November, 2010.

Entheos Technologies, Inc.
(Registrant)

Date	Signature	Title
November 15, 2010	/s/ Antonino Cacace	President, Chief Executive Officer,
	Antonino Cacace	Chief Financial Officer and Director