Form 10-K
period 2010-12-31
Janus Resources, Inc.
filed 2011-03-30
CIK 1016708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-30156

JANUS RESOURCES, INC.

(Formerly Entheos Technologies, Inc.)
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
Yes ☐   No ☒

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
Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2010 as reported on the OTC Bulletin Board was $11,674,129 . Common shares held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 22, 2011, there were 63,075,122 shares of the registrant’s Common Stock outstanding.

Documents incorporated by reference: None.

JANUS RESOURCES, INC.
(Formerly Entheos Technologies, Inc.)

FORM 10-K
For The Fiscal Year Ended December 31, 2010

PART I

Items 1 and 2.	Business and Properties

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-K for the fiscal year ending December 31, 2010, contain forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “could,” “might,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” “Properties,” as well as in this report generally.

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

The Company

Incorporated under the laws of the State of Nevada, Janus Resources, Inc. (formerly Entheos Technologies, Inc). (“Janus” “the Company” “we” “us” and “our”) has an authorized capital of 200,000,000 shares of $0.00001 par value common stock, of which 63,075,122 shares are outstanding and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

Effective January 5, 2011, the Company changed its name from “Entheos Technologies, Inc.” to “Janus Resources, Inc.” so as to more fully reflect the Company’s operations. In conjunction with the name change, our stock symbol on Over the Counter Bulletin Board (“OTCBB”) was changed from “ETHT” to “JANI”.

Our principal executive offices are located at 403 Park Avenue, Suite 702, New York, NY, 10022. Our telephone number is (800) 755-5815.

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

The leases for these properties are maintained and operated by Leexus Oil LLC and Bayshore Exploration LLC; there are no obligations to further explore or develop lands in the lease areas to maintain the leases. The operators of the leases are not affiliated with Janus or any of its directors or major shareholders. We are not aware of any relationships or affiliations between or among any of our leasehold partners and the lease operators.

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

Acquisition of Oil & Gas Properties

The following table sets forth a summary of our current oil and gas interests:

				Month
	Acquisition	Interest		Production	Gross / Net
	Date	Working	Net Revenue	Started	Acreage	Formation
Proven Developed Properties:
Cooke #6	9/1/2008	21.75%	16.3125%	Dec-07	40 / 8.7	Escondido
Onnie Ray #1	9/12/2008	20.00%	15.00%	Oct-08	80 / 16	Austin Chalk
Stahl #1	9/12/2008	20.00%	15.00%	Oct-08	20 / 4	Austin Chalk
Pearce #1	10/31/2008	20.00%	15.00%	Dec-08	360 / 72	Austin Chalk
Unproven Properties:
Haile #1	9/12/2008	20.00%	15.00%	-	100 / 20	Austin Chalk

Capitalized costs associated with the property are as follows:

	December 31,
	2010	2009	Change ($)
Proven properites	$432,089	$424,191	$7,898
Unproven properties	103,087	101,682	1,405
	535,176	525,873	9,303
Impairment of properties	(508,583)	(429,338)	(79,245)
Oil and gas properties, net	$26,593	$96,535	$(69,942)

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

Production and Reserve Estimate Status

Our four reservoirs classified as proven developed properties is based on Securities and Exchange Commission (“SEC”) Regulation S-X Rule 4-10 “the operation of an installed program has confirmed through production response that increased recovery will be achieved.” These wells are supported by actual production. The Company has not yet obtained reserve studies providing proved reserve quantities due to actual production and estimates of the wells lives considering production history along with the geological formation in which the wells are located. Management continues to assess and compile production data to determine the need for reserves studies going forward.

The unproven property, Haile, is also classified according to guidelines set forth by SEC Regulation S-X Rule 4-10. At the time of acquisition, the well was not supported by actual production nor were there defined engineering reserve studies. The well was being recompleted to a zone that was previously productive. Once the recompletion efforts were final and the well did not support production, an exploratory drilling program was started in early 2009 to complete a new unproven upper zone. The new upper zone recompletion also resulted in no oil or gas production and the well was shut-in August 2009. Management has impaired the well to the extent of anticipated salvage value of the equipment. In February 2011, the operator who also owns a working interest in the well provided to us a plan for recompletion. We are still evaluating this opportunity.

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

Sales of crude oil totaled $29,960 and $40,437 for the years ended December 31, 2010 and 2009, respectively, which represents 75% and 79% of our total oil and gas revenues for the years ended December 31, 2010 and 2009, respectively. Sales of natural gas totaled $9,886 and $10,697 for the years ended December 31, 2010 and 2009, respectively.

Price Considerations

Crude oil prices are established in a highly liquid, international market, with average crude oil prices that we receive generally fluctuating with changes in the futures price established on the NYMEX for West Texas Intermediate Crude Oil (“NYMEX-WTI”). The average crude oil price per Bbl received by us in fiscal 2010 and 2009 was $67.12 and $50.16, respectively.

Natural gas and natural gas liquids prices in the geographical areas in which we operate are closely tied to established price indices which are heavily influenced by national and regional supply and demand factors and the futures price per MMBtu for natural gas delivered at Henry Hub, Louisiana established on the NYMEX (“NYMEX-Henry Hub”). At times, these indices correlate closely with the NYMEX-Henry Hub price, but often there are significant variances between the NYMEX-Henry Hub price and the indices used to price our natural gas. Average natural gas prices received by us in each of our operating areas generally fluctuate with changes in these established indices. The average natural gas price per Mcf received by us in fiscal 2010 and 2009 was $8.35 and $5.55, respectively.

Governmental Regulations

Our operations are periodically affected in varying degrees by political developments and U.S. federal, state, and local laws and regulations. In particular, natural gas and crude oil production and related operations are, or have been, subject to price controls, taxes and other laws and regulations relating to the industry. Failure to comply with such laws and regulations can result in substantial penalties. The regulatory burden on the industry increases our cost of doing business and affects our profitability. Although we believe we substantially comply with all applicable laws and regulations, such laws and regulations are frequently amended or reinterpreted so we are unable to predict the future cost or impact of complying with such laws and regulations.

Environmental Matters

Our natural gas and crude oil exploration, development and production operations are subject to stringent U.S. federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies, such as the U.S. Environmental Protection Agency (“EPA”), issue regulations to implement and enforce such laws, and compliance is often difficult and costly. Failure to comply may result in substantial costs and expenses, including possible civil and criminal penalties. These laws and regulations may:

-	require the acquisition of a permit before drilling commences;
-	restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling, production and processing activities;
-	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, frontier and other protected areas;
-	require remedial action to prevent pollution from former operations such as plugging abandoned wells; and
-	impose substantial liabilities for pollution resulting from operations.

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

Competition

The oil and gas industry is highly competitive. We compete with major oil companies, large and small independent companies, and individuals for the acquisition of leases and properties. Most competitors have financial and other resources which substantially exceed ours. Resources of our competitors may allow them to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties or prospects than us. Our ability to replace and expand our reserves is dependent on our ability to select and acquire producing properties and prospects for future drilling.

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

Employees

We currently have four part-time contractors providing services to the Company. We have no employees. All of our activities are conducted through contracting geologists, engineers, operators and other oil and gas professionals.

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

“MMBtu” means one million Btus.

“Net acreage” means the sum of the fractional working interest owned in gross acres or wells, as the case may be.

“Operator” refers to the individual or company responsible for the exploration, development and production of an oil or gas well or lease.

“Proved reserves” or “reserves” are those quantities of oil and gas reserves, which, by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.

“Proved developed reserves” or “PDP’s means reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery can be included as “proved developed reserves” only after testing by a pilot project, or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

“Proved developed non-producing reserves” or “PDNP’s” are those quantities of oil and gas reserves that are developed behind pipe in an existing well bore, from a shut-in well bore or that can be recovered through improved recovery only after the necessary equipment has been installed, or when the costs to do so are relatively minor. Shut-in reserves are expected to be recovered from (1) completion intervals which are open at the time of the estimate but which have not started producing, (2) wells that were shut-in for market conditions or pipeline connections, or (3) wells not capable of production for mechanical reasons. Behind-pipe reserves are expected to be recovered from zones in existing wells that will require additional completion work or future recompletion prior to the start of production.

“Proved undeveloped reserves” or “PUD’s” are those quantities of oil and gas reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for development. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units are claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Estimates for proved undeveloped reserves are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proven effective by actual tests in the area and in the same reservoir.

“Proven properties” refers to properties containing proved reserves.

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

“Workover” means operations on a producing well to restore or increase production.

Item 1A.	Risk Factors

Risks Specific to Our Company

We Have a History of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives

We have very limited history with respect to our acquisition and development of oil and gas properties. In the years ended December 31, 2010 and 2009 we recorded operating losses of $387,005 and $639,906 respectively. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that our future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Since We Are in the Early Stage of Development and Have a Limited operating History, It May Be Difficult for You to Assess Our Business and Future Prospects

We have only a limited history of revenues from oil and natural gas operations and have limited tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. With this limited operating history our company must be considered in the exploration stage. Our success is significantly dependent on a successful acquisition, drilling, completion and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Because We Are Small and Do Not Have Much Capital, We May Have to Limit Our Development and Production Activity Which May Result in a Loss of Your Investment

Because we are small and do not have much capital, we must limit our oil and gas acquisition, development and production activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, existing reserves may go undiscovered. Without finding reserves or acquiring additional reserves, we cannot generate revenues and you will lose your investment.

As Our Properties are in the Exploration Stage, There Can Be No Assurance That We Will Establish Commercial Discoveries on Our Properties

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

The Potential Profitability of Our and Gas Ventures Depends Upon Factors Beyond the Control of Our Company

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

We May Fail to Fully Identify Problems with Any Properties We Acquire

Although we conduct a review of properties we acquire which we believe is consistent with industry practices, we can give no assurance that we have identified or will identify all existing or potential problems associated with such properties or that we will be able to mitigate any problems we do identify.

The Oil and Gas Industry is Highly Competitive and There is No Assurance that We Will Be Successful in Acquiring Oil and Gas Interests of Leases

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

Risks Specific to Our Industry

Oil and Gas Operations Are Subject to Comprehensive Regulation Which May Cause Substantial Delays or Require Capital Outlays in Excess of Those Anticipated Causing an Adverse Effect on Our Company

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages. To date we have not been required to spend any material amount on compliance with environmental regulations.

However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Exploration and Production Activities Are Subject to Certain Environmental Regulations Which May Prevent or Delay the Commencement or Continuance of Our Operations

In general, our exploration, development and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry. We believe that our operations comply, in all material respects, with all applicable environmental regulations. Our operating partners maintain insurance coverage customary to the industry; however, we are not fully insured against all possible environmental risks.

Exploratory Drilling Involves Many Risks and We May Become Liable for Pollution or Other Liabilities Which May Have an Adverse Effect on our Financial Position

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which we cannot adequately insure or which we may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Corporate Office

We do not own any properties other than oil and gas properties acquired during 2008. Our corporate offices are located at 430 Park Avenue, Suite 702, New York, New York 10022. Mr. Joseph Sierchio, a member of our Board of Directors, provides the office space at no charge to us.

Item 1B.	Unresolved Staff Comments

None.

Item 3.	Legal proceedings

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

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Effective January 5, 2011, the Company changed its name from “Entheos Technologies, Inc.” to “Janus Resources, Inc.” In conjunction with the name change, the Company’s stock symbol on FINRA Over the Counter Bulletin Board (“OTCBB”) was changed from “ETHT” to “JANI”. The following table sets forth the high and low sale prices for the periods indicated:

Fiscal Year 2010	High ($)	Low ($)
Fourth Quarter	$0.75	$0.25
Third Quarter	$0.40	$0.25
Second Quarter	$0.80	$0.30
First Quarter	$0.80	$0.60

Fiscal Year 2009
Fourth Quarter	$0.60	$0.50
Third Quarter	$0.50	$0.50
Second Quarter	$0.51	$0.50
First Quarter	$0.51	$0.41

As of March 22, 2011, there were approximately 320 stockholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	0	n/a	120,000,000
Equity compensation plans not approved by security holders	0	n/a	0
Total	0	n/a	120,000,000

Item 6.	Selected Financial Data

Not applicable to smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discussion and Analysis

The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with our financial statements and related notes. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In addition, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those discussed in “ Forward Looking Statements ,” and elsewhere in this Form 10-K.

Our Oil and Gas Interests

We utilize the full cost method of accounting for our oil and gas activities. In accordance with the full cost method of accounting, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs and related asset retirement costs, are capitalized. Net capitalized costs associated with oil and gas properties as of December 31, 2010 and 2009 is summarized as follows:

	December 31,
	2010	2009	Change ($)
Proven properites	$432,089	$424,191	$7,898
Unproven properties	103,087	101,682	1,405
	535,176	525,873	9,303
Impairment of properties	(508,583)	(429,338)	(79,245)
Oil and gas properties, net	$26,593	$96,535	$(69,942)

Capital expenditures totaled $9,303 for the year ended December 31, 2010 representing $7,118 to correct a tubing puncture in the Onnie Ray #1 well, $1,405 in lease royalty payments for the Haile #1 lease, and $780 for repair and maintenance on the Pearce #1. An authorization for expenditure for Onnie Ray #6 totaling $7,500 was submitted to us by the well operator in January 2010 and the workover was completed in March 2010. Since completion of the workover, production has increased but the well is still producing below last year’s levels as the well continues to age. Depreciation, depletion, amortization and impairment totaled by $79,245 and for the year ended December 31, 2010, and was determined using a systematic and rational method.

We recorded an impairment loss (included in depreciation, depletion, amortization and impairment) of $33,150 for the year ended December 31, 2010, in order to state the carrying cost at the lower of fair market value or carrying costs.

At the time of acquisition, the unproven property, Haile #1, was being recompleted to a zone that was previously productive. Once the recompletion efforts were final and the well did not support production, an exploratory drilling program was started in early 2009 to complete a new unproven upper zone. The new upper zone completion also resulted in no oil or gas production and the well was shut-in during August 2009. In accordance with our accounting policies, we assessed this well, at December 31, 2009, to determine whether the well was recorded at the lower of cost or fair market value. Upon completion of our assessment, we impaired the well to the extent of anticipated salvage value of the equipment and recorded an asset retirement obligation to accrue for estimated closure costs. In February 2011, the operator who also owns a working interest in the well provided to us a plan for recompletion. We are still evaluating this opportunity.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves once proved reserves are determined to exist. The Company has not yet obtained reserve reports. Management is assessing production data to determine the feasibility of obtaining reserves studies. At December 31, 2010, there were no capitalized costs subject to amortization.

Oil and gas properties without estimated proved reserves are not amortized until proved reserves associated with the properties can be determined or until impairment occurs. As a result of management’s impairment analysis, the Company recorded an impairment loss of $79,245 and $335,894 during 2010 and 2009, respectively. The impairment is similar to amortization and therefore is not added to the costs of properties being amortized.

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

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement obligation is included in proven oil and gas properties in the balance sheets. The Company’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties. The asset retirement liability is allocated to operating expense using a systematic and rational method. Asset retirement obligations amounted to $52,558 and $50,000 at December 31, 2010 and 2009, respectively.

Warrant Liability Derivative

The Company evaluates financial instruments for freestanding or embedded derivatives. As part of the July 2008 financing, the Company issued warrants that did not meet the specific conditions for equity classification. The Company is required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) on change in fair value of warrant liability. The fair value of the warrants will continue to be classified as a liability until the warrants are exercised, expire or are amended in a way that would no longer require classification as a liability.

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

2010 Results of Operations

	2010	2009	change	% change
Production:
Oil (Bbls)	446.3	806.1	(359.8)	(45%)
Gas (Mcf)	1,184.1	1,927.0	(742.9)	(39%)
Total production (BOE)	643.7	1,127.3	(483.7)	(43%)
Average daily production (BOE)	1.8	3.1	(1.3)	(42%)
% oil of production	69%	72%	-3%	(4%)

Average sales price:
Oil (per Bbl)	$67.12	$50.16	$16.96	34%
Gas (per Mcf)	$8.35	$5.55	$2.80	50%
Total (per BOE)	$61.90	$45.36	$16.54	36%

Oil and gas revenues:
Oil revenue	$29,960	$40,437	$(10,477)	(26%)
Gas revenue	$9,886	$10,697	$(811)	(8%)
Total	$39,846	$51,134	$(11,288)	(22%)
Lease operating expenses	$24,988	$42,984	$(17,996)	(42%)

Additional per BOE data:
Sales price	$61.90	$45.36	$16.54	36%
Lease operating expenses	$38.82	$38.13	$0.69	2%
Operating Margin per BOE	$23.08	$7.23	$15.85	219%

Impairment and DDA	$79,245	$335,894	$(256,649)	(76%)

General and administrative:
Management fees	$18,862	$94,550	$(75,688)	(80%)
Accounting & legal	$196,600	$182,004	$14,596	8%
Office, travel and investor relations	$107,156	$35,608	$71,548	201%
Total	$322,618	$312,162	$10,456	3%

Change in fair value of warrant liability	$(3,879,621)	$1,909,455	$(5,789,076)	(303%)

Oil and Gas Revenues

Total oil and gas revenues decreased 42% in 2010 compared to 2009 due to the natural decline of the wells. Average daily production on an equivalent basis was 1.8 BOE in 2010 compared to 3.1 BOE in 2009. Oil remained the primary portion of our revenue mix at 69% in 2010 compared to 72% in 2009.

Oil production during 2010 totaled 446.3 barrels and generated $29,960 in revenues compared to 806.1 barrels and $40,437 in revenues in 2009. The 45% decline in production was offset by a 34% increase in the average price per barrel.

Gas production during 2010 totaled 1,184.1 Mcf and generated $9,886 in revenue compared to 1,927.0 Mcf and $10,697 in revenues in 2009. The 39% decline in production was offset by a 50% increase in average gas prices.

Lease Operating Expenses

Lease operating expenses for 2010 decreased 42% compared to 2009 due to decreased production.

Impairment of Oil and Gas Properties

Impairment of oil and gas properties decreased 76% in 2010 compared to 2009. The decrease is due to the carrying value of our wells approaching salvage value.

Management Fees

Management fees decreased 80% in 2010 compared to 2009 which is primarily due to the reversal of stock compensation expense upon the departure of the Company’s former President, Mr. Derek Cooper, and Board of Director members, Messrs. Jeet Sidhu and Christian Hudson, from the forfeiture of their stock options.

Accounting and Legal Fees

Accounting and legal expenses increased 8% in 2010 compared to 2009 primarily due to hiring additional contract management support in 2010 upon the change in management in August 2010.

Office, Travel and Investor Relations

Office, travel and investor relations expenses increased 201% in 2010 compared to 2009 primarily due to travel expenditures as management investigates additional opportunities for the Company.

Change in Fair Value of Warrant Liability

As a result of adjusting the warrant liability to fair value, we recorded a non-cash loss of 2,434,985 and $1,444,636 relating to the Series A and Series B Warrants, respectively, for a total of $3,879,621 for the year ended December 31, 2010. The change in fair value is in part due to the extension of the warrant terms to December 31, 2011 for both Series from January 28, 2011 and July 28, 2011 for the Series A and Series B, respectively.

Liquidity and Capital Resources

We had cash of $2,052,305 and $2,409,770 as of December 31, 2010 and December 31, 2009, respectively. We have financed our operations from cash on hand during the year ended December 31, 2010.

Net cash flows used in operating activities were ($348,162) for the year ended December 31, 2010, compared to net cash used in operating activities of ($290,976) for the year ended December 31, 2009.

Cash used in investing activities was ($9,303) for the year ended December 31, 2010, compared to cash used in investing activities of ($33,845) for the year ended December 31, 2009. The cash used in 2010 and 2009 represents additions to capitalized costs of oil and gas properties.

We had no cash used or generated in financing activities for the years ended December 31, 2010 or 2009.

The accompanying financial statements have been prepared assuming we will continue as a going concern. We have incurred cumulative losses of $8,704,627 through December 31, 2010. Additionally, we have expended a significant amount of cash to acquire working interests in oil and gas properties and operating as a public entity. We expect to continue to incur losses from business operations in the future. Management believes that our cash and cash equivalent balances, anticipated cash flows from operations and other external sources of credit will be sufficient to meet our cash requirements through December 2012 if not longer. Our prospects after December 2012 will depend in large part on our ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

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

Related Party Transactions

Executive Management

On August 27, 2010, Mr. Derek Cooper resigned from the positions of President, Chief Executive Officer, Chief Financial Officer and Director of the Company. We incurred $20,000 and $30,000 in fees paid to Mr. Cooper for the years ended December 3, 2010 and 2009, respectively. At the time of his separation, certain of Mr. Cooper’s outstanding stock options were fully vested and exercisable. The unvested stock options were immediately cancelled and the stock compensation expense of $16,710 that we had recognized in relation to these unvested options was reversed to general and administrative expenses. For the years ended December 31, 2010 and 2009, we incurred ($12,047) and $14,474, respectively, as stock compensation expense (benefit) related to options granted to Mr. Cooper.

Immediately upon Mr. Cooper’s resignation, we appointed Mr. Antonino Cacace to the Board of Directors and the positions of President, Chief Executive Officer and Chief Financial Officer. We have agreed to pay Mr. Cacace a monthly management fee of $3,000 for his services. For the years ended December 31, 2010 and 2009, we incurred $15,000 in management fees paid to Mr. Cacace.

Director Fees

On August 26, 2010, Messrs. Jeet Sidhu and Christian Hudson resigned as members of the Board of Directors. We incurred nil and $20,435 in board fees for these non-employee directors for the years ended December 31, 2010 and 2009, respectively. At the time of their separation, certain of their outstanding stock options were fully vested and exercisable. The unvested stock options were immediately cancelled and the stock compensation expense of $33,419 that we had recognized in relation to these unvested options was reversed to general and administrative expenses. For the years ended December 31, 2010 and 2009, we recorded ($24,091) and $29,640, respectively, as stock compensation expense (benefit) related to options granted to these non-employee directors.

In order to fill the vacancies created by the resignations of Messrs. Jeet Sidhu and Christian Hudson, we appointed Messrs. David Jenkins and Joseph Sierchio to the Board of Directors. We have agreed to pay Messrs. Jenkins and Sierchio a monthly fee of $2,000 each for their services. For the years ended December 31, 2010 and 2009, we have incurred $20,000 and nil in management fees paid to Messrs. Jenkins and Sierchio.

Legal Fees

Legal fees expensed for the years ended December 31, 2010 and 2009, totaled $44,188 and $60,250, respectively, were paid or are due to our attorney, Mr. Sierchio, who was appointed to our board effective August 26, 2010.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

See "Note 2. Accounting Policies" in the Notes to Financial Statements in this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Janus Resources, Inc.
New York, New York

We have audited the accompanying balance sheets of Janus Resources, Inc. ("the Company") as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Janus Resources, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
March 30, 2011

JANUS RESOURCES, INC.
(formerly Entheos Technologies, Inc.)
BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$2,052,305	$2,409,770
Accounts receivable	2,615	8,759
Total current assets	2,054,920	2,418,529

Oil and gas properties (Note 4)
Proven properties	432,089	424,191
Unproven properties	103,087	101,682
Accumulated depreciation, depletion, amortization and impairment	(508,583)	(429,338)
Oil and gas properties, net	26,593	96,535

Total assets	$2,081,513	$2,515,064

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$9,404	$30,468
Accounts payable - related parties	13,270	5,172
Asset retirement obligation	-	10,000
Warrant liability (Note 6)	5,248,041	1,368,420
Total current liabilities	5,270,715	1,414,060

Long-term liabilities
Asset retirement obligation, less current portion	52,558	40,000
Total liabilities	5,323,273	1,454,060

STOCKHOLDERS' EQUITY (DEFICIT) (Note 6)

Preferred stock: $0.0001 par value: Authorized: 10,000,000 shares
Issued and outstanding: nil	-	-
Common stock: $0.00001 par value: Authorized: 200,000,000 shares
Issued and outstanding: 63,075,122 shares (2009: 63,075,122)	631	631
Additional paid-in capital	5,462,236	5,498,374
Accumulated deficit	(8,704,627)	(4,438,001)

Total stockholders' equity (deficit)	(3,241,760)	1,061,004

Total liabilities and stockholders' equity (deficit)	$2,081,513	$2,515,064

(The accompanying notes are an integral part of these financial statements)

JANUS RESOURCES, INC.
(formerly Entheos Technologies, Inc.)
STATEMENTS OF OPERATIONS
For the years ended December 31, 2010 and 2009

	2010	2009

Revenue
Oil and gas sales	$39,846	$51,134

Expenses
Lease operating expenses	24,988	42,984
General and administrative expenses	322,618	312,162
Impairment and depreciation	79,245	335,894
Total operating expenses	426,851	691,040

Operating Loss	(387,005)	(639,906)

Other income / (expense)
Change in fair value of warrant liability	(3,879,621)	1,909,455

Net income (loss) attributable to common stockholders	$(4,266,626)	$1,269,549

Net income (loss) per common share - basic and diluted	$(0.07)	$0.02

Weighted average number of shares - basic and diluted	63,075,122	63,075,122

(The accompanying notes are an integral part of these financial statements)

JANUS RESOURCES, INC.
(Formerly Entheos Technologies, Inc.)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended December 31, 2010 and 2009

	Common Stock		Additional paid-in capital	Accumulated earnings (deficit)	Total stockholders' equity (deficit)
	Shares	Amount

Balance, December 31, 2008	63,075,122	$631	$7,107,622	$(4,083,037)	$3,025,216

Cumulative effect of change in accounting principle	-	-	(1,653,362)	(1,624,513)	(3,277,875)

Stock-based compensation	-	-	44,114	-	44,114

Net income, year ended December 31, 2009	-	-	-	1,269,549	1,269,549

Balance, December 31, 2009	63,075,122	631	5,498,374	(4,438,001)	1,061,004

Stock-based compensation	-	-	(36,138)	-	(36,138)

Net loss year ended December 31, 2010	-	-	-	(4,266,626)	(4,266,626)

Balance, December 31, 2010	63,075,122	$631	$5,462,236	$(8,704,627)	$(3,241,760)

(The accompanying notes are an integral part of these financial statements)

JANUS RESOURCES, INC.
(formerly Entheos Technologies, Inc.)
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2010 and 2009

	2010	2009

Cash flows from operating activities
Net income (loss)	$(4,266,626)	$1,269,549
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Impairment and depreciation	79,245	335,894
Stock-based compensation	(36,138)	44,114
Accretion of asset retirement obligation	2,558	-
Change in fair value of warrant liability	3,879,621	(1,909,455)
Changes in operating assets and liabilities:
Accounts receivable	6,144	(4,507)
Prepaid expenses	-	720
Accounts payable & accrued liabilities including related party payables	(12,966)	(27,291)
Net cash flows from operating activities	(348,162)	(290,976)

Cash flows from investing activities
Acquisition of oil and gas properties	(9,303)	(33,845)
Net cash flows from investing activities	(9,303)	(33,845)

Decrease in cash and cash equivalents	(357,465)	(324,821)

Cash and cash equivalents, beginning of period	2,409,770	2,734,591
Cash and cash equivalents, end of period	$2,052,305	$2,409,770

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-

(The accompanying notes are an integral part of these financial statements)

JANUS RESOURCES, INC.
(Formerly Entheos Technologies, Inc.)
NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Nature of Operations

Janus Resources, Inc. (formerly Entheos Technologies, Inc.) (the “Company”, “we”, “us”, and “our”) is a small independent oil and gas production company with a focus on participation in producing oil and gas wells and the re-development/recompletion of oil and gas wells. The Company pursues oil and gas prospects in partnership with oil and gas companies with exploration, development and production expertise. Currently, its interests consist of non-operating, minority working interests. The Company’s prospect areas consist of land in La Salle County, Lee County, Fayette County and Frio County, Texas. Currently four of the five wells in which the Company has minority working interest are producing. The Company currently does not operate any of the wells in which it has an interest.

Incorporated under the laws of the State of Nevada, the Company has an authorized capital of 200,000,000 shares of $0.00001 par value common stock, of which 63,075,122 shares are outstanding and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

Effective January 5, 2011, the Company changed its name from “Entheos Technologies, Inc.” to “Janus Resources, Inc.” so as to more fully reflect the Company’s operations.

The Company has recently incurred net operating losses and operating cash flow deficits. The Company’s accumulated deficit is $8,704,627 at December 31, 2010. It may continue to incur losses from operations and operating cash flow deficits in the future. Management believes that the Company’s cash and cash equivalent balances, anticipated cash flows from operations and other external sources of credit will be sufficient to meet its cash requirements through December 2012 if not further. The future of the Company after December 2012 will depend in large part on its ability to successfully generate cash flows from operations and raise capital from external sources to fund operations.

Note 2. Accounting Policies

Basis of Presentation and Principles of Accounting

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

In preparing the accompanying financial statements, the Company has evaluated information about subsequent events that became available to them through the date the financial statements were issued. This information relates to events, transactions or changes in circumstances that would require us to adjust the amounts reported in the financial statements or to disclose information about those events, transactions or changes in circumstances.

Principles of Consolidation

The Company accounts for its undivided interest in oil and gas properties using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are included in its financial statements.

Applicable Accounting Guidance

Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative non-governmental United States GAAP as found in the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC").

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at December 31, 2010 and 2009.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves once proved reserves are determined to exist. The Company has not yet obtained reserve reports. Management is assessing production data to determine the feasibility of obtaining reserves studies. At December 31, 2010, there were no capitalized costs subject to amortization.

Oil and gas properties without estimated proved reserves are not amortized until proved reserves associated with the properties can be determined or until impairment occurs. As a result of management’s impairment analysis, the Company recorded an impairment loss of $79,245 and $335,894 during 2010 and 2009, respectively. The impairment is similar to amortization and therefore is not added to the costs of properties being amortized. See “Note 5. Fair Value Measurement” for further information.

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

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement obligation is included in proven oil and gas properties in the balance sheets. The Company’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties. The asset retirement liability is allocated to operating expense using a systematic and rational method. Asset retirement obligations amounted to $52,558 and $50,000 at December 31, 2010 and 2009, respectively.

Warrant Liability Derivative

The Company evaluates financial instruments for freestanding or embedded derivatives. As part of the July 2008 financing, the Company issued warrants that did not meet the specific conditions for equity classification. The Company is required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) on change in fair value of warrant liability. The fair value of the warrants will continue to be classified as a liability until the warrants are exercised, expire or are amended in a way that would no longer require classification as a liability.

Stock-Based Compensation

The Company measures all stock-based compensation awards at fair value on the date of grant and recognize such expense in our financial statements over the requisite service period for awards expected to vest. The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant. The Black-Scholes pricing model requires management to make assumptions regarding the option lives, expected volatility, and risk free interest rates. See “Note 7. Stock Options” for additional information on the Company’s stock-based compensation plans.

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

Income Taxes

The Company recognizes income taxes on an accrual basis based on tax position taken or expected to be taken in our tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized. Should they occur, our policy is to classify interest and penalties related to tax positions as interest expense. Since our inception, no such interest or penalties have been incurred.

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

Related Party Transactions

A related party is generally defined as (i) any person who holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone who directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See “Note 8. Related Party Transactions” for further discussion.

Concentration of Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. The Company occasionally has cash deposits in excess of federally insured limits. The Company has not experienced any losses related to these balances, and management believes its credit risk to be minimal. Accounts receivable are with the operators of the oil wells in which the Company participates. Given the close working relationship between the operators and the Company, management believes its credit risk is minimal.

Fair Values of Financial Instruments

The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in on orderly transaction between market participants. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of maturity of the instruments. See Note 5 for further discussion on fair value of financial instruments.

Recent and Adopted Accounting Pronouncements

Effective December 31, 2009, the Company adopted the SEC’s final rule on “Modernization of Oil and Gas Reporting” (the “Reserve Ruling”) and the FASB Accounting Standards Update (“ASU”) 2010-03, which conforms ASC 932 to the Reserve Ruling. The Reserve Ruling revises oil and gas reporting disclosures, permits the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes and allows companies the option to disclose probable and possible oil and gas reserves. In addition, the new disclosure requirements require companies to: (i) report the independence and qualifications of its reserves preparer or auditor, (ii) file reports when a third party is relied upon to prepare reserves estimates or conduct a reserves audit and (iii) report oil and gas reserves using an average price based upon the prior 12-month period rather than a period-end price. The adoption of this guidance did not have a material impact on the financial statements since the Company has no proved reserves.

During January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820).” ASU No. 2010-06 amends ASC Topic 820 to (i) require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers, (ii) require separate disclosure of purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), (iii) clarify the level of disaggregation for fair value measurements of assets and liabilities and (iv) clarify disclosures about inputs and valuation techniques used to measure fair values for both recurring and nonrecurring fair value measurements. ASU No. 2010-06 became effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted the provisions of ASU No. 2010-06 on January 1, 2010. The adoption of the provisions of ASU No. 2010-06 did not impact the Company’s financial position, results of operations or liquidity.

During February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855).” ASU No. 2010-09 amends ASC Topic 855 to include the definition of “SEC filer” and alleviate the obligation of SEC filers to disclose the date through which subsequent events have been evaluated. ASU No. 2010-09 became effective during February 2010.

From time to time, new accounting guidance is issued by FASB that the Company adopts as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our financial statements upon adoption.

Note 3. Earnings (Loss) Per Share (EPS)

Dilutive common stock equivalents include 12,900,000 warrants for 2010 and 13,050,000 warrants and stock options for 2009 which are not included in the computation of diluted earnings per share because to do so would be anti-dilutive. All share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.

Following is the computation of basic and diluted net income (loss) per share for the years ended December 31, 2010 and 2009:

	December 31,
	2010	2009

Numerator - net income (loss)	$(4,266,626)	$1,269,549

Denominator - weighted average number of common shares outstanding	63,075,122	63,075,122

Basic and diluted net income (loss) per common share	$(0.07)	$0.02

Note 4. Oil and Gas Properties

The aggregate amount of capitalized costs relating to crude oil and natural gas producing activities and the aggregate amount of related accumulated depreciation, depletion and amortization at December 31, 2010 and 2009 were:

	December 31,
	2010	2009	Change ($)
Proven properites	$432,089	$424,191	$7,898
Unproven properties	103,087	101,682	1,405
	535,176	525,873	9,303
Impairment of properties	(508,583)	(429,338)	(79,245)
Oil and gas properties, net	$26,593	$96,535	$(69,942)

The Company amortizes all capitalized costs of oil and gas properties on the unit-of-production method using proved reserves. The Company has not obtained reserve studies with estimated proved reserves. Management is assessing production data to determine the feasibility of obtaining reserves studies. Therefore at December 31, 2010, and 2009 there were no capitalized costs subject to amortization.

Unproven properties costs as of December 31, 2010 and 2009 are associated with a development oil well which was completed in August 2009 and did not produce. Management has impaired the well to the extent of anticipated salvage value of the equipment.

Properties which are not being amortized are assessed quarterly, on a property-by-property basis, to determine whether they are recorded at the lower of cost or fair market value. As a result of this analysis and lack of reserve studies, the Company recorded an impairment loss of $79,245 and $335,894 for the years ended December 31, 2010 and 2009, respectively. The impairment recognized during 2010 was to bring the carrying costs of the wells to their anticipated salvage value since most of the wells are approaching end of life unless additional capital investments are made. The impairment is similar to amortization and therefore is not added to the cost of properties being amortized.

Costs incurred in oil and gas property acquisition, exploration and development activities for the years ended December 31, 2010 and 2009 were:

	For the year ended December 31,
	2010	2009
Beginning balance, net	$96,535	$348,584
Proven properties:
Acquisition costs	-	-
Exploration costs	6,588	-
Development costs	1,310	48,847
Unproven properties:
Acquisition costs	1,405	600
Exploration costs	-	34,398
Impairment and depreciation	(79,245)	(335,894)
Total	(69,942)	(252,049)
Ending balance, net	$26,593	$96,535

The table below shows the results of operation for the Company’s oil and gas producing activities for the years ended December 31, 2010 and 2009. All production is within the continental United States.

	For the year ended December 31,
	2010	2009
Revenue
Oil	$29,960	$40,437
Gas	9,886	10,697
	39,846	51,134
Expenses
Production	24,988	42,984
Production taxes	721	1,993
Impairment	79,245	335,894
	104,954	380,871
Results of operations	$(65,108)	$(329,737)

Asset Retirement Obligation

The following table summarizes the activity for the Company’s asset retirement obligations:

	For the year ended December 31,
	2010	2009
Asset retirement obligations, beginning of period	$50,000	$-
Accretion expense	2,558	-
Change in estimated obligations	-	50,000
Asset retirement obligations, end of period	52,558	50,000
Less: current portion	-	(10,000)
Long-term asset retirement obligations, end of period	$52,558	$40,000

The change in estimated obligations in 2009 represents the Company’s initial recognition of retirement obligations related to oil and gas properties.

Note 5. Fair Value Measurement

Fair value is defined within the accounting rules as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The rules established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the tables below, this hierarchy consists of three broad levels:

Level 1:	Valuations consist of unadjusted quoted prices in active markets for identical assets and liabilities and has the highest priority;
Level 2:	Valuations rely on quoted prices in markets that are not active or observable inputs over the full term of the asset or liability;
Level 3:
Valuations are based on prices or third party or internal valuation models that require inputs that are significant to the fair value measurement and are less observable and thus have the lowest priority.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are reported at fair value on a recurring basis in the Company’s Balance Sheet. The following methods and assumptions were used to estimate the fair values:

Warrant Liability. Warrant liability derivatives are valued at each quarter-end using the Black-Scholes option pricing model and are affected by changes in inputs to that model including the Company’s stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. These unobservable inputs reflect the Company’s own assumptions that market participants would use in pricing the liability. Given the unobservable nature of the inputs, the measurement of fair value is deemed to use Level 3 inputs. The changes in value are recognized as other income (expense) in the statements of operations. A reconciliation of the beginning and ending balances and changes in the warrant liability is included in Note 6.

The following table presents the Company’s financial assets and liabilities, which were accounted for at fair value on a recurring basis as of December 31, 2010, by level within the fair value hierarchy.

	December 31, 2010
	Level 1	Level 2	Level 3	Total
LIABILITIES
Warrant liability (Note 6)	$-	$-	$5,248,041	$5,248,041

The following table presents the Company’s financial assets and liabilities, which were accounted for at fair value on a recurring basis as of December 31, 2009, by level within the fair value hierarchy:

	December 31, 2009
	Level 1	Level 2	Level 3	Total
LIABILITIES
Warrant liability (Note 6)	$-	$-	$1,368,420	$1,368,420

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis in the Company’s Balance Sheet. The following methods and assumptions were used to estimate the fair values:

Oil and Gas Properties. Oil and gas properties which are not being amortized are assessed quarterly, on a property-by-property basis, to determine whether they are recorded at the lower of cost or fair market value. In determining whether such costs should be impaired, the Company evaluates historical experience, current drilling results, lease expiration dates, current oil and gas industry conditions, international economic conditions, capital availability, and available geological and geophysical information. Given the unobservable nature of the inputs, the measurement of fair value is deemed to use Level 3 inputs. The impairment is included in operating costs. See Note 4 for a summary of changes in capitalized costs of oil and gas properties.

Asset Retirement Obligation. The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations.” The income valuation technique is utilized by the Company to determine the fair value of the liability at the point of inception by taking into account 1) the cost of abandoning oil and gas wells, which is based on the Company’s historical experience for similar work, or estimates from independent third-parties; 2) the economic lives of its properties, which is based on estimates by management; 3) the inflation rate; and 4) the credit adjusted risk-free rate, which takes into account the Company’s credit risk and the time value of money. Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 4 for a summary of changes in the Company’s ARO liability.

The following table presents the Company’s financial assets and liabilities, which were accounted for at fair value on a non-recurring basis as of December 31, 2010, by level within the fair value hierarchy.

	December 31, 2010
	Level 1	Level 2	Level 3	Total
ASSETS
Oil and gas properties, net	$-	$-	$26,593	$26,593

LIABILITIES
Asset retirement obligation (Note 4)	$-	$-	$52,558	$52,558

The following table presents the Company’s financial assets and liabilities, which were accounted for at fair value on a non-recurring basis as of December 31, 2009, by level within the fair value hierarchy.

	December 31, 2009
	Level 1	Level 2	Level 3	Total
ASSETS
Oil and gas properties, net	$-	$-	$96,535	$96,535

LIABILITIES
Asset retirement obligation (Note 4)	$-	$-	$50,000	$50,000

Note 6. Stockholders’ Equity

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

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. No warrants were exercised during the years ended December 31, 2010 and 2009.

On December 14, 2009, the Company extended the expiration date of the 6,450,000 Series A warrants from January 28, 2010 to July 28, 2010 and extended the expiration date of the 6,450,000 Series B warrants from July 28, 2010 to January 28, 2011. The exercise price of the warrants was not changed.

On January 27, 2010, the Company extended the expiration date of 6,450,000 Series A warrants again from July 28, 2010 to December 28, 2010 and extended the expiration date of the 6,450,000 Series B warrants again from January 28, 2011 to July 28, 2011. The exercise price of the warrants was not changed.

On August 27, 2010, the Company extended the expiration date of the 6,450,000 Series A warrants and the 6,450,000 Series B warrants to December 31, 2011. The exercise price of the warrants was not changed.

The potential of a Dilutive Issuance to the warrants’ exercise price and number of underlying shares of common stock may result in a settlement amount that does not equal the difference between the fair value of a fixed number of the Company’s common stock and a fixed exercise price. Accordingly, the warrants are not considered indexed to the Company’s stock and, therefore, are accounted for as a derivative pursuant to ASC 815-40 Contracts in an Entity’s Own Equity which became effective January 1, 2009. Upon the adoption of this guidance, the Company recognized a one-time decrease to opening accumulated deficit of $1,624,513.

As of December 31, 2010, the Company has not sold any shares of common stock or common stock equivalents that would result in an adjustment to the exercise price or number of shares of common stock underlying the warrants outstanding. Additionally, the Company does not intend to sell any shares of common stock or common stock equivalents at a price that is below the exercise price of the warrants, prior to their expiration dates, which would result in a Dilutive Issuance. Since the Company determined that the future probability of a Dilutive Issuance is deemed unlikely, it did not have a material impact on the fair value estimate of the warrant liability at December 31, 2010 as it relates to the Series A or Series B Warrants.

At December 31, 2010, the Company valued the warrant liability using a Black-Scholes model (Level 3 inputs) containing the following assumptions:

	Series A Warrants	Series B Warrants
Warrants outstanding and exercisable at December 31, 2010	6,450,000	6,450,000
Exercise price	$0.60	$0.75
Black-Scholes option pricing model assumptions:
Risk-free interest rate	0.29%	0.29%
Expected term (in years)	1.0	1.0
Expected volatility	146.90%	146.90%
Dividend per share	$0	$0
Expiration date	December 31, 2011	December 31, 2011

The following table is a roll forward of the fair value of the warrant liability related to the common stock warrants using the Black-Scholes assumptions as of December 31, 2010 and 2009 (Level 3 inputs):

	Series A Warrants	Series B Warrants	Total
Balance as of January 1, 2009	$1,652,779	$1,625,096	$3,277,875
Change in fair value	(1,343,564)	(565,891)	(1,909,455)
Balance as of December 31, 2009	309,215	1,059,205	1,368,420
Change in fair value	2,434,985	1,444,636	3,879,621

Balance as of December 31, 2010	$2,744,200	$2,503,841	$5,248,041

As a result of adjusting the warrant liability to fair value, we recorded a non-cash loss of $2,434,985 and $1,444,636 relating to the Series A and Series B Warrants, respectively, for the year ended December 31, 2010.

A total of 12,900,000 shares of the Company’s common stock have been reserved for issuance upon exercise of warrants outstanding as of December 31, 2010.

Note 7. Stock Options

The Company has an active stock option plan that provides shares available for option grants to employees, directors and others. A total of 120,000,000 shares of the Company’s common stock have been reserved for award under the stock option plan, of which 120,000,000 were available for future issuance as of December 31, 2010. Options granted under the Company’s option plan generally vest over five years or as otherwise determined by the Board of Directors, have exercise prices equal to the fair market value of the common stock on the date of grant, and expire no later than ten years after the date of grant.

During the years ended December 31, 2010 and 2009, the Company did not grant any stock option awards.

 On August 27, 2010, Mr. Derek Cooper resigned from the positions of President, Chief Executive Officer, Chief Financial Officer and Director of the Company. At the time of his separation, certain of Mr. Cooper’s outstanding stock options were fully vested and exercisable. The unvested stock options were immediately cancelled and the stock compensation expense of $16,710 that the Company had recognized in relation to these unvested options was reversed to general and administrative expenses during the year ended December 31, 2010.

On August 26, 2010, Messrs. Jeet Sidhu and Christian Hudson resigned as members of the Board of Directors. At the time of their separation, certain of their outstanding stock options were fully vested and exercisable. The unvested stock options were immediately cancelled and the stock compensation expense of $33,419 that the Company had recognized in relation to these unvested options was reversed to general and administrative expenses during the year ended December 31, 2010.

Stock option activity during the years ended December 31, 2010 and 2009 is summarized as follows:

		Weighted	Remaining
		average	contractual	Aggregate
	Number of	exercise	term	intrinsic
	options	price	(years)	value

Outstanding at December 31, 2008	200,000	1.00
Cancelled	(50,000)	1.00
Outstanding at December 31, 2009	150,000	1.00	8.70	$-
Forfeited	(150,000)	1.00
Outstanding at December 31, 2010	-			$-
Available for grant at December 31, 2010	120,000,000

A summary of the Company’s unvested stock options and changes during the years ended December 31, 2010 is as follows:

	Number of options	Weighted Average Grant Date Fair Value
Unvested, December 31, 2009	120,000	0.73
Forfeited	(120,000)	0.73
Unvested December 31, 2010	-

During the years ended December 31, 2010 and 2009, stock-based compensation expense (benefit) of ($36,138) and $44,114 was recognized as general and administrative expenses. As of December 31, 2010, the Company had no unrecognized compensation cost related to unvested stock options as there were no stock options outstanding.

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Note 8. Related Party Transactions

Executive Management

On August 27, 2010, Mr. Derek Cooper resigned from the positions of President, Chief Executive Officer, Chief Financial Officer and Director of the Company. The Company incurred $20,000 and $30,000 in fees paid to Mr. Cooper for the years ended December 31, 2010 and 2009, respectively. At the time of his separation, certain of Mr. Cooper’s outstanding stock options were fully vested and exercisable. The unvested stock options were immediately cancelled and the stock compensation expense of $16,710 that the Company had recognized in relation to these unvested options was reversed to general and administrative expenses. For the years ended December 31, 2010 and 2009, the Company incurred ($12,047) and $14,474, respectively, as stock compensation expense (benefit) related to options granted to Mr. Cooper.

Immediately upon Mr. Cooper’s resignation, the Company appointed Mr. Antonino Cacace to the Board of Directors and the positions of President, Chief Executive Officer and Chief Financial Officer. The Company has agreed to pay Mr. Cacace a monthly management fee of $3,000 for his services. For the years ended December 31, 2010 and 2009, the Company incurred $15,000 and nil, respectively, in management fees paid to Mr. Cacace.

Director Fees

On August 26, 2010, Messrs. Jeet Sidhu and Christian Hudson resigned as members of the Board of Directors. The Company incurred nil and $20,435 in board fees for these non-employee directors for the years ended December 31, 2010 and 2009, respectively. At the time of their separation, certain of their outstanding stock options were fully vested and exercisable. The unvested stock options were immediately cancelled and the stock compensation expense of $33,419 that the Company had recognized in relation to these unvested options was reversed to general and administrative expenses. For the years ended December 31, 2010 and 2009, the Company recorded ($24,091) and $29,640, respectively, as stock compensation expense (benefit) related to options granted to these non-employee directors (refer to “Note 6. Stock Options”).

In order to fill the vacancies created by the resignations of Messrs. Jeet Sidhu and Christian Hudson, the Company appointed Messrs. David Jenkins and Joseph Sierchio to the Board of Directors. The Company has agreed to pay Messrs. Jenkins and Sierchio a monthly fee of $2,000 each for their services. For the years ended December 31, 2010 and 2009, the Company has incurred $20,000 and nil in management fees paid to Messrs. Jenkins and Sierchio.

Legal Fees

Legal fees expensed for the years ended December 31, 2010 and 2009, totaled $44,188 and $60,250, respectively, were paid or are due to our attorney, Mr. Sierchio, who was appointed to our board effective August 26, 2010.

Note 9. Income Taxes

There is no current or deferred tax expense for 2010 and 2009, due to the Company’s loss position. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a full valuation allowance against the deferred tax asset. The income tax effect, utilizing a 34% income tax rate, of temporary differences comprising the deferred tax assets and deferred tax liabilities is a result of the following at December 31:

	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$1,499,000	$1,375,000
Stock based compensation	-	19,000
Oil and gas properties	112,000	93,000
	1,611,000	1,487,000

Valuation allowance	(1,611,000)	(1,487,000)
Net deferred tax assets	$-	$-

The 2010 increase in the valuation allowance was $124,000 (2009: $216,000).

The Company has available net operating loss carryforwards of approximately $4,409,000 for tax purposes to offset future taxable income which expires commencing 2011 through to the year 2030. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period. The tax years 2007 through 2010 remain open to examination by federal agencies and other jurisdictions in which it operates.

A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for the years ended December 31 follows:

	2010	2009

Statutory federal income tax rate	(34%)	34%
Non-taxable losses (gains)	31%	(51%)
Valuation allowance	3%	17%
	0%	0%

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2010 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO). Based on this evaluation, management concluded that, as of December 31, 2010, our internal control over financial reporting were effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table and text set forth the names and ages of all of our directors and executive officers as of December 31, 2010. The board of directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.

Name	Age	Position	Director / Officer Since

Antonino Cacace	64	President, Chief Executive Officer, Chief Financial Officer, and Director	August 2010
David Jenkins	57	Director	August 2010
Joseph Sierchio	60	Director, and Secretary	August 2010

Set forth below are the names of all directors and executive officers, all positions and offices with us held by each person, the period during which each has served as such, the principal occupations and employment of such persons during at least the last five years, and other director positions held currently or during the last five years:

Mr. Antonino Cacace

Mr. Cacace has been involved in the steel, mining and mineral exploration business since 1975. He has provided strategic advice to various governments in the viability, joint-venturing of mining, agro-industrial and industrial green-field projects in Central and West African countries and has invented and developed unique technologies to produce steel products. Mr. Cacace has 30 years of experience with publicly traded companies, from start-ups through several IPOs on Canadian, US and European stock exchanges. Mr. Cacace was invited to join the Board of Directors due to his experience with public companies in the matters relating to management, administration, financial reporting, legal compliance and business development.

Mr. David Jenkins

Mr. Jenkins has been involved in the energy and mining industry since 1990 and possesses business experience and expertise in the areas of mineral exploration, corporate finance and corporate administration and management. Mr. Jenkins is the President of J2 Capital Partners LLC, a private investment firm specializing in early stage investment and management in the resource industry. Additionally, Mr. Jenkins is or has been an officer and director of a number of publicly traded mineral exploration companies in Canada and the Unities States whose properties have been located in many different jurisdictions worldwide. Mr. Jenkins was invited to join the Board of Directors due to his experience with public companies in the matters relating to management, administration, financial reporting, legal compliance and business development.

 Mr. Joseph Sierchio

Since 1975, Mr. Sierchio has practiced corporate and securities law in New York City, representing and offering counsel to domestic and foreign corporations, investors, entrepreneurs, and public and private companies in the United States, Canada, United Kingdom, Germany, Italy, Switzerland, Australia, and Hong Kong. Mr. Sierchio is admitted in all New York state courts and federal courts in the Eastern, Northern, and Southern Districts of the State of New York as well as the federal Court of Appeals for the Second Circuit. Mr. Sierchio earned his Doctor of Law degree at Cornell University Law School in 1974, and a Bachelor of Arts degree, with Highest Distinction in Economics, from Rutgers College at Rutgers University, in 1971. Mr. Sierchio is also a member of Sierchio & Company, LLP. Mr. Sierchio serves as a director of a number of privately held and public companies, including, HepaLife Technologies, Inc. and New Energy Technologies, Inc. Mr. Sierchio was invited to join the Board of Directors due to his extensive experience representing public companies with respect to finance, contract, governance and compliance matters and general business development.

Certain Relationships

There are no family relationships among or between any of our officers and directors.

Our proposed business raises potential conflicts of interests between certain of our officers and directors and us. Certain of our directors are directors of other mineral resource companies and, to the extent that such other companies may participate in ventures in which we may participate, our directors may have a conflict of interest in negotiating and concluding terms regarding the extent of such participation. In the event that such a conflict of interest arises at a meeting of our directors, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. In appropriate cases, we will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict. From time to time, several companies may participate in the acquisition, exploration and development of natural resource properties thereby allowing for their participation in larger programs, involvement in a greater number of programs and reduction of the financial exposure with respect to any one program. It may also occur that a particular company will assign all or a portion of its interest in a particular program to another of these companies due to the financial position of the company making the assignment.

In determining whether we will participate in a particular program and the interest therein to be acquired by it, the directors will primarily consider the potential benefits to us, the degree of risk to which we may be exposed and its financial position at that time. Other than as indicated, we have no other procedures or mechanisms to deal with conflicts of interest. We are not aware of the existence of any conflict of interest as described herein.

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

Compliance with Section 16(a) of the Exchange Act

Pursuant to Section 16(a) of the Exchange Act of 1934, our executive officers and directors in addition to any person who owns more than 10% of our common stock are required to report their ownership of our common stock and changes to such ownership with the SEC. Based on a review of such reports and information provided to us, we believe that during the most recent fiscal year our executive officers and directors have complied with applicable filing requirements under Section 16(a), Based solely upon a review of the copies of the forms furnished to us, we believe that during fiscal 2010, the Section 16(a) filing requirements applicable to our directors and executive officers were satisfied.

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

Code Of Ethics

We have adopted a Code of Ethics that applies to all of the Company’s officers, directors and employees, including its Chief Financial Officer and Chief Executive Officer, which complies with the requirements of the Sarbanes-Oxley Act of 2002 and applicable Financial Industry Regulatory Authority (“FINRA”) listing standards. Accordingly, the Code of Ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, timely, accurate and clear public disclosures, compliance with all applicable laws, rules and regulations, the prompt internal reporting of violations of the Code of Ethics, and accountability.

Corporate Governance

We have adopted Corporate Governance Guidelines applicable to its Board of Directors.

Director Independence

Our securities are not listed on a U.S. securities exchange and, therefore, is not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, at this time, after considering all of the relevant facts and circumstances, the Company’s Board of Directors has determined that each of Messrs. Jenkins and Sierchio are independent from the Company’s management and qualify as “independent director” under the standards of independence under the applicable FINRA listing standards. This means that, in the judgment of the Board of Directors, neither of these two directors is (1) an officer or employee of the Company or its subsidiaries or (2) has any direct or indirect relationship with the Company that would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director. Upon the Company’s listing on any national securities exchange or any inter-dealer quotation system, it will elect such independent directors as is necessary under the rules of any such securities exchange.

Communications with the Board of Directors

Stockholders who wish to communicate with the Board of Directors may do so by addressing their correspondence to the Board of Directors at Janus Resource, Inc. 430 Park Avenue, Suite 702, New York, NY 10022. The Board of Directors has approved a process pursuant to which the President review and forward correspondence to the appropriate director or group of directors for response.

Item 11.	Executive Compensation

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

The following table and descriptive materials set forth information concerning compensation earned for services rendered to the Company by: the Chief Executive Officer (the “ CEO ”); the Chief Financial Officer (the “ CFO ”); and the three other most highly-compensated executive officers other than the CEO and CFO who were serving as executive officers of the Company at the end of the 2010 fiscal year (the “ Named Executive Officers ”).

Summary Compensation Table

Name and Principal Position	Year	Salary	Other		Options Awards	Total
Antonino Cacace	2010	$0	$15,000	(1)	$0	$15,000
President, CEO,
Chief Financial Officer,
and Director

(1)
Other compensation represents $15,000 in fees paid Antonino Cacace as a Director of the Company. We agreed to pay Mr. Cacace a monthly fee of $3,000 to serve as a member of our Board of Directors and to serve as our President and Chief Executive Officer. There is no written agreement between us and Mr. Cacace regarding this arrangement. Mr. Cacace currently does not devote his full time and attention to our affairs; we do not have any agreement with Mr. Cacace regarding his agreement to serve as an officer. He is, in fact, an independent contractor, and not an employee.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding equity awards that have been previously awarded to each of the Named Executive Officers and which remained outstanding as of December 31, 2010.

Name	Number of Securities Underlying Options (Exercisable)	Number of Securities Underlying Options (Unexercisable)	Equity Incentive Awards: Number of Securities Underlying Unexercised Unearned Options	% of Total Options Granted to Employees in 2010	Exercise Price ($/sh)		Expiration Date
Antonino Cacace	0	0	0	0%	$	n/a	n/a

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

Non-employee directors receive $2,000 per month for their services as directors plus $500 for each board meeting attended in excess of five per year. Directors are entitled to participate in our 2001 Incentive Stock Option Plan. We also reimburse our directors for any actual expenses incurred to attend meetings of the Board.

The table below outlines director compensation for the fiscal year ended December 31, 2010.

Name	Fees earned or paid in cash (1)	Stock awards Aggregate Grant Date Fair Value	Option awards Aggregate Grant Date Fair Value	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
David Jenkins	$10,000	$0	$0	$0	$0	$0	$10,000
Joseph Sierchio	$10,000	$0	$0	$0	$0	$0	$10,000

(1) The amounts in this column represent compensation for their roles as directors.

We have no other arrangements pursuant to which any our directors were compensated during the years ended December 31, 2010 and 2009 for services as a director.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 22, 2011 and as of December 31, 2010, by each person (or group of affiliated persons) who is known by us to beneficially own 5% or more of our common stock; our directors; our named executive officers; and our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person's address is c/o our principal office address (unless otherwise indicated) at 430 Park Avenue, New York, New York 10022.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock
1420525 Alberta Ltd.
1628 West 1st Avenue, Suite 216
Vancouver, BC V6J 1G1	25,314,800	40%

Antonino Cacace	500,000	*

David Jenkins	3,500,000	5.5%

Joseph Sierchio	500,000	*

All directors and executive officers as a group (three persons)	4,500,000	7.1%

* Less than 1%

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Executive Management

 On August 27, 2010, Mr. Derek Cooper resigned from the positions of President, Chief Executive Officer, Chief Financial Officer and Director of the Company. We incurred $20,000 and $30,000 in fees paid to Mr. Cooper for the years ended December 3, 2010 and 2009, respectively. At the time of his separation, certain of Mr. Cooper’s outstanding stock options were fully vested and exercisable. The unvested stock options were immediately cancelled and the stock compensation expense of $16,710 that we had recognized in relation to these unvested options was reversed to general and administrative expenses. For the years ended December 31, 2010 and 2009, we incurred ($12,047) and $14,474, respectively, as stock compensation expense (benefit) related to options granted to Mr. Cooper.

Immediately upon Mr. Cooper’s resignation, we appointed Mr. Antonino Cacace to the Board of Directors and the positions of President, Chief Executive Officer and Chief Financial Officer. We have agreed to pay Mr. Cacace a monthly management fee of $3,000 for his services. For the years ended December 31, 2010 and 2009, we incurred $15,000 in management fees paid to Mr. Cacace.

Director Fees

On August 26, 2010, Messrs. Jeet Sidhu and Christian Hudson resigned as members of the Board of Directors. We incurred nil and $20,435 in board fees for these non-employee directors for the years ended December 31, 2010 and 2009, respectively. At the time of their separation, certain of their outstanding stock options were fully vested and exercisable. The unvested stock options were immediately cancelled and the stock compensation expense of $33,419 that we had recognized in relation to these unvested options was reversed to general and administrative expenses. For the years ended December 31, 2010 and 2009, we recorded ($24,091) and $29,640, respectively, as stock compensation expense (benefit) related to options granted to these non-employee directors.

In order to fill the vacancies created by the resignations of Messrs. Jeet Sidhu and Christian Hudson, we appointed Messrs. David Jenkins and Joseph Sierchio to the Board of Directors. We have agreed to pay Messrs. Jenkins and Sierchio a monthly fee of $2,000 each for their services. For the years ended December 31, 2010 and 2009, we have incurred $20,000 and nil in management fees paid to Messrs. Jenkins and Sierchio.

Legal Fees

Legal fees expensed for the years ended December 31, 2010 and 2009, totaled $44,188 and $60,250, respectively, were paid or are due to our attorney, Mr. Sierchio, who was appointed to our board effective August 26, 2010.

Item 14.	Principal Accounting Fees and Services

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

The following table presents aggregate fees for professional services rendered by Peterson Sullivan LLP for the years ended December 31, 2010 and 2009.

	Year Ended December 31, 2010	Year Ended December 31, 2009
Audit fees	$36,317	$49,477
Tax fees	4,477	4,343
Total	$40,794	$53,820

Audit Fees

Audit fees for the years ended December 31, 2010 and 2009 consist of the aggregate fees billed by Peterson Sullivan LLP for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim consolidated financial statements included in the quarterly reports on Form 10-Q for the years ended December 31, 2010 and 2009. Audit fees also include services related to providing consents to fulfill the accounting firm’s responsibilities under generally accepted accounting principles.

Tax Fees

Tax Fees for the years ended December 31, 2010 and 2009 consist of the aggregate fees billed by Peterson Sullivan LLP for professional services rendered for tax compliance, tax advice and tax planning.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as a part of this Form 10-K:

1.	Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets as of December 31, 2010 and 2009
•	Statements of Operations for the years ended December 31, 2010 and 2009
•	Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2010 and 2009
•	Statements of Cash Flows for the years ended December 31, 2010 and 2009
•	Notes to Financial Statements

2.	Financial Statement Schedules

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

Janus Resource, Inc.

/s/ Antonino Cacace
Antonino Cacace
President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Antonino Cacace	President, Chief Executive Officer, Principal Executive Officer,	March 30, 2011
Antonino Cacace	Chief Financial Officer, Principal Financial Officer,
Principal Accounting Officer, and Director

/s/ David Jenkins	Director	March 30, 2011
David Jenkins

/s/ Joseph Sierchio	Secretary and Director	March 30, 2011
Joseph Sierchio

Exhibit Index

Exhibit No.	Description of Exhibit

3.1-1
Articles of Incorporation, as amended, of the Company, incorporated by reference and included in the Company’s Registration Statement on Form 10-SB 12g file on May 11, 1999, SEC file number 000-30156-99616992.

3.1-2	Articles of Incorporation, as amended, of the Company incorporated by reference and included in the Company’s Form 8-K file on January 10, 2011, SEC file number 000-30156-11520181.

3.2	By-laws of the Company incorporated by reference and included in the Company’s Registration Statement on Form 10-SB 12g file on May 11, 1999, SEC file number 000-30156-99616992.

10.1
Subscription Agreement, Series A Warrant Agreement, Series B Warrant Agreement, and Registration Rights Agreement for 6,450,000 unit private placement on July 28, 2008, incorporated by reference and included in the Company’s Form 8-K file on August 1, 2008, SEC file number 000-30156-08984771.

10.2
Participation Agreement dated September 9, 2008 with respect to the Stahl #1Well located Fayette County, Texas, incorporated by reference and included in the Company’s Form 8-K file on October 24, 2008, SEC file number 000-30156-081140820.

10.3
Participation Agreement dated September 9, 2008 with respect to the Onnie Ray #1 Well located Lee County, Texas, incorporated by reference and included in the Company’s Form 8-K file on October 24, 2008, SEC file number 000-30156-081140820.

10.4
Participation Agreement dated September 9, 2008 with respect to the Haile #1Well located Frio. County, Texas, incorporated by reference and included in the Company’s Form 8-K file on October 24, 2008, SEC file number 000-30156-081140820.

10.5	2001 Incentive Stock Option Plan, incorporated by reference and included in the Company’s Form S-8 file on October 3, 2003, SEC file number 333-109499-03927730.

14.1	Code of Ethics, incorporated by reference and included in the Company’s Form 10-K file on April 15, 2009, SEC file number 000-30156-09750383.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*

32.1*	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed here within.