Form 10-Q
period 2011-06-30
Janus Resources, Inc.
filed 2011-08-15
CIK 1016708

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 5, 2011, the registrant had 63,075,122 shares of its common stock, par value $0.00001 per share, issued and outstanding.

TABLE OF CONTENTS
JANUS RESOURCES, INC.
(Formerly Entheos Technologies, Inc.)

FORM 10-Q
For the Quarterly Period Ended June 30, 2011

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

JANUS RESOURCES, INC.
(formerly Entheos Technologies, Inc.)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2011	2010

ASSETS
Current assets
Cash and cash equivalents	$1,132,749	$2,052,305
Accounts receivable	14,885	2,615
Total current assets	1,147,634	2,054,920

Oil and gas properties
Proven properties	433,522	432,089
Unproven properties	103,087	103,087
Accumulated depreciation, depletion, amortization and impairment	(511,187)	(508,583)
Oil and gas properties, net	25,422	26,593

Mineral properties	514,155	-

Total assets	$1,687,211	$2,081,513

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$9,080	$9,404
Accounts payable - related parties	3,688	13,270
Warrant liability	2,247,393	5,248,041
Total current liabilities	2,260,161	5,270,715

Long-term liabilities
Asset retirement obligation	53,886	52,558
Total liabilities	2,314,047	5,323,273

STOCKHOLDERS' DEFICIT
Preferred stock: $0.0001 par value: Authorized: 10,000,000 shares Issued and outstanding: nil	-	-
Common stock: $0.00001 par value: Authorized: 200,000,000 shares Issued and outstanding: 63,075,122 shares (2010: 63,075,122)	631	631
Additional paid-in capital	5,462,236	5,462,236
Accumulated deficit	(6,081,693)	(8,704,627)
Accumulated other comprehensive income (loss)	(8,010)	-

Total stockholders' deficit	(626,836)	(3,241,760)

Total liabilities and stockholders' deficit	$1,687,211	$2,081,513

(The accompanying notes are an integral part of these consolidated financial statements)

JANUS TECHNOLOGIES, INC.
(Formerly Entheos Technologies, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenue
Oil and gas sales	$10,080	$12,353	$17,713	$24,087

Expenses
Lease operating expenses	5,590	4,942	10,761	11,639
Exploration costs	101,935	-	101,935	-
General and administrative expenses	132,056	40,085	280,127	131,516
Impairment and depreciation	1,301	22,132	2,604	40,883
Total operating expenses	240,882	67,159	395,427	184,038

Operating Loss	(230,802)	(54,806)	(377,714)	(159,951)

Other income / (expense)
Change in fair value of warrant liability	2,994,812	1,938,524	3,000,648	15,600
	2,994,812	1,938,524	3,000,648	15,600
Net income (loss) attributable to common stockholders	$2,764,010	$1,883,718	$2,622,934	$(144,351)

Earnings per share - basic
Income (loss) per common share	$0.04	$0.03	$0.04	$(0.00)

Weighted average shares outstanding	63,075,122	63,075,122	63,075,122	63,075,122

Earnings per share - diluted
Income (loss) per common share	$0.04	$0.03	$0.04	$(0.00)
Weighted average shares and dilutive potential common shares outstanding	65,669,420	63,075,122	64,447,506	63,075,122

(The accompanying notes are an integral part of these consolidated financial statements)

JANUS RESOURCES, INC.
(Formerly Entheos Technologies, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

						Accumulated
						other	Total
	Common Stock		Additional	Comprehensive	Accumulated	comprehensive	stockholders'
	Shares	Amount	paid-in capital	income (loss)	earnings (deficit)	income (loss)	equity (deficit)

Balance, December 31, 2010	63,075,122	$631	$5,462,236		$(8,704,627)	$-	$(3,241,760)

Comprehensive income:
Net income, June 30, 2011	-	-	-	$2,622,934	2,622,934	-	2,622,934
Foreign currency translation adjustment	-	-	-	(8,010)	-	(8,010)	(8,010)

Total comprehensive income				$2,614,924

Balance, June 30, 2011	63,075,122	$631	$5,462,236		$(6,081,693)	$(8,010)	$(626,836)

(The accompanying notes are an integral part of these financial statements)

JANUS RESOURCES, INC.
(formerly Entheos Technologies, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2011	2010

Cash flows from operating activities
Net income (loss)	$2,622,934	$(144,351)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Impairment and depreciation	2,604	40,883
Stock-based compensation	-	13,991
Accretion of asset retirement obligation	1,328	1,263
Change in fair value of warrant liability	(3,000,648)	(15,600)
Changes in operating assets and liabilities:
Accounts receivable	(12,270)	2,674
Accounts payable & accrued liabilities including related party payables	(9,906)	(32,227)
Net cash flows from operating activities	(395,958)	(133,367)

Cash flows from investing activities
Acquisition of oil and gas properties	(1,433)	(8,119)
Acquisition of mineral properties	(514,155)	-
Net cash flows from investing activities	(515,588)	(8,119)

Effect of exchange rate changes on cash	(8,010)	-
Decrease in cash and cash equivalents	(919,556)	(141,486)
Cash and cash equivalents, beginning of period	2,052,305	2,409,770
Cash and cash equivalents, end of period	$1,132,749	$2,268,284

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements)

JANUS RESOURCES, INC.
(Formerly Entheos Technologies, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Nature of Operations

Janus Resources, Inc. (formerly Entheos Technologies, Inc.) (the “Company”) is in the business of location, acquisition, exploration and, if warranted, development of both mineral exploration properties and oil and gas properties.  The Company pursues oil and gas prospects in partnership with oil and gas companies with exploration, development and production expertise. Currently, its interests consist of non-operating, minority working interests in oil and gas properties. On June 8, 2011, the Company completed the acquisition of the Fostung tungsten property, located in Foster Township, Sudbury, Ontario, Canada.

The Company’s general business strategy is to acquire mineral properties and oil and gas properties either directly or through the acquisition of operating entities. Its continued operations and the recoverability of property costs are dependent upon the existence of economically recoverable mineral and oil and gas reserves, the confirmation of its interest in the underlying properties, its ability to obtain necessary financing to complete development, and future profitable production.

Incorporated under the laws of the State of Nevada, the Company has an authorized capital of 200,000,000 shares of $0.00001 par value common stock, of which 63,075,122 shares are outstanding and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding as of June 30, 2011.

Effective January 5, 2011, the Company changed its name from “Entheos Technologies, Inc.” to “Janus Resources, Inc.” so as to more fully reflect the Company’s operations.

Note 2. Accounting Policies

Basis of Presentation and Principles of Accounting

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (“GAAP”) in the United States (“U.S.”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Therefore, this information should be read in conjunction with Janus Resources, Inc. financial statements and notes contained in its 2010 Annual Report on Form 10-K.  The information furnished herein reflects all adjustment that are, in the opinion of management, necessary for the fair statement of the results for the interim periods reported.  All such adjustments are, in the opinion of management, of a normal recurring nature.  Operating results for the six month period ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

In preparing the accompanying consolidated financial statements, the Company has evaluated information about subsequent events that became available to them through the date the financial statements were issued. This information relates to events, transactions or changes in circumstances that would require us to adjust the amounts reported in the financial statements or to disclose information about those events, transactions or changes in circumstances.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Fostung Resources, Ltd (“Fostung”).  Collectively, they are referred to herein as “the Company”. Significant inter-company accounts and transactions have been eliminated.  Fostung Resources, Ltd. was incorporated on May 10, 2011 in Ontario, Canada.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves once proved reserves are determined to exist. The Company has not yet obtained reserve reports. Management is assessing production data to determine the feasibility of obtaining reserves studies. At June 30, 2011, there were no capitalized costs subject to amortization.

Oil and gas properties without estimated proved reserves are not amortized until proved reserves associated with the properties can be determined or until impairment occurs. As a result of management’s impairment analysis, the Company recorded an impairment loss of $2,604 and $40,883 during the six month periods ended June 30, 2011 and 2010, respectively. The impairment is similar to amortization and therefore is not added to the costs of properties being amortized. See “Note 6. Fair Value Measurement” for further information.

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

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement obligation is included in proven oil and gas properties in the balance sheets. The Company’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties. The asset retirement liability is allocated to operating expense using a systematic and rational method. Asset retirement obligations amounted to $53,886 and $52,558 at June 30, 2011 and December 31, 2010, respectively.

Mineral Properties and Explorations Costs

The Company accounts for its mineral properties on a cost basis whereby all direct costs, net of pre-production revenue, relative to the acquisition of the properties are capitalized.  All sales received are first credited against the costs of the related property, with any excess credited to earnings. Once commercial production has commenced, the net costs of the applicable property will be charged to operations using the unit-of-production method based on estimated proven and probable recoverable reserves. The net costs related to abandoned properties are charged to operations.

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production.

The Company reviews the carrying values of its mineral properties on a regular basis by reference to the project economics including the timing of the exploration and/or development work, the work programs and the exploration results experienced by the Company and others. The review of the carrying value of any producing property will be made by reference to the estimated future operating results and net cash flows. When the carrying value of a property exceeds its estimated net recoverable amount, provision is made for the decline in value.

The recoverability of the amounts recorded for mineral properties is dependent on the confirmation of economically recoverable reserves, confirmation of the Company’s interest in the underlying mineral claims, the ability of the Company to obtain the necessary financing to successfully complete their development and the attainment of future profitable operations or proceeds from disposition.

Estimated costs related to site restoration programs during the commercial development stage of the property are accrued over the life of the project.

Warrant Liability Derivative

The Company evaluates financial instruments for freestanding or embedded derivatives. As part of the July 2008 financing, the Company issued warrants that did not meet the specific conditions for equity classification. The Company is required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value recorded as income (loss). The fair value of the warrants will continue to be classified as a liability until the warrants are exercised, expire or are amended in a way that would no longer require classification as a liability.

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

Comprehensive income

The Company displays comprehensive income (loss) and its components as part of the consolidated statements of stockholders’ equity.  Comprehensive income (loss) is as follows for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income (loss) for the period	$2,764,010	$1,883,718	$2,622,934	$(144,351)
Foreign currency translation adjustments	(8,010)	-	(8,010)	-
Total comprehensive income (loss)	$2,756,000	$1,883,718	$2,614,924	$(144,351)

Accumulated other comprehensive income consists entirely of foreign currency translation adjustments at June 30, 2011 and December 31, 2010.

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

Related Party Transactions

A related party is generally defined as (i) any person who holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone who directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See “Note 9. Related Party Transactions” for further discussion.

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

Fair Values of Financial Instruments

The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in on orderly transaction between market participants. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of maturity of the instruments. See Note 6 for further discussion on fair value of financial instruments.

Recent and Adopted Accounting Pronouncements

From time to time, new accounting guidance is issued by FASB that the Company adopts as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our financial statements upon adoption.

In June 2011, the FASB updated its guidance to make the presentation of comprehensive income more prominent in financial statements. The updated guidance requires companies to present net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements. Presentation in the statement of stockholders’ equity will no longer be permitted. These updates will become effective for the Company for interim and annual periods beginning in 2012, with early adoption permitted. The Company is still in the process of evaluating the manner in which it will implement this guidance.

Note 3. Earnings (Loss) Per Share (EPS)

There were no adjustments to net income in calculating diluted net income per share.  The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Basic weighted average shares outstanding	63,075,122	63,075,122	63,075,122	63,075,122

Effect of dilutive securities - warrants	2,594,298	-	1,372,384	-

Diluted weighted average shares outstanding	65,669,420	63,075,122	64,447,506	63,075,122

Note 4. Oil and Gas Properties

The aggregate amount of capitalized costs relating to crude oil and natural gas producing activities and the aggregate amount of related accumulated depreciation, depletion and amortization at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010	Change ($)
Proven properties	$433,522	$432,089	$1,433
Unproven properties	103,087	103,087	-
	536,609	535,176	1,433
Impairment and depletion, depreciation and amortization	(511,187)	(508,583)	(2,604)
Oil and gas properties, net	$25,422	$26,593	$(1,171)

The Company amortizes all capitalized costs of oil and gas properties on the unit-of-production method using proved reserves. The Company has not obtained reserve studies with estimated proved reserves. Management is assessing production data to determine the feasibility of obtaining reserves studies. Therefore at June 30, 2011 and December 31, 2010 there were no capitalized costs subject to amortization.

Unproven properties costs as of June 30, 2011 and December 31, 2010 are associated with a development oil well which was completed in August 2009 and did not produce. Management has impaired the well to the extent of anticipated salvage value of the equipment.  During January 2011, the operator of this well presented a two-phase drilling plan to the working interest owners that required a significant investment.  Management determined to not participate in the plan due to the required capital investment and the risk of a dry well.  According to the Joint Operating Agreement the Company is subject to non-consent penalties that include a relinquishment of its interest in production from the well in favor of the participating working interest owners until the participating working interest owners have recovered 400% of the costs which would have been borne by the Company if it had elected to participate.

Properties which are not being amortized are assessed quarterly, on a property-by-property basis, to determine whether they are recorded at the lower of cost or fair market value. As a result of this analysis and lack of reserve studies, the Company recorded an impairment loss of $2,604 and $40,883 for the six month periods ended June 30, 2011 and 2010, respectively. The impairment is similar to amortization and therefore is not added to the cost of properties being amortized.

Asset Retirement Obligation

The following table summarizes the activity for the Company’s asset retirement obligations:

	June 30,	December 31,
	2011	2010
Asset retirement obligations, beginning of period	$52,558	$50,000
Accretion expense	1,328	2,558
Asset retirement obligations, end of period	53,886	52,558
Less: current portion	-	-
Long-term asset retirement obligations, end of period	$53,886	$52,558

Note 5. Mineral Properties and Exploration Expenses

Foster Township, Sudbury Ontario, Canada – Fostung Tungsten Property

On June 8, 2011, pursuant to an asset purchase agreement, the Company paid CAD $500,000 in cash for the acquisition of EMC Metals Corp's. 100% leasehold interest in two mining leases known as the Fostung tungsten property. The Fostung tungsten property consists of two contiguous claim blocks of 30 claims totaling 485 hectors.  The nine claims covered by Mining Lease 108592 ("Lease One") expire on October 31, 2031. The twenty one claims covered by Mining Lease 105604 ("Lease Two") which originally expired on March 31, 2011 are in the process of being renewed and extended three years to 2014 by the Ministry of Northern Development, Mines and Forestry ("MNDMF").  The Company has performed the necessary assessment work and applied to the MNDMF to extend the expiry of Lease Two to October 2032. The Fostung property is located in Foster Township, Sudbury Mining Division, Ontario, Canada.  It is approximately 8 kilometers southeast of the town of Espanola and 70 kilometers west-southwest of the town of Sudbury. An excellent all-weather gravel road extends from Espanola, crossing the property and providing access to the west bay of Lake Panache.

A production bonus in the amount of CAD $500,000 is payable to Breakwater Resources Ltd. by the Company within thirty business days following the commencement of commercial production from the property. A 1% net smelter return royalty on the property is also payable to Breakwater Resources Ltd. by the Company. No capitalized costs have been amortized as of June 30, 2011. The Company did not incur any impairment of these capitalized costs through June 30, 2011.

Note 6. Fair Value Measurement

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are reported at fair value on a recurring basis in the Company’s Balance Sheet. The following methods and assumptions were used to estimate the fair values:

Warrant Liability. Warrant liability derivatives are valued at each quarter-end using the Black-Scholes option pricing model and are affected by changes in inputs to that model including the Company’s stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. These unobservable inputs reflect the Company’s own assumptions that market participants would use in pricing the liability. Given the unobservable nature of the inputs, the measurement of fair value is deemed to use Level 3 inputs. The changes in value are recognized as other income (expense) in the statements of operations. A reconciliation of the beginning and ending balances and changes in the warrant liability is included in Note 7.

The following table presents the Company’s financial liabilities, which were accounted for at fair value on a recurring basis as of June 30, 2011, by level within the fair value hierarchy.

	June 30, 2011
	Level 1	Level 2	Level 3	Total
LIABILITIES
Warrant liability	$-	$-	$2,247,393	$2,247,393

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

Asset Retirement Obligation. The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, “ Asset Retirement and Environmental Obligations .” The income valuation technique is utilized by the Company to determine the fair value of the liability at the point of inception by taking into account 1) the cost of abandoning oil and gas wells, which is based on the Company’s historical experience for similar work, or estimates from independent third-parties; 2) the economic lives of its properties, which is based on estimates by management; 3) the inflation rate; and 4) the credit adjusted risk-free rate, which takes into account the Company’s credit risk and the time value of money. Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 4 for a summary of changes in the Company’s ARO liability.

The following table presents the Company’s financial assets and liabilities, which were accounted for at fair value on a non-recurring basis as of June 30, 2011, by level within the fair value hierarchy.

	June 30, 2011
	Level 1	Level 2	Level 3	Total
ASSETS
Oil and gas properties, net	$-	$-	$25,422	$25,422

LIABILITIES
Asset retirement obligation	$-	$-	$53,886	$53,886

The following table presents the Company’s financial assets and liabilities, which were accounted for at fair value on a non-recurring basis as of December 31, 2010, by level within the fair value hierarchy.

	December 31, 2010
	Level 1	Level 2	Level 3	Total
ASSETS
Oil and gas properties, net	$-	$-	$26,593	$26,593

LIABILITIES
Asset retirement obligation	$-	$-	$52,558	$52,558

Note 7. Stockholders’ Equity

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

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. No warrants were exercised during the six month periods ended June 30, 2011 and June 30, 2010.

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

As of June 30, 2011, the Company has not sold any shares of common stock or common stock equivalents that would result in an adjustment to the exercise price or number of shares of common stock underlying the warrants outstanding. Additionally, the Company does not intend to sell any shares of common stock or common stock equivalents at a price that is below the exercise price of the warrants, prior to their expiration dates, which would result in a Dilutive Issuance. Since the Company determined that the future probability of a Dilutive Issuance is deemed unlikely, it did not have a material impact on the fair value estimate of the warrant liability at June 30, 2011 as it relates to the Series A or Series B Warrants.

At June 30, 2011, the Company valued the warrant liability using a Black-Scholes model (Level 3 inputs) containing the following assumptions:

	Series A Warrants	Series B Warrants
Warrants outstanding and exercisable at June 30, 2011	6,450,000	6,450,000
Exercise price	$0.60	$0.75
Black-Scholes option pricing model assumptions:
Risk-free interest rate	0.100%	0.100%
Expected term (in years)	0.50	0.50
Expected volatility	47.12%	47.12%
Dividend per share	$0	$0
Expiration date	December 31, 2011	December 31, 2011

The following table is a roll forward of the fair value of the warrant liability related to the common stock warrants using the Black-Scholes assumptions as of June 30, 2011 (Level 3 inputs):

	Series A Warrants	Series B Warrants	Total
Balance as of December 31, 2010	$2,744,200	$2,503,841	$5,248,041
Change in fair value	58,652	(64,488)	(5,836)
Ending balance, March 31, 2011	$2,802,852	$2,439,353	$5,242,205
Change in fair value	(1,367,682)	(1,627,130)	(2,994,812)
Ending balance, June 30, 2011	$1,435,170	$812,223	$2,247,393

As a result of adjusting the warrant liability to fair value, the Company recorded a non-cash gain of $1,367,682 and $1,627,130 relating to the Series A and Series B Warrants, respectively, for the three month period ended June 30, 2011.

Note 8. Commitments and Contingencies

As part of the acquisition of the Fostung tungsten property, located in Foster Township, Sudbury Mining Division, Ontario, Canada, the Company will pay to Breakwater Resources Ltd. (i) a Production Bonus in the amount of CAD $500,000 within thirty (30) business days following the commencement of commercial production from the property and (ii) a 1% Net Smelter Return royalty.

Note 9. Related Party Transactions

Legal Fees

Legal fees expensed for the three and six month periods ended June 30, 2011, totaled $18,375 (2010: $1,405) and $34,017 (2010: $10,435), respectively, were paid or are due to the Company’s attorney, Mr. Sierchio, who was appointed to the board effective August 26, 2010.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three-months ended June 30, 2011, and specifically in the items entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes," "plans," "intend," "scheduled," "potential," "continue," "estimates," "hopes," "goal," "objective," expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

Overview

Incorporated under the laws of the State of Nevada, we have an authorized capital of 200,000,000 shares of $0.00001 par value common stock, of which 63,075,122 shares are outstanding and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding as of June 30, 2011.

Our principal executive offices are located at 430 Park Avenue, Suite 702, New York, NY, 10022.  Our telephone number is 800-755-5815.

Description of Business

Janus Resources, Inc. (formerly Entheos Technologies, Inc.) (the “Company”, “we”, “us”, and “our”) is in the business of location, acquisition, exploration and, if warranted, development of both mineral exploration properties and oil and gas properties.  The Company pursues oil and gas prospects in partnership with oil and gas companies with exploration, development and production expertise. Currently, its interests consist of non-operating, minority working interests in oil and gas properties. On June 8, 2011, the Company completed the acquisition of the Fostung tungsten property, located in Foster Township, Sudbury, Ontario, Canada.

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

On June 14, 2011, we completed the acquisition of the Fostung tungsten property, located in Foster Township, Sudbury, Ontario, Canada, from EMC Metals Corp. The sale price was CAD $500,000 cash, for 100% of the property rights.

The Fostung tungsten property was originally discovered and staked by local prospectors in 1966.  Union Carbide Corporation (“UCC”) optioned the claims in 1978 and pursued a large tonnage, lower grade skarn deposit with an exploration program that represents most of the money and work that has been expended throughout the property’s history.  Breakwater Resources Ltd. (“Breakwater”) of Toronto, Canada optioned the property from UCC in 1988, and subsequently sold the property to EMC Metals Corp. (Golden Predator Corp.), in 2007. An independent National Instrument 43-101 technical report and resource estimate on the property was prepared in November of 2007 by SRK Consulting, of Lakewood, Colorado.  That initial resource report presented an inferred resource estimate of 12.4 million tonnes, grading 0.213% WO 3, with a cut-off grade of 0.125%.  SRK based this estimate on data from a total of 43 diamond core drill holes and an aggregate of 9,185 meters of drill results.

The property was subject to a production bonus payable to Breakwater, which was renegotiated from a common share payment to a straight cash payment of CAD $500,000, and which was assumed by the Company.  A 1% net smelter return royalty on the property, also payable to Breakwater, was also assumed by the Company.

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

We utilize the full cost method of accounting for our oil and gas activities. In accordance with the full cost method of accounting, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs and related asset retirement costs, are capitalized.  Net capitalized costs associated with oil and gas properties as of June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30,	December 31,
	2011	2010	Change ($)
Proven properties	$433,522	$432,089	$1,433
Unproven properties	103,087	103,087	-
	536,609	535,176	1,433
Impairment and depletion, depreciation and amortization	(511,187)	(508,583)	(2,604)
Oil and gas properties, net	$25,422	$26,593	$(1,171)

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves once proved reserves are determined to exist. The Company has not yet obtained reserve reports. Management is assessing production data to determine the feasibility of obtaining reserves studies. At June 30, 2011, there were no capitalized costs subject to amortization.

Oil and gas properties without estimated proved reserves are not amortized until proved reserves associated with the properties can be determined or until impairment occurs. As a result of management’s impairment analysis, the Company recorded an impairment loss of $2,604 and $40,883 during the six month periods ended June 30, 2011 and 2010, respectively. The impairment is similar to amortization and therefore is not added to the costs of properties being amortized. See “Note 6. Fair Value Measurement” for further information.

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

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement obligation is included in proven oil and gas properties in the balance sheets. The Company’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties. After their initial capitalization, the asset retirement obligation is allocated to operating expense using a systematic and rational method. Asset retirement obligations amounted to $53,886 and $52,558 at June 30, 2011 and December 31, 2010, respectively.

Warrant Liability Derivative

The Company evaluates financial instruments for freestanding or embedded derivatives. As part of the July 2008 financing, the Company issued warrants that did not meet the specific conditions for equity classification. The Company is required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value recorded as income (loss). The fair value of the warrants will continue to be classified as a liability until the warrants are exercised, expire or are amended in a way that would no longer require classification as a liability.

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

Mineral Properties and Explorations Costs

The Company accounts for its mineral properties on a cost basis whereby all direct costs, net of pre-production revenue, relative to the acquisition of the properties are capitalized.  All sales received are first credited against the costs of the related property, with any excess credited to earnings. Once commercial production has commenced, the net costs of the applicable property will be charged to operations using the unit-of-production method based on estimated proven and probable recoverable reserves. The net costs related to abandoned properties are charged to operations.

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production.

The Company reviews the carrying values of its mineral properties on a regular basis by reference to the project economics including the timing of the exploration and/or development work, the work programs and the exploration results experienced by the Company and others. The review of the carrying value of any producing property will be made by reference to the estimated future operating results and net cash flows. When the carrying value of a property exceeds its estimated net recoverable amount, provision is made for the decline in value.

The recoverability of the amounts recorded for mineral properties is dependent on the confirmation of economically recoverable reserves, confirmation of the Company’s interest in the underlying mineral claims, the ability of the Company to obtain the necessary financing to successfully complete their development and the attainment of future profitable operations or proceeds from disposition.

Estimated costs related to site restoration programs during the commercial development stage of the property are accrued over the life of the project.

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
 Glossary of Certain Mineral Exploration Terms

The following is a description of the meanings of some mineral exploration terms used in this filing:

"Net Smelter Return ("NSR") royalties are based on the value of production or net proceeds received by the operator from a smelter or refinery. These proceeds are usually subject to deductions or charges for transportation, insurance, smelting and refining costs as set out in the royalty agreement. For gold royalties, the deductions are generally minimal while for base metal projects, the deductions can be much more substantial. This type of royalty provides cash flow that is free of any operating or capital costs and environmental liabilities. A smaller percentage NSR in a project can effectively equate to the economic value of a larger percentage profit or working interest in the same project.

Results of Operations

The following table sets forth certain unaudited operating information with respect to the Company's oil and gas operations for the periods indicated:

	Three Months Ended June 30,
	2011	2010	change	% change
Production:
Oil (Bbls)	81.7	130.0	(48.3)	(37)%
Gas (Mcf)	201.6	336.8	(135.2)	(40)%
Total production (BOE)	115.3	186.1	(70.8)	(38)%
Average daily production (BOE)	1.3	2.1	(0.8)	(38)%
% oil of production	71%	70%	1%	1%

Average sales price:
Oil (per Bbl)	$96.56	$76.19	$20.37	27%
Gas (per Mcf)	$10.88	$7.27	$3.61	50%
Total production (per BOE)	$87.42	$66.37	$21.05	32%

Oil and gas revenues:
Oil revenue	$7,886	$9,904	$(2,018)	(20)%
Gas revenue	$2,194	$2,449	$(255)	(10)%
Total	$10,080	$12,353	$(2,273)	(18)%
Lease operating expenses	$5,590	$4,942	$648	13%

Additional per BOE data:
Sales price	$87.42	$66.37	$21.05	32%
Lease operating expenses	$48.48	$26.55	$21.93	83%
Operating Margin per BOE	$38.93	$39.82	$(0.89)	(2)%

Impairment and DDA	$1,301	$22,132	$(20,831)	(94)%

Exploration costs	$101,935	$-	$101,935	100%

General and administrative:
Management fees	$21,000	$14,496	$6,504	45%
Accounting & legal	$59,935	$15,027	$44,908	299%
Consulting, travel, and investor relations	$51,121	$10,562	$40,559	384%
Total	$132,056	$40,085	$91,971	229%

Change in fair value of warrant liability	$2,994,812	$1,938,524	$1,056,288	54%

	Six Months Ended June 30,
	2011	2010	change	% change
Production:
Oil (Bbls)	147.8	256.4	(108.6)	(42)%
Gas (Mcf)	443.3	674.1	(230.8)	(34)%
Total production (BOE)	221.7	368.7	(147.0)	(40)%
Average daily production (BOE)	2.5	2.0	0.5	24%
% oil of production	67%	70%	(3)%	(4)%

Average sales price:
Oil (per Bbl)	$91.04	$73.49	$17.55	24%
Gas (per Mcf)	$9.61	$7.78	$1.83	24%
Total production (per BOE)	$79.90	$65.33	$14.57	22%

Oil and gas revenues:
Oil revenue	$13,453	$18,840	$(5,387)	(29)%
Gas revenue	$4,260	$5,247	$(987)	(19)%
Total	$17,713	$24,087	$(6,374)	(26)%
Lease operating expenses	$10,761	$11,639	$(878)	(8)%

Additional per BOE data:
Sales price	$79.90	$65.33	$14.57	22%
Lease operating expenses	$48.54	$31.57	$16.97	54%
Operating Margin per BOE	$31.35	$33.76	$(2.41)	(7)%

Impairment and DDA	$2,604	$40,883	$(38,279)	(94)%

Exploration costs	$101,935	$-	101,935	100%

General and administrative:
Management fees	$42,000	$28,992	$13,008	45%
Accounting & legal	$132,985	$73,078	$59,907	82%
Consulting, travel, and investor relations	$105,142	$29,446	$75,696	257%
Total	$280,127	$131,516	$148,611	113%

Change in fair value of warrant liability	$3,000,648	$15,600	$2,985,048	19135%

Total Revenue

Total oil and gas revenues decreased 18% to $10,080 from $12,353 comparatively for the three-month periods ended June 30, 2011 to 2010 due to a decrease in production from the natural decline in the reservoirs. Average daily production on an equivalent basis for the three-month period ended June 30, 2011 was 1.3 BOE compared to 2.1 BOE for the same period in 2010 which represents a decrease of 35%.  Oil comprised 71% of our production volume for the three month period ended June 30, 2011 compared to 70% for the same period in 2010.

Oil Revenue

Oil production for the three-months ended June 30, 2011 and 2010 was 81.7 barrels and 130.0 barrels, respectively and generated revenue of $7,886 and $9,904, respectively, for an average price per barrel of $96.56 and $76.19, respectively. The 37% decrease in production was offset by the 27% increase in price per barrel.

Oil production for the six-months ended June 30, 2011 and 2010 was 147.8 barrels and 256.4 barrels, respectively and generated revenue of $13,453 and $18,840, respectively, for an average price per barrel of $91.04 and $73.49, respectively. The 42% decrease in production was offset by the 24% increase in price per barrel.

Gas Revenue

Gas production for the three-months ended June 30, 2011 and 2010 was 201.6 and 336.8 Mcf, respectively, and generated revenue of $2,194 and $2,449, respectively, for an average price per Mcf of $10.88 and $7.27, respectively.  The 40% decrease in production was offset by a 50% increase in price per Mcf.  We continue to receiving premium pricing on gas production due to high quality, or high Btu, gas.

Gas production for the six-months ended June 30, 2011 and 2010 was 443.3 and 674.1 Mcf, respectively, and generated revenue of $4,260 and $5,247, respectively, for an average price per Mcf of $9.61 and $7.78, respectively.  The 34% decrease in production was offset by a 24% increase in price per Mcf.  We continue to receiving premium pricing on gas production due to high quality, or high Btu, gas.

Lease Operating Expenses

Lease operating expenses for the three-months ended June 30, 2011 and 2010 were $5,590 and $4,942, respectively, representing a 13% increase.

Lease operating expenses for the six-months ended June 30, 2011 and 2010 were $10,761 and $11,639, respectively, representing an 8% decrease.

Impairment and DDA

Depreciation, depletion, and amortization totaled by $1,301 and $22,132 for the three-months ended June 30, 2011 and 2010, respectively, and was determined using a systematic and rational method.  Impairment for both three-months ended June 30, 2011 and 2010 was $nil as the Company believes that the carrying costs approximated fair market value.

Depreciation, depletion, and amortization totaled by $2,604 and $40,883 for the six-months ended June 30, 2011 and 2010, respectively, and was determined using a systematic and rational method.  Impairment for both six-months ended June 30, 2011 and 2010 was $nil as the Company believes that the carrying costs approximated fair market value.

Exploration Costs

Exploration costs for the three and six month periods ended June 30, 2011 were $101,935 as the Company completed its first acquisition of a mineral property in June 2011.  Expenses incurred were primarily for an airborne geophysical survey of the property.

Management Fees

Management fees for the three-months ended June 30, 2011 were $21,000 and $14,496, respectively. The $6,504 increase is due to a change in compensation structure upon the change in the management team in August 2010.  The changes in the compensation structure include monthly compensation for services provided as executives and board members but do not include stock option based compensation.

Management fees for the six-months ended June 30, 2011 were $42,000 and $28,992, respectively. The $13,008 increase is due to a change in compensation structure upon the change in the management team in August 2010.  The changes in the compensation structure include monthly compensation for services provided as executives and board members but do not include stock option based compensation.

Accounting and Legal Fees

Accounting and legal expenses for the three-months ended June 30, 2011 and 2010 were $59,935 and $15,027, respectively. The $44,908 increase is due to increases in accounting fees due to the change in management in August 2010, and an increase in legal fees due to the acquisition of the Fostung mineral property.

Accounting and legal expenses for the six-months ended June 30, 2011 and 2010 were $132,985 and $73,078, respectively. The $59,907 increase is due to increases in accounting fees due to the change in management in August 2010, and an increase in legal fees due to the acquisition of the Fostung mineral property.

Consulting, Travel and Investor Relations

Consulting, travel and investor relations expenses for the three month periods ended June 30, 2011 and 2010 were $51,121 and $10,562, respectively.  The $40,559 increase is due to an increase in consulting fees of $22,189 and an increase in travel expense of $20,160 as the Company explores investment opportunities; and a decrease of $1,790 in office, facilities fees and investor relations.

Consulting, travel and investor relations expenses for the six month periods ended June 30, 2011 and 2010 were $105,142 and $29,446, respectively.  The $75,696 increase is due to an increase in consulting fees of $42,452 and an increase in travel expense of $41,482 as the Company explored investment opportunities; and a decrease of $8,238 in office, facilities fees and investor relations.

Change in Fair Value of Warrant Liability

We measure the fair value of the warrant liability in accordance with ASC 820 Fair Value Measurement and Disclosure which emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). At the end of each reporting period, we revalue the warrant liability using a Black-Scholes model (Level 3 inputs). As a result of adjusting the warrant liability to fair value, we recorded a non-cash gain of $1,367,682 and $1,627,130 relating to the Series A and Series B Warrants, respectively, for the three-months ended June 30, 2011.

For the six-month period ended June 30, 2011, we recorded a non-cash gain of $1,309,030 and $1,691,618 relating to the Series A and Series B Warrants, respectively.

Liquidity and Capital Resources

We had cash and cash equivalents of $1,132,749 and $2,052,305 as of June 30, 2011 and December 31, 2010, respectively. We have financed our operations from cash on hand for the six-months ended June 30, 2011.

Net cash flows used in operating activities was ($395,958) for the six -months ended June 30, 2011 compared to net cash used in operating activities of ($133,367) for the six-month ended June 30, 2010 for an increase of $262,591.  Cash used for operating activities increased due to exploration costs of the Fostung tungsten mineral property located in Ontario, Canada, in the amount $101,935, the remaining increase of $160,656 is due to increased general and administrative expenses.

Cash used in investing activities was $515,588 for the six-months ended June 30, 2011, compared to cash used in investing activities of $8,119 for the six-months ended June 30, 2010.  The increase is due is primarily due to the acquisition of the Fostung tungsten property.

We had no cash used or generated in financing activities for the six month periods ended June 30, 2011 and 2010.

Recently Issued Accounting Pronouncements

See Note 2 in the Notes to the Financial Statements in this Report.

Related Party Transactions

See Note 9 in the Notes to the Financial Statements in this Report.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company’s principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of June 30, 2011.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

The following risk factors are material changes to those risk factors previously presented in our December 31, 2010 Annual Report on Form 10-K filed with the SEC on March, 30, 2011.

Risks Associated with the Mineral Exploration and Development Side of Our Business.

The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that the exploration of any of the properties in which we have or may acquire an interest will uncover commercially exploitable mineral reserves. It is likely that such properties will not contain any reserves and, in all likelihood, any funds spent on exploration will probably be lost. In addition, problems such as unusual or unexpected geological formations or other variable conditions are involved in exploration and, often result in unsuccessful exploration efforts.

In addition, due to our limited capital and mineralized materials, we are limited in the amount of exploration work we can do. As a result, our already low probability of successfully locating mineral reserves will be reduced significantly further. Therefore, we may not find a commercial mineable ore deposit prior to exhausting our funds. Furthermore, exploration costs may be higher than anticipated, in which case, the risk of utilizing all of our funds prior to locating any ore deposits shall be greatly increased. Factors that could cause exploration costs to increase are: adverse conditions, difficult terrain and shortages of qualified personnel.

Because we do not have any revenues from mining operations, we expect to incur operating losses for the foreseeable future.

Prior to completing exploration on our mineral properties, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. If we are unable to generate financing to continue the exploration of our mineral properties, we will fail and you will lose your entire investment in this offering.

None of the mineralized material properties in which we have an interest or the right to earn an interest have any known reserves.

We currently have an interest or the right to earn an interest in one (1) property, which does not have any reserves. Based on our exploration activities through the date of this document, we do not have sufficient information upon which to assess the ultimate success of our exploration efforts. If we do not establish mineral reserves we may be required to curtail or suspend our operations, in which case the market value of our common stock may decline and you may lose all or a portion of your investment.

We have only completed the initial stages of exploration of our property, and thus have no way to evaluate whether we will be able to operate the mineral exploration and development side of our business successfully. To date, we have been involved primarily in acquiring interests in properties and in conducting preliminary exploration of our property.

We are subject to all the risks inherent to mineral exploration, which may have an adverse affect on our business operations.

Potential investors should be aware of the difficulties normally encountered by mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. If we are unsuccessful in addressing these risks, our business will likely fail and you will lose your entire investment.

We are subject to the numerous risks and hazards inherent to the mining industry and resource exploration including, without limitation, the following:

•	interruptions caused by adverse weather conditions; and
•	unforeseen limited sources of supplies resulting in shortages of materials, equipment and availability of experienced manpower.

The prices and availability of such equipment, facilities, supplies and manpower may change and have an adverse effect on our operations, causing us to suspend operations or cease our activities completely.

It is possible that our title for the mineral properties in which we have an interest will be challenged by third parties.

We have not obtained title insurance for our property. It is possible that the title to the property in which we have our interest will be challenged or impugned. If such claims are successful, we may lose our interest in such property.

Our failure to compete with our competitors in mineral exploration for financing, acquiring mining claims, and for qualified managerial and technical employees will cause our business operations to slow down or be suspended.

Our competition includes large established mineral exploration companies with substantial capabilities and with greater financial and technical mineralized materials than we have. As a result of this competition, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable. We may also compete with other mineral exploration companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration programs may be slowed down or suspended.

Compliance with environmental regulations applicable to our operations may adversely affect our capital liquidity.

All phases of our operations in Canada, where our property is located, will be subject to environmental regulations. Environmental legislation in Canada is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. It is possible that future changes in environmental regulation will adversely affect our operations as compliance will be more burdensome and costly.

Because we have not allocated any money for reclamation of any of our mining claims, we may be subject to fines if a mining claim is not restored to its original condition upon termination of our activities.

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

10.2	Participation Agreement dated September 9, 2008 with respect to the Stahl #1 Well located Fayette County, Texas. 8-K filing dated October 24, 2008.

10.3	Participation Agreement dated September 9, 2008 with respect to the Onnie Ray #1 Well located Lee County, Texas. 8-K filing dated October 24, 2008.

10.4	Participation Agreement dated September 9, 2008 with respect to the Haile #1 Well located Frio County, Texas. 8-K filing dated October 24, 2008.

10.5	2001 Incentive Stock Option Plan (exhibit 99.1). S-8 filing dated October 3, 2003.

10.6	Purchase and Sale Agreement for the acquisition of the Fostung Tungsten Property. 8-K filing dated May 7, 2011.

14.1	Code of Ethics. 10-K filing dated April 14, 2009.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*

32.1*	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed here within.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of August, 2011.

Janus Resources, Inc.
(Registrant)

Date	Signature	Title
August 12, 2011	/s/ Antonino Cacace	President, Chief Executive Officer,
	Antonino Cacace	Chief Financial Officer and Director