Form 10-Q
period 2011-09-30
Janus Resources, Inc.
filed 2011-11-09
CIK 1016708

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 7, 2011, the registrant had 63,075,122 shares of its common stock, par value $0.00001 per share, issued and outstanding.

TABLE OF CONTENTS
JANUS RESOURCES, INC.
(Formerly Entheos Technologies, Inc.)

FORM 10-Q
For the Quarterly Period Ended September 30, 2011

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

JANUS RESOURCES, INC.
(formerly Entheos Technologies, Inc.)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2011	2010

ASSETS
Current assets
Cash and cash equivalents	$964,448	$2,052,305
Accounts receivable	16,091	2,615
Prepaid expenses	3,870	-
Total current assets	984,409	2,054,920

Oil and gas properties
Proven properties	433,522	432,089
Unproven properties	97,838	103,087
Accumulated depreciation, depletion, amortization and impairment	(511,517)	(508,583)
Oil and gas properties, net	19,843	26,593

Mineral properties	484,100	-

Total assets	$1,488,352	$2,081,513

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$24,518	$9,404
Accounts payable - related parties	8,488	13,270
Warrant liability	888,941	5,248,041
Total current liabilities	921,947	5,270,715

Long-term liabilities
Asset retirement obligation	54,596	52,558
Total liabilities	976,543	5,323,273

Stockholders' equity (deficit)
Preferred stock: $0.0001 par value: Authorized: 10,000,000 shares Issued and outstanding: nil	-	-
Common stock: $0.00001 par value: Authorized: 200,000,000 shares Issued and outstanding: 63,075,122 shares (2010: 63,075,122)	631	631
Additional paid-in capital	5,462,236	5,462,236
Accumulated deficit	(4,912,476)	(8,704,627)
Accumulated other comprehensive income (loss)	(38,582)	-

Total stockholders' equity (deficit)	511,809	(3,241,760)

Total liabilities and stockholders' equity (deficit)	$1,488,352	$2,081,513

(The accompanying notes are an integral part of these consolidated financial statements)

JANUS TECHNOLOGIES, INC.
(Formerly Entheos Technologies, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Revenue
Oil and gas sales	$6,095	$6,150	$23,808	$30,237

Expenses
Lease operating expenses	5,319	4,247	16,080	15,886
Exploration costs	39,828	-	141,763	-
General and administrative expenses	151,993	62,021	432,121	193,536
Impairment and depreciation	331	12,113	2,934	52,996
Total operating expenses	197,471	78,381	592,898	262,418

Operating Loss	(191,376)	(72,231)	(569,090)	(232,181)

Other income / (expense)
Change in fair value of warrant liability	1,358,452	1,068,044	4,359,100	1,083,644
Gain on disposal of assets	2,141	-	2,141	-
	1,360,593	1,068,044	4,361,241	1,083,644
Net income
attributable to common stockholders	$1,169,217	$995,813	$3,792,151	$851,463

Earnings per share - basic
Income per common share	$0.02	$0.02	$0.06	$0.01

Weighted average shares outstanding	63,075,122	63,075,122	63,075,122	63,075,122

Earnings per share - diluted
Income per common share	$0.02	$0.02	$0.06	$0.01
Weighted average shares and dilutive potential common shares outstanding	64,501,373	63,075,122	64,465,803	63,075,122

(The accompanying notes are an integral part of these consolidated financial statements)

JANUS RESOURCES, INC.
(Formerly Entheos Technologies, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

						Accumulated
						other	Total
	Common Stock		Additional	Comprehensive	Accumulated	comprehensive	stockholders'
	Shares	Amount	paid-in capital	income	earnings (deficit)	income (loss)	equity (deficit)

Balance, December 31, 2010	63,075,122	$631	$5,462,236		$(8,704,627)	$-	$(3,241,760)

Comprehensive income:
Net income, September 30, 2011	-	-	-	$3,792,151	3,792,151	-	3,792,151
Foreign currency translation adjustment	-	-	-	(38,582)	-	(38,582)	(38,582)

Total comprehensive income				$3,753,569

Balance, September 30, 2011	63,075,122	$631	$5,462,236		$(4,912,476)	$(38,582)	$511,809

(The accompanying notes are an integral part of these consolidated financial statements)

JANUS RESOURCES, INC.
(formerly Entheos Technologies, Inc.)
CONSOLDIATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2011	2010

Cash flows from operating activities
Net income	$3,792,151	$851,463
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Impairment and depreciation	2,934	52,996
Stock-based compensation	-	(36,138)
Accretion of asset retirement obligation	2,038	1,906
Change in fair value of warrant liability	(4,359,100)	(1,083,644)
Gain on disposal of assets	(2,141)	-
Changes in operating assets and liabilities:
Accounts receivable	(13,476)	7,327
Inventory	-	(2,507)
Prepaid expenses	(3,870)	-
Accounts payable & accrued liabilities including related party payables	10,332	(11,929)
Net cash flows from operating activities	(571,132)	(220,526)

Cash flows from investing activities
Acquisition of oil and gas properties	(1,433)	(8,523)
Proceeds from disposal of oil and gas properties	7,390	-
Acquisition of mineral properties	(484,100)	-
Net cash flows from investing activities	(478,143)	(8,523)

Effect of exchange rate changes on cash	(38,582)	-
Decrease in cash and cash equivalents	(1,087,857)	(229,049)
Cash and cash equivalents, beginning of period	2,052,305	2,409,770
Cash and cash equivalents, end of period	$964,448	$2,180,721

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-

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

Incorporated under the laws of the State of Nevada, the Company has an authorized capital of 200,000,000 shares of $0.00001 par value common stock, of which 63,075,122 shares are outstanding and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding as of September 30, 2011.

Effective January 5, 2011, the Company changed its name from “Entheos Technologies, Inc.” to “Janus Resources, Inc.” so as to more fully reflect the Company’s operations.

Note 2. Accounting Policies

Basis of Presentation and Principles of Accounting

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (“GAAP”) in the United States (“U.S.”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Therefore, this information should be read in conjunction with Janus Resources, Inc. financial statements and notes contained in its 2010 Annual Report on Form 10-K.  The information furnished herein reflects all adjustment that are, in the opinion of management, necessary for the fair statement of the results for the interim periods reported.  All such adjustments are, in the opinion of management, of a normal recurring nature.  Operating results for the nine month period ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Fostung Resources, Ltd (“Fostung”).  Collectively, they are referred to herein as “the Company”. Significant intra-entity accounts and transactions have been eliminated.  Fostung Resources, Ltd. was incorporated on May 10, 2011 in Ontario, Canada.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves once proved reserves are determined to exist. The Company has not yet obtained reserve reports. Management is assessing production data to determine the feasibility of obtaining reserves studies. At September 30, 2011, there were no capitalized costs subject to amortization.

Oil and gas properties without estimated proved reserves are not amortized until proved reserves associated with the properties can be determined or until impairment occurs. As a result of management’s impairment analysis, the Company recorded an impairment loss of $2,934 and $19,621 during the nine month periods ended September 30, 2011 and 2010, respectively. The impairment is similar to amortization and therefore is not added to the costs of properties being amortized. See “Note 6. Fair Value Measurement” for further information.

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

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement obligation is included in proven oil and gas properties in the balance sheets. The Company’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties. The asset retirement liability is allocated to operating expense using a systematic and rational method. Asset retirement obligations amounted to $54,596 and $52,558 at September 30, 2011 and December 31, 2010, respectively.

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

Foreign Currency Translation

For operations outside of the U.S. that prepare financial statements in currencies other than U.S. dollars, the Company translates the financial statements into U.S. dollars.  Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates, except for equity transactions and advances not expected to be repaid in the foreseeable future, which are translated at historical costs.  The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as a separate component in other comprehensive income (loss).

Comprehensive income

The Company displays comprehensive income (loss) and its components as part of the consolidated statements of stockholders’ equity.  Comprehensive income (loss) is as follows for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income (loss) for the period	$1,169,217	$995,813	$3,792,151	$851,463
Foreign currency translation adjustments	(30,572)	-	(38,582)	-
Total comprehensive income (loss)	$1,138,645	$995,813	$3,753,569	$851,463

Accumulated other comprehensive income consists entirely of foreign currency translation adjustments at September 30, 2011 and December 31, 2010.

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

Note 3. Earnings (Loss) Per Share (EPS)

There were no adjustments to net income in calculating diluted net income per share.  The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Basic weighted average shares outstanding	63,075,122	63,075,122	63,075,122	63,075,122

Effect of dilutive securities - warrants	1,426,251	-	1,390,681	-

Diluted weighted average shares outstanding	64,501,373	63,075,122	64,465,803	63,075,122

Note 4. Oil and Gas Properties

The aggregate amount of capitalized costs relating to crude oil and natural gas producing activities and the aggregate amount of related accumulated depreciation, depletion and amortization at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010	Change ($)
Proven properties	$433,522	$432,089	$1,433
Unproven properties	97,838	103,087	(5,249)
	531,360	535,176	(3,816)
Impairment and depletion, depreciation and amortization	(511,517)	(508,583)	(2,934)
Oil and gas properties, net	$19,843	$26,593	$(6,750)

The Company amortizes all capitalized costs of oil and gas properties on the unit-of-production method using proved reserves, if available. The Company has not obtained reserve studies with estimated proved reserves. Management is assessing production data to determine the feasibility of obtaining reserves studies. Therefore at September 30, 2011 and December 31, 2010 there were no capitalized costs subject to amortization.

Unproven properties costs as of September 30, 2011 and December 31, 2010 are associated with a development oil well which was completed in August 2009 and did not produce. Management has impaired the well to the extent of anticipated salvage value of the equipment.  During January 2011, the operator of this well presented a two-phase drilling plan to the working interest owners that required a significant investment.  Management determined to not participate in the plan due to the required capital investment and the risk of a dry well.  According to the Joint Operating Agreement the Company is subject to non-consent penalties that include a relinquishment of its interest in production from the well in favor of the participating working interest owners until the participating working interest owners have recovered 400% of the costs which would have been borne by the Company if it had elected to participate.  During the three months ended September 30, 2011, the operator removed equipment from this well for use in another property in which we do not have a working interesting.  Our proportionate share of the equipment removed was $7,390 which was greater than our net book value of $5,249.  The difference of $2,141 was recognized as a gain on disposal of assets in the Consolidated Statement of Operations.

Properties which are not being amortized are assessed quarterly, on a property-by-property basis, to determine whether they are recorded at the lower of cost or fair market value. As a result of this analysis and lack of reserve studies, the Company recorded an impairment loss of $2,934 and $19,621 for the nine month periods ended September 30, 2011 and 2010, respectively. The impairment is similar to amortization and therefore is not added to the cost of properties being amortized.

Asset Retirement Obligation

The following table summarizes the activity for the Company’s asset retirement obligations:

	September 30,	December 31,
	2011	2010
Asset retirement obligations, beginning of period	$52,558	$50,000
Accretion expense	2,038	2,558
Asset retirement obligations, end of period	54,596	52,558
Less: current portion	-	-
Long-term asset retirement obligations, end of period	$54,596	$52,558

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

A production bonus in the amount of CAD $500,000 is payable to Breakwater Resources Ltd. by the Company within thirty business days following the commencement of commercial production from the property. A 1% net smelter return royalty on the property is also payable to Breakwater Resources Ltd. by the Company. No capitalized costs have been amortized as of September 30, 2011. The Company did not incur any impairment of these capitalized costs through September 30, 2011.

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

The following table presents the Company’s financial liabilities, which were accounted for at fair value on a recurring basis as of September 30, 2011, by level within the fair value hierarchy.

	September 30, 2011
	Level 1	Level 2	Level 3	Total
LIABILITIES
Warrant liability	$-	$-	$888,941	$888,941

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

The following table presents the Company’s financial assets and liabilities, which were accounted for at fair value on a non-recurring basis as of September 30, 2011, by level within the fair value hierarchy.

	September 30, 2011
	Level 1	Level 2	Level 3	Total
ASSETS
Oil and gas properties, net	$-	$-	$19,843	$19,843

LIABILITIES
Asset retirement obligation	$-	$-	$54,596	$54,596

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

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. No warrants were exercised during the nine month periods ended September 30, 2011 and September 30, 2010.

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

As of September 30, 2011, the Company has not sold any shares of common stock or common stock equivalents that would result in an adjustment to the exercise price or number of shares of common stock underlying the warrants outstanding. Additionally, the Company does not intend to sell any shares of common stock or common stock equivalents at a price that is below the exercise price of the warrants, prior to their expiration dates, which would result in a Dilutive Issuance. Since the Company determined that the future probability of a Dilutive Issuance is deemed unlikely, it did not have a material impact on the fair value estimate of the warrant liability at September 30, 2011 as it relates to the Series A or Series B Warrants.

At September 30, 2011, the Company valued the warrant liability using a Black-Scholes model (Level 3 inputs) containing the following assumptions:

	Series A Warrants	Series B Warrants
Warrants outstanding and exercisable at September 30, 2011	6,450,000	6,450,000
Exercise price	$0.60	$0.75
Black-Scholes option pricing model assumptions:
Risk-free interest rate	0.200%	0.200%
Expected term (in years)	0.25	0.25
Expected volatility	10.43%	10.43%
Dividend per share	$0	$0
Expiration date	December 31, 2011	December 31, 2011

The following table is a roll forward of the fair value of the warrant liability related to the common stock warrants using the Black-Scholes assumptions as of September 30, 2011 (Level 3 inputs):

	Series A Warrants	Series B Warrants	Total
Balance, December 31, 2010	$2,744,200	$2,503,841	$5,248,041
Change in fair value	58,652	(64,488)	(5,836)
Balance, March 31, 2011	2,802,852	2,439,353	5,242,205
Change in fair value	(1,367,682)	(1,627,130)	(2,994,812)
Balance, June 30, 2011	1,435,170	812,223	2,247,393
Change in fair value	(594,732)	(763,720)	(1,358,452)
Balance, September 30, 2011	$840,438	$48,503	$888,941

As a result of adjusting the warrant liability to fair value, the Company recorded a non-cash gain of $594,732 and $763,720 relating to the Series A and Series B Warrants, respectively, for the three month period ended September 30, 2011.

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

Note 9. Related Party Transactions

Legal Fees

Legal fees expensed for the three and nine month periods ended September 30, 2011, totaled $8,489 (2010: $12,358) and $42,504 (2010: $22,793), respectively, were paid or are due to the Company’s attorney, Mr. Sierchio, who was appointed to the board effective August 26, 2010.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three-months ended September 30, 2011, and specifically in the items entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes," "plans," "intend," "scheduled," "potential," "continue," "estimates," "hopes," "goal," "objective," expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

Overview

Incorporated under the laws of the State of Nevada, we have an authorized capital of 200,000,000 shares of $0.00001 par value common stock, of which 63,075,122 shares are outstanding and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding as of September 30, 2011.

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

We currently have interests in producing properties in La Salle County, Fayette County, Lee County and Frio County, Texas. The leases for these properties are maintained and operated by our partners Leexus Oil LLC and Millennium Petro Physics who recently took over for Bayshore Exploration LLC; there are no obligations to further explore or develop lands in the lease areas to maintain the leases.  The operators of the leases are not affiliated with the Company or any of its directors or major shareholders. We are not aware of any relationships or affiliations between or among any of our leasehold partners and the lease operators.

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

We utilize the full cost method of accounting for our oil and gas activities. In accordance with the full cost method of accounting, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs and related asset retirement costs, are capitalized.  Net capitalized costs associated with oil and gas properties as of September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30,	December 31,
	2011	2010	Change ($)
Proven properties	$433,522	$432,089	$1,433
Unproven properties	97,838	103,087	(5,249)
	531,360	535,176	(3,816)
Impairment and depletion, depreciation and amortization	(511,517)	(508,583)	(2,934)
Oil and gas properties, net	$19,843	$26,593	$(6,750)

The unproven property is a well completed in August 2009 which did not produce.  Management has impaired the well to the extent of the anticipated salvage value of the equipment. During January 2011, the operator of this well presented a two-phase drilling plan to the working interest owners that required a significant investment.  Management determined to not participate in the plan due to the required capital investment and the risk of a dry well.  According to the Joint Operating Agreement the Company is subject to non-consent penalties that include a relinquishment of its interest in production from the well in favor of the participating working interest owners until the participating working interest owners have recovered 400% of the costs which would have been borne by the Company if it had elected to participate.  During the three months ended September 30, 2011, the operator removed equipment from this well for use in another property in which we do not have a working interesting.  Our proportionate share of the equipment removed was $7,390 which was greater than our net book value of $5,249.  The difference of $2,141 was recognized as a gain on disposal of assets in the Consolidated Statement of Operations.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves once proved reserves are determined to exist. The Company has not yet obtained reserve reports. Management is assessing production data to determine the feasibility of obtaining reserves studies. At September 30, 2011, there were no capitalized costs subject to amortization.

Oil and gas properties without estimated proved reserves are not amortized until proved reserves associated with the properties can be determined or until impairment occurs. As a result of management’s impairment analysis, the Company recorded an impairment loss of $2,934 and $19,621 during the nine month periods ended September 30, 2011 and 2010, respectively. The impairment is similar to amortization and therefore is not added to the costs of properties being amortized. See “Note 6. Fair Value Measurement” for further information.

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

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement obligation is included in proven oil and gas properties in the balance sheets. The Company’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties. The asset retirement liability is allocated to operating expense using a systematic and rational method. Asset retirement obligations amounted to $54,596 and $52,558 at September 30, 2011 and December 31, 2010, respectively.

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

Results of Operations

The following table sets forth certain unaudited operating information with respect to the Company's operations for the periods indicated:

	Three Months Ended September 30,
	2011	2010	change	% change
Production:
Oil (Bbls)	39.4	54.4	(15.0)	(28)%
Gas (Mcf)	210.7	339.7	(129.0)	(38)%
Total production (BOE)	74.5	111.0	(36.5)	(33)%
Average daily production (BOE)	0.8	1.2	(0.4)	(33)%
% oil of production	53%	49%	4%	8%

Average sales price:
Oil (per Bbl)	$81.94	$67.66	$14.28	21%
Gas (per Mcf)	$10.39	$7.27	$3.12	43%
Total production (per BOE)	$81.79	$55.41	$26.38	48%

Oil and gas revenues:
Oil revenue	$3,816	$3,679	$137	4%
Gas revenue	$2,279	$2,471	$(192)	(8)%
Total	$6,095	$6,150	$(55)	(1)%
Lease operating expenses	$5,319	$4,247	$1,072	25%

Additional per BOE data:
Sales price	$81.79	$55.41	$26.38	48%
Lease operating expenses	$71.38	$38.26	$33.12	87%
Operating Margin per BOE	$10.41	$17.15	$(6.74)	(39)%

Impairment and DDA	$331	$12,113	$(11,782)	(97)%

Exploration costs	$39,828	$-	$39,828	100%

General and administrative:
Management fees	$18,000	$(31,129)	$49,129	(158)%
Accounting & legal	$65,381	$53,946	$11,435	21%
Consulting, travel, and investor relations	$68,612	$39,204	$29,408	75%
Total	$151,993	$62,021	$89,972	145%

Change in fair value of warrant liability	$1,358,452	$1,068,044	$290,408	27%

	Nine Months Ended September 30,
	2011	2010	change	% change
Production:
Oil (Bbls)	187.2	310.8	(123.6)	(40)%
Gas (Mcf)	654.0	1,013.8	(359.8)	(35)%
Total production (BOE)	296.2	479.7	(183.5)	(38)%
Average daily production (BOE)	1.10	1.8	(0.7)	(39)%
% oil of production	63%	65%	(2)%	(3)%

Average sales price:
Oil (per Bbl)	$92.24	$72.47	$19.77	27%
Gas (per Mcf)	$10.00	$7.61	$2.39	31%
Total production (per BOE)	$80.38	$63.03	$17.35	28%

Oil and gas revenues:
Oil revenue	$17,269	$22,519	$(5,250)	(23)%
Gas revenue	$6,539	$7,718	$(1,179)	(15)%
Total	$23,808	$30,237	$(6,429)	(21)%
Lease operating expenses	$16,080	$15,886	$194	1%

Additional per BOE data:
Sales price	$80.38	$63.03	$17.35	28%
Lease operating expenses	$54.29	$33.11	$21.18	64%
Operating Margin per BOE	$26.09	$29.92	$(3.83)	(13)%

Impairment and DDA	$2,934	$52,996	$(50,062)	(94)%

Exploration costs	$141,763	$-	141,763	100%

General and administrative:
Management fees	$60,000	$(2,139)	$62,139	(2905)%
Accounting & legal	$193,297	$127,024	$66,273	52%
Consulting, travel, and investor relations	$178,824	$68,651	$110,173	160%
Total	$432,121	$193,536	$238,585	123%

Change in fair value of warrant liability	$4,359,100	$1,083,644	$3,275,456	302%

Total Revenue

Total oil and gas revenues were flat for the three-month period ended September 30, 2011 compare to the same period in 2010 at $6,095 compared to $6,150.  Average daily production on an equivalent basis for the three-month period ended September 30, 2011 was 0.8 BOE compared to 1.2 BOE for the same period in 2010 which represents a decrease of 33%.  This decline was offset by an increase in average sales price per BOE to $81.79 from $55.41 for the three month periods ended September 30, 2011 to 2010.  Oil comprised 53% of our production volume for the three month period ended September 30, 2011 compared to 49% for the same period in 2010.

Oil Revenue

Oil production for the three-months ended September 30, 2011 and 2010 was 39.4 barrels and 54.4 barrels, respectively and generated revenue of $3,816 and $3,679, respectively, for an average price per barrel of $81.94 and $$67.66, respectively. The 28% decrease in production was offset by the 21% increase in price per barrel.

Oil production for the nine-months ended September 30, 2011 and 2010 was 187.2 barrels and 310.8 barrels, respectively and generated revenue of $17,269 and $22,519, respectively, for an average price per barrel of $92.24 and $72.47, respectively. The 40% decrease in production was offset by the 27% increase in price per barrel.

Gas Revenue

Gas production for the three-months ended September 30, 2011 and 2010 was 210.7 and 339.7 Mcf, respectively, and generated revenue of $2,279 and $2,471, respectively, for an average price per Mcf of $10.39 and $7.27, respectively.  The 38% decrease in production was offset by a 43% increase in price per Mcf.  We continue to receiving premium pricing on gas production due to high quality, or high Btu, gas.

Gas production for the nine-months ended September 30, 2011 and 2010 was 654.0 and 1,013.8 Mcf, respectively, and generated revenue of $6,539 and $7,718, respectively, for an average price per Mcf of $10.00 and $7.61, respectively.  The 35% decrease in production was offset by a 31% increase in price per Mcf.  We continue to receiving premium pricing on gas production due to high quality, or high Btu, gas.

Lease Operating Expenses

Lease operating expenses for the three-months ended September 30, 2011 and 2010 were $5,319 and $4,247, respectively, representing a 25% increase.

Lease operating expenses for the nine-months ended September 30, 2011 and 2010 were $16,080 and $15,886, respectively, representing an 1% increase.

Impairment and DDA

Depreciation, depletion, and amortization totaled $331 and $12,113 for the three-months ended September 30, 2011 and 2010, respectively, and was determined using a systematic and rational method.  Impairment for both three-months ended September 30, 2011 and 2010 was $nil as the Company believes that the carrying costs approximated fair market value.

Depreciation, depletion, and amortization totaled by $2,934 and $52,996 for the nine-months ended September 30, 2011 and 2010, respectively, and was determined using a systematic and rational method.  Impairment for the nine-months ended September 30, 2011 and 2010 was $nil and $19,621, respectively.  The decline is due the carrying costs approaching salvage value.

Exploration Costs

Exploration costs for the three and nine month periods ended September 30, 2011 were $39,828 and $141,763, respectively.  The Company completed its first acquisition of a mineral property in June 2011.  Expenses incurred to date have been for exploration costs.

Management Fees

Management fees for the three-months ended September 30, 2011 were $18,000 and ($31,129), respectively.  Management fees for the nine-months ended September 30, 2011 were $60,000 and ($2,139), respectively. The negative balances in 2010 relate to the reversal of stock option compensation expense due to the cancellation of stock options upon the change in the management team in August 2010.  With the change in management, the compensation structure was also changed which included monthly compensation for services provided as executives and board members but do not include stock option based compensation.

Accounting and Legal Fees

Accounting and legal expenses for the three-months ended September 30, 2011 and 2010 were $65,381 and $53,946, respectively.

Accounting and legal expenses for the nine-months ended September 30, 2011 and 2010 were $193,297 and $127,024, respectively. The $66,273 increase is due to increases in accounting fees due to the change in management in August 2010, and an increase in legal fees due to the acquisition of the Fostung mineral property.

Consulting, Travel and Investor Relations

Consulting, travel and investor relations expenses for the three month periods ended September 30, 2011 and 2010 were $68,612 and $39,204, respectively.  The $29,408 increase is due to an increase in consulting fees of $18,393 and an increase in travel expense of $2,871; and an increase of $8,144 in office, facilities fees and investor relations.

Consulting, travel and investor relations expenses for the nine month periods ended September 30, 2011 and 2010 were $178,824 and $68,651, respectively.  The $110,173 increase is due to an increase in consulting fees of $60,845 and an increase in travel expense of $42,486; and an increase of $6,842 in office, facilities fees and investor relations.

Change in Fair Value of Warrant Liability

We measure the fair value of the warrant liability in accordance with ASC 820 Fair Value Measurement and Disclosure which emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). At the end of each reporting period, we revalue the warrant liability using a Black-Scholes model (Level 3 inputs). As a result of adjusting the warrant liability to fair value, we recorded a non-cash gain of $594,732 and $763,720 relating to the Series A and Series B Warrants, respectively, for the three-months ended September 30, 2011.

For the nine-month period ended September 30, 2011, we recorded a non-cash gain of $1,903,762 and $2,455,338 relating to the Series A and Series B Warrants, respectively.

Liquidity and Capital Resources

We had cash and cash equivalents of $964,448 and $2,052,305 as of September 30, 2011 and December 31, 2010, respectively. We have financed our operations from cash on hand for the nine-months ended September 30, 2011.

Net cash flows used in operating activities was ($571,132) for the nine -months ended September 30, 2011 compared to net cash used in operating activities of ($220,526) for the nine-month ended September 30, 2010 for an increase of $350,606.  Cash used for operating activities increased due to exploration costs of the Fostung tungsten mineral property located in Ontario, Canada, in the amount $141,763, the remaining increase of $208,843 is due to increased general and administrative expenses.

Cash used in investing activities was $478,143 for the nine-months ended September 30, 2011, compared to cash used in investing activities of $8,523 for the nine-months ended September 30, 2010.  The increase is due is primarily due to the acquisition of the Fostung tungsten property.

We had no cash used or generated in financing activities for the nine month periods ended September 30, 2011 and 2010.

Recently Issued Accounting Pronouncements

See Note 2 in the Notes to the Financial Statements in this Report.

Related Party Transactions

See Note 9 in the Notes to the Financial Statements in this Report.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company’s principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of September 30, 2011.

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

10.2	Participation Agreement dated September 9, 2008 with respect to the Stahl #1 Well located Fayette County, Texas. 8-K filing dated October 24, 2008.

10.3	Participation Agreement dated September 9, 2008 with respect to the Onnie Ray #1 Well located Lee County, Texas. 8-K filing dated October 24, 2008.

10.4	Participation Agreement dated September 9, 2008 with respect to the Haile #1 Well located Frio County, Texas. 8-K filing dated October 24, 2008.

10.5	2001 Incentive Stock Option Plan (exhibit 99.1). S-8 filing dated October 3, 2003.

10.6	Purchase and Sale Agreement for the acquisition of the Fostung Tungsten Property. 8-K filing dated May 7, 2011.

14.1	Code of Ethics. 10-K filing dated April 14, 2009.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*

32.1*	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed here within.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of November, 2011.

Janus Resources, Inc.
(Registrant)

Date	Signature	Title
November 9, 2011	/s/ Antonino Cacace	President, Chief Executive Officer,
	Antonino Cacace	Chief Financial Officer and Director