Form 10-K
period 2011-12-31
Janus Resources, Inc.
filed 2012-03-29
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-30156

JANUS RESOURCES, INC.

(Formerly Entheos Technologies, Inc.)

(Exact name of registrant as specified in its charter)

Nevada	98-0170247
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

10180 – 101 Street, Suite 3400, Edmonton, AB, Canada	T5J3S4
(Address of principal executive offices)	(Zip Code)

800-755-5815

(Registrant’s telephone number, including area code)

430 Park Avenue, Suite 702, New York, NY 10022

(Former address if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.00001 par value per share

(Title of Class)

Over The Counter Bulletin Board (OTCQB)

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

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date file required to be submitted and posted pursuant to Rule 405 of Regulations S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

 Yes ☒    No ☐   N/A ☐

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

Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on March 26, 2011 as reported on the OTCQB was $16,630,161.  Common shares held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 26, 2012, there were 63,075,122 shares of the registrant’s Common Stock outstanding.

Documents incorporated by reference: None.

JANUS RESOURCES, INC.

(Formerly Entheos Technologies, Inc.)

FORM 10-K

For The Fiscal Year Ended December 31, 2011

PART I

Item 1.  Business

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-K for the fiscal year ending December 31, 2011, contain forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “could,” “might,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”  “Business,” “Properties,” as well as in this report generally.

The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company. The reader is cautioned that no statements contained in this Form 10-K should be construed as a guarantee or assurance of future performance or results. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks described in this report and matters described in this report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.  These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-K and in the Company’s other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company’s business.

The Company

Janus Resources, Inc. (formerly Entheos Technologies, Inc.) (“Janus” “the Company” “we” “us” and “our”) was incorporated under the laws of the State of Nevada and has an authorized capital of 200,000,000 shares of $0.00001 par value common stock, of which 63,075,122 shares are outstanding and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

Effective January 5, 2011, the Company changed its name from “Entheos Technologies, Inc.” to “Janus Resources, Inc.” so as to more fully reflect the Company’s operations. In conjunction with the name change, our stock symbol on the OTCQB was changed from “ETHT” to “JANI”.

Our principal executive offices are located at 10180 – 101 Street, Suite 3400, Edmonton, AB, Canada T5J3S4. Our telephone number is (800) 755-5815.

As we are a smaller reporting company, certain disclosures otherwise required to be made in a Form 10-K are not required to be made by us.

Our Principal Products and Their Markets

We are a junior natural resources exploration company. Our strategy is to concentrate our investigations into: (i) existing operations where an infrastructure already exists; (ii) properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and (iii) grass-roots exploration opportunities.

We are currently concentrating our mineral property exploration activities in Canada and our oil and gas property exploration activities in the United States of America (the “USA”). We are also examining data relating to the potential acquisition of other mineral exploration properties.

Our mineral property is in the exploration stage only and is without a known body of mineral reserves. Development of the property will follow only if satisfactory exploration results are obtained. Mineral exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing mines. There is no assurance that our mineral exploration and development activities will result in any discoveries of commercially viable bodies of mineralization reserves. The long-term profitability of our operations will be, in part, directly related to the cost and success of our exploration programs, which may be affected by a number of factors. Please refer to “Item 1A Risk Factors”.

Description of Business

Janus Resources, Inc. is in the business of location, acquisition, exploration and, if warranted, development of both mineral exploration properties and oil and gas properties.

Mineral Properties

Foster Township, Sudbury, Ontario, Canada – Fostung Tungsten Property

(a)	On June 8, 2011, pursuant to an asset purchase agreement, the Company paid CAD $500,000 in cash for the acquisition of EMC Metals Corp’s. 100% leasehold interest in two mining leases known as the Fostung tungsten property. The Fostung tungsten property consists of two contiguous claim blocks of 30 claims totaling 485 hectors. The nine claims covered by Mining Lease 108592 (“Lease One”) expire on October 31, 2031. The twenty one claims covered by Mining Lease 105604 (“Lease Two”) which originally expired on March 31, 2011 are in the process of being renewed and extended three years to 2014 by the Ministry of Northern Development, Mines and Forestry (“MNDMF”). The Company has performed the necessary assessment work and applied to the MNDMF to extend the expiry of Lease Two to October 2032. The Fostung property is located in Foster Township, Sudbury Mining Division, Ontario, Canada. It is approximately 8 kilometers southeast of the town of Espanola and 70 kilometers west-southwest of the town of Sudbury. An excellent all-weather gravel road extends from Espanola, crossing the property and providing access to the west bay of Lake Panache.

A production bonus in the amount of CAD $500,000 is payable to Breakwater Resources Ltd. by the Company within thirty business days following the commencement of commercial production from the property. A 1% net smelter return royalty on the property is also payable to Breakwater Resources Ltd. by the Company. No capitalized costs have been amortized as of December 31, 2011. The Company did not incur any impairment of these capitalized costs through December 31, 2011.

(b)	The Fostung property also consists of four unpatented mining claims, located in Foster Township in the Sudbury Mining Division, Ontario, Canada, comprised of 26 claim units, were recorded in the name of Fostung Resources Ltd. on June 7, 2011. Two of the four mining claim blocks consisting of two contiguous claims are located to the north east of the structural trend in the two contiguous claim blocks of 30 claims referred to in (a) above. Two of the four mining claim blocks consisting of two contiguous claims are located to the south west of the structural trend in the two contiguous claim blocks of 30 claims referred to in (a) above. Each of the four claims has an expiration date of June 7, 2013. The aggregate amount of work required to renew the four claims is CAD $10,400.

Accessibility, Climate, Local Resources, Infrastructure and Physiography of the Fostung property

Access

The Fostung Property is easily accessible by an all-year gravel road from Espanola to the western bay of Panache Lake (Stryhas and More, 2007). The property can also be accessed by a gravel road to Lake Hannah and Stratton.

Climate, Vegetation and Physiography

The climate is typical of the Northern Ontario with cold winters and hot, humid summers (Stryhas and More, 2007). The average, annual daily temperature is 4°C, the monthly average is -13.6°C for January and 19°C for July. The property is located on rugged, rolling terrain, with the hills oriented east-northeast (Stryhas and More, 2007).

Regional Geology

The Fostung Property is located in sediments of the Huronian Supergroup of the Southern Province, which is underlain by granite and gneisses of the Archean basement to the north and bounded by the Grenville Province to the southeast. The Huronian Supergroup is subdivided into Elliot Lake, Hough Lake, Quirke Lake and Cobalt Group.

The sedimentary rocks have been metamorphosed and folded during Penokean Orogeny and faulted during and after metamorphism and folding. The sedimentary rocks are intruded by the Nipissing diabase and later Keewenawan-type diabase dikes with a northwesterly trend.

Property Geology

Sedimentary rocks

The Fostung Property is underlain by the Bruce, Espanola and Serpent formations of the Quirke Lake Group. The Bruce Formation is composed of conglomerate, greywacke, quartzite and siltstone with slightly dolomitic beds in the upper part. The Espanola Formation is the host of the majority of the mineralization on the Fostung Property. It is subdivided into a Limestone Member, Greywacke Member, Calcareous Sitlstone Member, Sandstone Member and Siltstone Member, from bottom to top (Card, 1978). The skarn mineralization occurs in the Calcareous Siltstone Member. The lower Limestone Member has not been found in the Fostung Property. The Greywacke Member also carries minor mineralization. The Serpent Formation is composed of sandstone, siltstone, argillite and minor carbonates. Skarn mineralization has not been found in the Serpent Formation.

Intrusive rocks

The metasedimentary rocks on the Fostung Property are intruded by Nipissing diabase and later northwest trending diabase dikes. The Breccia Hill is an elongated body of approximately 400 m by 200 m composed of an albitite core surrounded by a large zone of well-developed quartz stockwork and quartz-flooded breccias. The albitite is interpreted as an altered biotite granite pluton. A number of narrow granodiorite to granite dikes have been intersected in drill holes. Skarn mineralization is spatially associated with these dikes, but they appear not to be the direct cause of mineralization (Ginn and Beecham, 1986).

Alteration

Metasedimentary rocks have been metamorphosed and metasomatized over a 5.5 km by 0.5 km area along the Base Line Fault. The carbonate-bearing layers have been converted to calc-silicate assemblages. Pale green skarns are composed of quartz, feldspar, tremolite, diopsidic clinopyroxene, epidote, clinozoisite and minor calcite. Dark green skarns are composed of actinolite, quartz, feldspar and chlorite. Pale green skarns are later locally replaced by garnet-hedenbergite beds, which carry most of the scheelite mineralization.

Structure

Metasedimentary rocks on the Fostung Property are folded and faulted during several deformational events affecting the area. Fold axes have a northeasterly trend. The Fostung skarns are located on the northwest limb of the St. Leonard anticline, located south of the skarns, and the southeast limb of the Elizabeth Lake syncline, located north of the skarns. The major fault trends on the Fostung Property include northeast, west-northwest, east-southeast and east. The Base Line Fault is a major northeast trending fault, with a 50° strike and 85° dip.

Oil and Gas Properties

The Company pursues oil and gas prospects in partnership with oil and gas companies with exploration, development and production expertise. The Company’s interests consist of non-operating, minority working interests in properties in La Salle County, Fayette County, Lee County and Frio County, Texas.

The leases for these properties are maintained and operated by Leexus Oil LLC and Millennium Petro-Physics; there are no obligations to further explore or develop lands in the lease areas to maintain the leases.  The operators of the leases are not affiliated with Janus or any of its directors or major shareholders. We are not aware of any relationships or affiliations between or among any of our leasehold partners and the lease operators.

Strategy

Our general business strategy is to acquire mineral properties and oil and gas properties either directly or through the acquisition of operating entities. Our continued operations and the recoverability of property costs are dependent upon the existence of commercially viable bodies of mineralization reserves and oil and gas reserves, our ability to obtain necessary financing to complete our planned exploration programs, and future, if warranted, development and profitable production.

We plan to grow our oil and gas operations by acquiring minority, non-operating, working interests in both currently producing wells and also by participating in workover and/or re-entry projects on previously producing proved assets or wells.  These assets will be pursued to offset the natural decline in our current production as well as provide growth in our asset portfolio over time. Assets for acquisition will be identified through our operators, managements’ contacts in the industry as well as through the Petroleum Listing Service (“PLS”).

Assets will be evaluated by management as well as by third party independent consulting engineers and geologists, having experience in the geographical areas in which the prospects are located, engaged by us on an as needed basis. The industry professionals to be utilized by us will be contractors and will be compensated as such utilizing finder’s fee agreements and consulting agreements.

Acquisition of Oil & Gas Properties

The following table sets forth a summary of our current oil and gas interests:

				Month
	Acquisition	Interest		Production	Gross / Net
	Date	Working	Net Revenue	Started	Acreage	Formation
Unproven Properties:
Cooke #6	9/1/2008	21.75%	16.3125%	Dec-07	40 / 8.7	Escondido
Onnie Ray #1	9/12/2008	20.00%	15.00%	Oct-08	80 / 16	Austin Chalk
Stahl #1	9/12/2008	20.00%	15.00%	Oct-08	20 / 4	Austin Chalk
Pearce #1	10/31/2008	20.00%	15.00%	Dec-08	360 / 72	Austin Chalk
Haile #1	9/12/2008	20.00%	15.00%	-	100 / 20	Austin Chalk

Capitalized costs associated with the property are as follows:

	December 31,
	2011	2010	Change ($)
Unproven Properties	$530,539	$535,176	$(4,637)
Impairment of properties	(511,847)	(508,583)	(3,264)
Oil and gas properties, net	$18,692	$26,593	$(7,901)

Geologic Background

Escondido Formation

The Escondido formation, where Cooke #6 is located, is a regional producer spanning several counties in South Texas. There are many Escondido oil and gas fields which have produced anywhere from 600,000 to 3,100,000 barrels of oil and the gas fields have produced up to 18 BCF of gas. However, this is no assurance that Cooke #6 will produce or continue to produce any oil and gas.

Austin Chalk Formation

Giddings is a main producing field of the Austin Chalk formation consisting of fractured carbonate, which is where our Onnie Ray #1 and Stahl #1 wells are located.  This formation covers central Texas, parts of Mexico and northwest Louisiana. The Austin Chalk in central Texas has been and continues to be explored and developed for its oil and gas potential by companies such as Anadarko Petroleum Corporation, Chesapeake Energy Corporation, and Exxon Mobil Corporation. In March 2011, Leexus Oil LLC, the operator, who also owns a working interest in the Onnie Ray #1H well provided us with a plan for the re-completion of the well. We have decided not to participate in the proposed re-completion of the Onnie Ray #1H well. This decision may delay our cost recovery from this well even if the recompletion results in increased production.

Haile #1 and Pearce #1 wells are located within the Pearsall Austin Chalk field which is south west of the Giddings field and is also a significant historic producer.  The Pearsall field has been and continues to be explored and developed much like the Giddings fields to the North.

At the time of acquisition, the Reeves #1H (Haile) well was not supported by actual production nor were there defined engineering reserve studies. The well was being re-completed to a zone that was previously productive. Once the recompletion efforts were final and the well did not support production, an exploratory drilling program was started in early 2009 to complete a new unproven upper zone. The new upper zone recompletion also resulted in no oil or gas production and the well was shut-in August 2009. Management has impaired the well to the extent of anticipated salvage value of the equipment. In January 2011, Leexus Oil LLC, the operator who also owns a working interest in the well provided us with a plan for the re-completion of the well. We have decided not to participate in the proposed re-completion of the Reeves #1H (Haile) well.

The foregoing is not necessarily indicative of the commercial viability of our properties and activities.

Production and Reserve Estimate Status

Neither the Company, nor the Company’s partners, Leexus Oil LLC and Millennium Petro-Physics (collectively, the “Partners”), have conducted any reserve studies and after further assessment of the matter, neither the Company nor the Partners believe it to be commercially reasonable, based on production to date, to undertake the expense of conducting a reserve study. Additionally, the Company maintains only a minority working interest in each of the properties, which are actively maintained by the Partners; accordingly, the Company is not in a position to unilaterally conduct reserve studies on these properties and no reserve studies have been provided to the Company by the Partners.

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

Sales of crude oil totaled $25,605 and $29,960 for the years ended December 31, 2011 and 2010, respectively, which represents 78% and 75% of our total oil and gas revenues for the years ended December 31, 2011 and 2010, respectively. Sales of natural gas totaled $7,182 and $9,886 for the years ended December 31, 2011 and 2010, respectively.

Price Considerations

Crude oil prices are established in a highly liquid, international market, with average crude oil prices that we receive generally fluctuating with changes in the futures price established on the NYMEX for West Texas Intermediate Crude Oil (“NYMEX-WTI”). The average crude oil price per Bbl received by us in fiscal 2011 and 2010 was $88.07 and $67.13, respectively.

Natural gas and natural gas liquids prices in the geographical areas in which we operate are closely tied to established price indices which are heavily influenced by national and regional supply and demand factors and the futures price per MMBtu for natural gas delivered at Henry Hub, Louisiana established on the NYMEX (“NYMEX-Henry Hub”). At times, these indices correlate closely with the NYMEX-Henry Hub price, but often there are significant variances between the NYMEX-Henry Hub price and the indices used to price our natural gas. Average natural gas prices received by us in each of our operating areas generally fluctuate with changes in these established indices. The average natural gas price per Mcf received by us in fiscal 2011 and 2010 was $9.99 and $8.35, respectively.

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

Environmental Matters

Our mineral, natural gas and crude oil exploration, development and production operations are subject to stringent Canadian and U.S. federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies, such as the U.S. Environmental Protection Agency (“EPA”), issue regulations to implement and enforce such laws, and compliance is often difficult and costly.  Failure to comply may result in substantial costs and expenses, including possible civil and criminal penalties. These laws and regulations may:

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

Operations

Oil and gas properties are customarily operated under the terms of a joint operating agreement, which provides for reimbursement of the operator’s direct expenses and monthly per well supervision fees. Per well supervision fees vary widely depending on the geographic location and producing formation of the well, whether the well produces oil or gas and other factors. We are not the operator of our wells, which are operated by the Partners. The Partners charge the Company, without mark-up, for the Company’s working interest portion of the direct operating costs and overhead costs (which are comprised of administrative, supervision, office services and warehousing costs) that the operators incur with respect to our wells.

Employees

We currently have two part-time contractors providing services to the Company. We have no employees. All of our activities are conducted through contracting geologists, engineers, operators and other oil and gas professionals.

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

“Proved developed reserves” or “PDP”s means reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery can be included as “proved developed reserves” only after testing by a pilot project, or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

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

GLOSSARY OF CERTAIN MINERAL EXPLORATION TERMS

The following is a description of the meanings of some mineral exploration terms used in this filing:

“Net Smelter Return” or "NSR" royalties are based on the value of production or net proceeds received by the operator from a smelter or refinery. These proceeds are usually subject to deductions or charges for transportation, insurance, smelting and refining costs as set out in the royalty agreement. For gold royalties, the deductions are generally minimal while for base metal projects, the deductions can be much more substantial. This type of royalty provides cash flow that is free of any operating or capital costs and environmental liabilities. A smaller percentage NSR in a project can effectively equate to the economic value of a larger percentage profit or working interest in the same project.

Item 1A. Risk Factors

Risks Specific to Our Company

We have a history of losses which may continue, which may negatively impact our ability to achieve our business objectives.

We have very limited history with respect to our acquisition and development of oil and gas properties. In the years ended December 31, 2011 and 2010 we recorded operating losses of $792,599 and $387,005 respectively.  We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future.  Our operations are subject to the risks and competition inherent in the establishment of a business enterprise.  There can be no assurance that our future operations will be profitable.  Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue.  We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

Our directors may face conflicts of interest in connection with our participation in certain ventures because they are directors of other mineral mineralized material companies.

Messrs. Sierchio and Jenkins, who in addition to Mr. Cooper, serve as directors, may also be a director of other companies and, if those other companies participate in ventures in which we may participate, our directors may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. It is possible that due to our directors’ conflicting interests, we may be precluded from participating in certain projects that we might otherwise have participated in, or we may obtain less favorable terms on certain projects than we might have obtained if our directors were not also directors of other participating companies. In an effort to balance their conflicting interests, our directors may approve terms equally favorable to all of their companies as opposed to negotiating terms more favorable to us but adverse to their other companies. Additionally, it is possible that we may not be afforded certain opportunities to participate in particular projects because those projects are assigned to our directors’ other companies for which the directors may deem the projects to have a greater benefit.

Our future performance is dependent on our ability to retain key personnel, loss of which would adversely affect our success and growth.

Our performance is substantially dependent on performance of our senior management. In particular, our success depends on the continued efforts of Mr. Cooper. The loss of his services could have a material adverse effect on our business, results of operations and financial condition as our potential future revenues would most likely dramatically decline and our costs of operations would rise. We do not have employment agreements in place with any of our officers or our key employees, nor do we have key person insurance covering our employees.

The value and transferability of our shares may be adversely impacted by the limited trading market for our shares.

There is only a limited trading market for our common stock on the OTCQB. This may make it more difficult for you to sell your stock if you so desire.

Our common stock is a penny stock and because "penny stock” rules will apply, you may find it difficult to sell the shares of our common stock.

Our common stock is a “penny stock” as that term is defined under Rule 3a51-1 of the Securities Exchange Act of 1934. Generally, a “penny stock” is a common stock that is not listed on a national securities exchange and trades for less than $5.00 a share. Prices often are not available to buyers and sellers and the market may be very limited. Penny stocks in start-up companies are among the riskiest equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the Securities and Exchange Commission. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers of our stock to sell their shares in the secondary market. It may also cause fewer broker dealers to make a market in our stock.

Many brokers choose not to participate in penny stock transactions. Because of the penny stock rules, there is less trading activity in penny stock and you are likely to have difficulty selling your shares.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, Financial Industry Regulatory Authority (the “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Future sales of shares by us may reduce the value of our stock.

If required, we will seek to raise additional capital through the sale of our common stock. Future sales of shares by us could cause the market price of our common stock to decline and may result in further dilution of the value of the shares owned by our stockholders.

Risks Associated with Oil and Gas Exploration, Development and Operations

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

The potential profitability of our oil and gas ventures depends upon factors beyond our control.

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

Risks Associated with Mineral Exploration and Development

The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that the exploration of any of the properties in which we have or may acquire an interest will uncover commercially viable bodies of mineralization. It is likely that such properties will not contain any reserves and, in all likelihood, any funds spent on exploration will probably be lost. In addition, problems such as unusual or unexpected geological formations or other variable conditions are involved in exploration and, often result in unsuccessful exploration efforts.

In addition, due to our limited capital and mineralized materials, we are limited in the amount of exploration work we can do. As a result, our already low probability of successfully locating commercially viable bodies of mineralization will be reduced significantly further. Therefore, we may not find a commercial mineable ore deposit prior to exhausting our funds. Furthermore, exploration costs may be higher than anticipated, in which case, the risk of utilizing all of our funds prior to locating any ore deposits shall be greatly increased. Factors that could cause exploration costs to increase are: adverse conditions, difficult terrain and shortages of qualified personnel.

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

We are subject to all the risks inherent to mineral exploration, which may have an adverse effect on our business operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any properties other than (i) a 100% leasehold interest in six mining leases known as the Fostung tungsten property acquired in June 2011 (see Description of Business) and (ii) oil and gas properties acquired during 2008 (see Description of Business).  Our corporate offices are located at 10180 – 101 Street, Suite 3400, Edmonton, AB, Canada, T5J3S4.

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Effective January 5, 2011, the Company changed its name from “Entheos Technologies, Inc.” to “Janus Resources, Inc.”  In conjunction with the name change, the Company’s stock symbol on the OTCQB was changed from “ETHT” to “JANI”. Please refer to “RISK FACTORS.”

The following table sets forth the high and low bid prices for the Common Stock for the calendar quarters indicated as reported by the OTCQB for the last two years. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
2012 – High	$0.55(1)	$		$		$
2012 - Low	$0.28(1)	$		$		$
2011 – High	$1.50		$0.91		$0.80		$0.73
2011 – Low	$0.55		$0.63		$0.64		$0.40
2010 – High	$0.80		$0.80		$0.40		$0.75
2010 – Low	$0.60		$0.30		$0.25		$0.25

(1) The high and low bid prices for our Common Stock for the First Quarter of 2012 were for the period January 1, 2012 to March 26, 2012. The closing price on March 26, 2012, was $0.50.

As of March 26, 2012, there were approximately 327 stockholders of record.

Transfer Agent

The transfer agent of our common stock is Worldwide Stock Transfer, LLC, having an office at 433 Hackensack Avenue, Level L. Hackensack, NJ, USA 07601.

Penny Stock

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Our stock is currently a “penny stock.” Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the Commission shall require by rule or regulation. The broker-dealer also must provide to the customer, prior to effecting any transaction in a penny stock, (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules.

Rule 144

There were 63,075,122 shares of our common stock issued and outstanding at March 26, 2012, of which 50,004,300 shares are deemed "restricted securities," within the meaning of Rule 144. Absent registration under the Securities Act, the sale of such shares is subject to Rule 144, as promulgated under the Securities Act.

In general, under Rule 144, subject to the satisfaction of certain other conditions, a person deemed to be one of our affiliates, who has beneficially owned restricted shares of our common stock for at least one year is permitted to sell in a brokerage transaction, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class, or, if our common stock is quoted on a stock exchange, the average weekly trading volume during the four calendar weeks preceding the sale, if greater.

Rule 144 also permits a person who presently is not and who has not been an affiliate of ours for at least three months immediately preceding the sale and who has beneficially owned the shares of common stock for at least nine months to sell such shares without restriction other than the requirement that there be current public information as set forth in Rule 144. To the extent that Rule 144 is otherwise available, this provision is currently applicable to all of the restricted shares. If a non-affiliate has held the shares for more than one year, such person may make unlimited sales pursuant to Rule 144 without restriction.

The possibility that substantial amounts of our common stock may be sold under Rule 144 into the public market may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital in the future through the sale of equity securities. Please refer to “RISK FACTORS.”

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discussion and Analysis

The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with our financial statements and related notes. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In addition, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those discussed in “ Forward Looking Statements,” and elsewhere in this Form 10-K.

Results of Operations

Year Ended December 31, 2011 (Fiscal 2011) versus Year Ended December 31, 2010 (Fiscal 2010)

  Revenues- Sales of crude oil totaled $25,605 and $29,960 for the years ended December 31, 2011 and 2010, respectively, which represents 78% and 75% of our total oil and gas revenues for the years ended December 31, 2011 and 2010, respectively.  Sales of natural gas totaled $7,182 and $9,886 for the years ended December 31, 2011 and 2010, respectively. Total oil and gas revenues decreased 18% in 2011 compared to 2010 due to the natural decline of the wells. Average daily production on an equivalent basis was 1.1 BOE in 2011 compared to 1.8 BOE in 2010. Oil remained the primary portion of our revenue mix at 78% in 2011 compared to 75% in 2010.

Oil production during 2011 totaled 291 (2010 – 446) barrels and generated revenues of $25,605 (2010 - $29,960). The 35% decline in production was offset by a 31% increase in the average price per barrel.

Gas production during 2011 totaled 719 (2010 – 1,184) Mcf and generated $7,182 (2010 - $9,886) in revenue. The 39% decline in production was offset by a 20% increase in average gas prices.

Lease Operating Expenses - Lease operating expenses for 2011 decreased 15% to $21,236 (2010 - $24,988) due to decreased production.

Impairment of Oil and Gas Properties - Depreciation, depletion, amortization and impairment of oil and gas properties decreased 96% to $3,264 (2010 - $79,245) in 2011 due to the carrying value of our wells approaching salvage value and was determined using a systematic and rational method. We recorded an impairment loss (included in depreciation, depletion, amortization and impairment) of $0 (2010 - $33,150) for the year ended December 31, 2011, in order to state the carrying cost at the lower of fair market value or carrying costs.

Project Research and Development - For the year ended December 31, 2011 we recorded project research and development expenses of $36,851 (2010 - $0).

Expenses – Our general and administrative expenses consist primarily of personnel costs, legal costs, investor relations costs, stock based compensation costs, accounting costs and other professional and administrative costs. For the year ended December 31, 2011 we recorded General and Administrative expenses of $536,090 (2010 - $322,618) respectively. This amount includes, professional fees - accounting of $76,233 (2010 - $103,845); legal $64,092 (2010 - $44,187); public relations, filing, transfer and regulatory fees of $43,044 (2010 - $17,414); management, director and consulting fees of $94,000, $48,000 and $101,845 (2010 - $35,000, $20,000 and $48,527) respectively.

Exploration Expenditures – Exploration expenses on the Fostung property are charged to operations as they are incurred. For the year ended December 31, 2011 we recorded exploration expenses of $227,944 (2010 - $0) respectively.

Change in Fair Value of Warrant Liability - As a result of adjusting the warrant liability to fair value, we recorded a non-cash gain of $2,744,200 (non-cash loss 2,434,985 in 2010) and $2,503,841 (non-cash loss of $1,444,636 in 2010) relating to the Series A and Series B Warrants, respectively, for the year ended December 31, 2011. The change in fair value is in part due to the extension of the warrant terms to December 31, 2011 for both Series from January 28, 2011 and July 28, 2011 for the Series A and Series B, respectively. A total of 0 (2010 - 12,900,000) shares of the Company’s common stock have been reserved for issuance upon exercise of warrants outstanding as of December 31, 2011.

The following table is a roll forward of the fair value of the warrant liability related to the common stock warrants using the Black-Scholes assumptions as of December 31, 2011 and 2010 (Level 3 inputs):

	Series A	Series B
	Warrants	Warrants	Total
Balance as of January 1, 2010	$309,215	$1,059,205	$1,368,420
Change in fair value	2,434,985	1,444,636	3,879,621
Balance as of December 31, 2010	2,744,200	2,503,841	5,248,041
Change in fair value	(2,744,200)	(2,503,841)	(5,248,041)
Balance as of December 31, 2011	$-	$-	$-

Our Oil and Gas Interests

We utilize the full cost method of accounting for our oil and gas activities. In accordance with the full cost method of accounting, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs and related asset retirement costs, are capitalized.  Net capitalized costs associated with oil and gas properties as of December 31, 2011 and 2010 is summarized as follows:

	December 31,
	2011	2010	Change ($)
Unproven Properties	$530,539	$535,176	$(4,637)
Impairment of properties	(511,847)	(508,583)	(3,264)
Oil and gas properties, net	$18,692	$26,593	$(7,901)

Capital expenditures totaled $599 (2010 - $9,303) for the year ended December 31, 2011.

At the time of acquisition, Haile #1 was being recompleted to a zone that was previously productive.  Once the recompletion efforts were final and the well did not support production, an exploratory drilling program was started in early 2009 to complete a new unproven upper zone. The new upper zone completion also resulted in no oil or gas production and the well was shut-in during August 2009. In accordance with our accounting policies, we assessed this well, at December 31, 2009, to determine whether the well was recorded at the lower of cost or fair market value. Upon completion of our assessment, we impaired the well to the extent of anticipated salvage value of the equipment and recorded an asset retirement obligation to accrue for estimated closure costs. In January 2011, Leexus Oil LLC, the operator who also owns a working interest in the well provided to us with a plan for the re-completion of the well. We have decided not to participate in the proposed re-completion of the Reeves #1H (Haile) well.

In March 2011, Leexus Oil LLC, the operator, who also owns a working interest in the Onnie Ray #1H well provided us with a plan for the re-completion of the well. We have decided not to participate in the proposed re-completion of the Onnie Ray #1H well.

Results of Operations - Year to date December 31, 2011

		Year Ended December 31,
	2011	2010	change	% change
Production:
Oil (Bbls)	290.75	446.30	(155.6)	(35%)
Gas (Mcf)	718.65	1,184.10	(465.5)	(39%)
Total production (BOE)	410.53	643.65	(233.1)	(36%)
Number of days	365	365
Average daily production (BOE)	1.12	1.76	(0.6)	(35%)
% oil of production	71%	69%	0.02	3%
Average sales price:
Oil (per Bbl)	$88.07	$67.13	$20.94	31%
Gas (per Mcf)	$9.99	$8.35	$1.64	20%
Total production (per BOE)	$79.87	$61.91	$17.96	29%
Oil and gas revenues:
Oil revenue	$25,605	$29,960	$(4,355)	(15%)
Gas revenue	$7,182	$9,886	$(2,704)	(27%)
Total	$32,787	$39,846	$(7,059)	(18%)
Lease operating expenses	$21,237	$24,988	$(3,751)	(15%)
Additional per BOE data:
Sales price	$79.87	$61.91	$17.96	29%
Lease operating expenses	$51.73	$38.82	$12.91	33%
Operating Margin per BOE	$28.13	$23.08	$5.05	22%

Mineral Property Interests

(a)	On June 8, 2011, pursuant to an asset purchase agreement, the Company paid $519,750 (CAD $500,000) in cash for the acquisition of EMC Metals Corp's. 100% leasehold interest in two mining leases known as the Fostung tungsten property. The Fostung tungsten property consists of two contiguous claim blocks of 30 claims totaling 485 hectors. The nine claims covered by Mining Lease One expire on October 31, 2031. The twenty one claims covered by Mining Lease Two which originally expired on March 31, 2011 are in the process of being renewed and extended three years to 2014 by the MNDMF. The Company has performed the necessary assessment work and applied to the MNDMF to extend the expiry of Lease Two to October 2032. The Fostung property is located in Foster Township, Sudbury Mining Division, Ontario, Canada. It is approximately 8 kilometers southeast of the town of Espanola and 70 kilometers west-southwest of the town of Sudbury. An excellent all-weather gravel road extends from Espanola, crossing the property and providing access to the west bay of Lake Panache.

A production bonus in the amount of CAD $500,000 is payable to Breakwater Resources Ltd. by the Company within thirty business days following the commencement of commercial production from the property. A 1% net smelter return royalty on the property is also payable to Breakwater Resources Ltd. by the Company. No capitalized costs have been amortized as of December 31, 2011. The Company did not incur any impairment of these capitalized costs through December 31, 2011.

(b)	The Fostung property also consists of four unpatented mining claims, located in Foster Township in the Sudbury Mining Division, Ontario, Canada, comprised of 26 claim units, were recorded in the name of Fostung Resources Ltd. on June 7, 2011. Two of the four mining claim blocks consisting of two contiguous claims are located to the north east of the structural trend in the two contiguous claim blocks of 30 claims referred to in (a) above. Two of the four mining claim blocks consisting of two contiguous claims are located to the south west of the structural trend in the two contiguous claim blocks of 30 claims referred to in (a) above. Each of the four claims has an expiration date of June 7, 2013. The aggregate amount of work required to renew the four claims is CAD $10,400.

Liquidity and Capital Resources

The Company currently finances its activities primarily by the private placement of securities. There is no assurance that equity funding will be accessible to the Company at the times and in the amounts required to fund the Company’s activities. There are many conditions beyond the Company’s control which have a direct bearing on the level of investor interest in the purchase of Company securities. The Company may also attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties; however, there is no assurance that any such activity will generate funds that will be available for operations. Debt financing has not been used to fund the Company’s property acquisitions and exploration activities, and the Company has no current plans to use debt financing. The Company does not have “standby” credit facilities, or off-balance sheet arrangements and it does not use hedges or other financial derivatives. The Company has no agreements or understandings with any person as to additional financing.

At December 31, 2011, we had cash of $787,771 (December 31, 2010 - $2,052,305) and working capital of $728,592 (working capital deficiency December 31, 2010 – $3,215,795). Total liabilities as of December 31, 2011 were $129,009 (December 31, 2010 - $5,323,273).

Our general business strategy is to acquire mineral properties and oil and gas properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 1 to the consolidated financial statements, we have incurred recurring operating losses since inception and used cash of $747,458 from operating activities in 2011. We require additional funds to meet our obligations and maintain our operations. We have sufficient working capital to (i) pay our administrative and general operating expenses through December 31, 2012, and (ii) to conduct our preliminary exploration programs. Without sufficient cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of our properties, there is no assurance that any such activity will generate funds that will be available for operations. Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of our interest. We have no agreements or understandings with any person as to such additional financing.

Our mineral exploration properties have not commenced commercial production.

Cash Flow

Operating activities: We used cash of $747,458 for the year ended December 31, 2011 (2010 - $348,162). The following is a breakdown of the cash and non-cash items used for operating activities, aside from the net losses in each period: Impairment and depreciation of $3,264 (2010 $79,245); Stock-based compensation expense $0 (2010 compensation benefit $(36,138)); Accretion of asset retirement obligation of $2,758 (2010 - $2,558); a non-cash gain in fair value of warrant liability of $5,248,041) (non-cash loss in 2010 - $3,879,621); gain on disposal of oil & gas assets of $2,140 (2010 - $0); changes in accounts receivable resulted in a decrease in cash of $11,899 (2010 - increase in cash of $6,144); changes in accounts payable and accrued expenses (including related party) resulted in an increase in cash of $51,018 (2010 - decrease of $12,966).

Investing Activities: During the year ended December 31, 2011, $519,750 was spent acquiring the Fostung property in Ontario Canada (year ended December 31, 2010 - $0). During the year ended December 31, 2011 additions to capitalized costs of oil and gas properties were $599 (2010 - $9,303) and proceeds from the sale of oil and gas assets were $7,377 (2010 - $0).

Financing Activities: We intend to finance our activities by raising capital through the equity markets. There were no financing activities during 2011 and 2010.

Dividends

The Company has neither declared nor paid any dividends on its Common stock. We intend to retain our earnings to finance growth and expand our operations and do not anticipate paying any dividends on our common stock in the foreseeable future.

Asset-Backed Commercial Paper

The Company has no asset-backed commercial paper.

Fair Value of Financial Instruments and Risks

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair value.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, accounts payable – related parties, and warrant liability approximate their fair value because of the short-term nature of these instruments.

Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The Company operates both inside and outside of the United States of America and is exposed to foreign currency risk due to the fluctuation between the Canadian dollar, in which the Company’s wholly owned subsidiary Fostung Resources operates in, and the U.S. dollar.

Share Capital

At March 26, 2012, we had:

  Authorized share capital of 10,000,000 (December 31, 2011 – 10,000,000) preferred shares with par value of $0.0001 each.
  Authorized share capital of 200,000,000 (December 31, 2011, – 200,000,000) common shares with par value of $0.00001 each.
  63,075,122 common shares were issued and outstanding (December 31, 2011, – 63,075,122, December 31, 2010 – 63,075,122).
  0 Series A warrants (December 31, 2011, – 0, December 31, 2010 – 6,450,000). The Series A warrants are exercisable at $0.60 per share, with expiry date of December 31, 2011.
  0 Series B warrants (December 31, 2011, – 0, December 31, 2010 – 6,450,000). The Series B warrants are exercisable at $0.75 per share, with expiry date of December 31, 2011.
  0 stock options outstanding under our incentive stock option plan. A total of 120,000,000 shares of the Company’s common stock have been reserved for award under the stock option plan, of which 120,000,000 were available for future issuance as of March 26, 2012, December 31, 2011 and 2010.

Market Risk Disclosures

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes during the years ended December 31, 2011 and 2010, and the subsequent period to March 26, 2012.

Off-balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at December 31, 2011, and the subsequent period to March 26, 2012, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements.

Critical Accounting Policies

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Our accounting policies are described in Note 2 to our December 31, 2011, consolidated financial statements. Significant areas requiring the use of management estimates include, the determination of impairment of mineral properties and oil and gas properties; useful lives for depreciation and amortization of property, plant and equipment; valuation allowances for future income tax assets; fair value of non-cash stock-based compensation; reclamation and environmental obligations are critical accounting policies that are subject to estimates and assumptions regarding future activities are significant reporting areas impacted by management’s judgments and estimates. Management’s judgments and estimates in these areas are based on information available from both internal and external sources, including engineers, geologists, consultants and historical experience in similar matters. Actual results could differ from the estimates as additional information becomes known.

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

Mineral properties

The Company has concluded that mineral rights meet the definition of tangible assets. Accordingly, the Company accounts for its mineral properties on a cost basis whereby all direct costs, net of pre-production revenue, relative to the acquisition of the properties are capitalized. All sales and option proceeds received are first credited against the costs of the related property, with any excess credited to earnings. Once commercial production has commenced, the net costs of the applicable property will be charged to operations using the unit-of-production method based on estimated proven and probable recoverable reserves. The net costs related to abandoned properties are charged to operations.

Costs of exploring, carrying and retaining unproven properties are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2011 and 2010, the Company did not have proven reserves. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves once proved reserves are determined to exist. The Company has not yet obtained reserve reports. Management is assessing production data to determine the feasibility of obtaining reserves studies. At December 31, 2011, there were no capitalized costs subject to amortization.

Oil and gas properties without estimated proved reserves are not amortized until proved reserves associated with the properties can be determined or until impairment occurs. As a result of management’s impairment analysis, the Company recorded an impairment loss of $3,264 and $79,245 during 2011 and 2010, respectively. The impairment is similar to amortization and therefore is not added to the costs of properties being amortized.

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

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement obligation is included in proven oil and gas properties in the balance sheets. The Company’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties. The asset retirement liability is allocated to operating expense using a systematic and rational method. Asset retirement obligations amounted to $55,316 and $52,558 at December 31, 2011 and 2010, respectively.

Warrant Liability Derivative

The Company evaluates financial instruments for freestanding or embedded derivatives. As part of the July 2008 financing, the Company issued warrants that did not meet the specific conditions for equity classification. The Company is required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) on change in fair value of warrant liability. The fair value of warrants will continue to be classified as a liability until the warrants are exercised, expire or are amended in a way that would no longer require classification as a liability.

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

Related Party Transactions

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

In determining whether we will participate in a particular program and the interest therein to be acquired by it, the directors will primarily consider the potential benefits to us, the degree of risk to which we may be exposed and our financial position at that time. Other than as indicated, we have no other procedures or mechanisms to deal with conflicts of interest. We are not aware of the existence of any conflict of interest as described herein.

Other than as disclosed below, during the years ended December 31, 2011 and 2010 and the subsequent period to March 26, 2012, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

During the year ended December 31, 2011, management fees of $94,000 (year ended December 31, 2010 - $35,000) were paid to officers of the Company. Accounts payable to Mr. Cacace amounted to $36,000 at December 31, 2011. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

During the year ended December 31, 2011, directors fees of $48,000 (year ended December 31, 2010 - $20,000) were paid to non-officer directors of the Company. Accounts payable to Mr. Sierchio amounted to $2,000 at December 31, 2011. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

During the year ended December 31, 2011, legal fees of $47,312 (year ended December 31, 2010 – $44,188) were paid or are due to our attorney, Mr. Sierchio, who was appointed to our board effective August 26, 2010. Accounts payable to Mr. Sierchio for legal fees amounted to $7,850 at December 31, 2011.

CURRENT OUTLOOK

General Economic Conditions

Current problems in credit markets and deteriorating global economic conditions have led to a slowdown of growth. The slowdown of growth is a major concern, as one of the biggest risks to a full recovery for the metals industry would be a weak and/or slow demand resurgence in critical end markets. Prices for raw materials continue to climb and/or remain near record highs. It is difficult in these conditions to forecast metal prices and demand trends for products that we would produce if we had current mining operations. Credit market conditions have also increased the cost of obtaining capital and limited the availability of funds. Accordingly, management is reviewing the effects of the current conditions on our business.

It is anticipated that for the foreseeable future, we will rely on the equity markets to meet our financing need. We will also consider entering into joint venture arrangements to advance our projects.

Capital and Exploration Expenditures

We are reviewing our capital and exploration spending in light of current market conditions. As a result of our review, we may curtail a portion of our capital and exploration expenditures during 2012.

We are currently concentrating our mineral exploration activities in Canada and our oil and gas operations in the U.S., and examining data relating to the potential acquisition or joint venturing of additional mineral and oil and gas properties in either the exploration or development stage.

Plans for Next Twelve Months

The following Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below. Our actual results could differ materially from those anticipated in these forward-looking statements.

During the next 12 months we intend to raise additional funds through equity offerings and/or debt borrowing to meet our administrative/general operating expenses and to conduct work on our exploration properties. There is, of course, no assurance that we will be able to do so and we do not have any agreements or arrangements with respect to any such financing.

Our mineral exploration properties have not commenced commercial production and we have no history of earnings or cash flow from our operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its property, there is no assurance that any such activity will generate funds that will be available for operations.

We will concentrate our mineral exploration activities on the Fostung Tungsten property in Canada and examine data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage. Additional employees will be hired on a consulting basis as required by the exploration properties.

Our exploration work program for the remainder of 2012 will focus on the Fostung property. The work will entail drilling, channel sampling, geophysical surveying, geochemical surveying and ground magnetic surveys

Recent Accounting Pronouncements

See “Note 2. Accounting Policies” in the Notes to Consolidated Financial Statements in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Our audited consolidated financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following audited consolidated financial statements are filed as part of this annual report:

PAGE
Report of Independent Registered Public Accounting Firm, dated March 26, 2012	F1
Consolidated Balance Sheets as of December 31, 2011 and 2010	F2
Consolidated Statements of Operations for the years ended December 31, 2011 and 2010	F3
Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended December 31, 2011 and 2010	F4
Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010	F5
Notes to Consolidated Financial Statements	F6 – F20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Janus Resources, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Janus Resources, Inc. and Subsidiaries ("the Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Janus Resources, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

March 29, 2012

F1

JANUS RESOURCES, INC.

(formerly Entheos Technologies, Inc.)

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

(Expressed in U.S. Dollars)

	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$787,771	$2,052,305
Accounts receivable	14,514	2,615
Total current assets	802,285	2,054,920

Oil and gas properties
Unproven properties	530,539	535,176
Accumulated depreciation, depletion, amortization and impairment	(511,847)	(508,583)
Oil and gas properties, net	18,692	26,593
Mineral properties	519,750	-

Total assets	$1,340,727	$2,081,513

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$27,843	$9,404
Accounts payable - related parties	45,850	13,270
Warrant liability	-	5,248,041
Total current liabilities	73,693	5,270,715

Long-term liabilities
Asset retirement obligation	55,316	52,558
Total liabilities	129,009	5,323,273

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: $0.0001 par value: Authorized: 10,000,000 shares
Issued and outstanding: nil	-	-
Common stock: $0.00001 par value: Authorized: 200,000,000 shares
Issued and outstanding: 63,075,122 shares (2010: 63,075,122)	631	631
Additional paid-in capital	5,462,236	5,462,236
Accumulated deficit	(4,247,045)	(8,704,627)
Accumulated other comprehensive income (loss)	(4,104)	-
Total stockholders' equity (deficit)	1,211,718	(3,241,760)
Total liabilities and stockholders' equity (deficit)	$1,340,727	$2,081,513

(The accompanying notes are an integral part of these consolidated financial statements)

F2

JANUS RESOURCES, INC.
(Formerly Entheos Technologies, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

	Year ended
	December 31
	2011	2010

Revenue
Oil and gas sales	$32,787	$39,846

Expenses
Lease operating expenses	21,237	24,988
Exploration costs	227,944	-
Project research and development	36,851	-
General and administrative expenses	536,090	322,618
Impairment and depreciation	3,264	79,245
Total operating expenses	825,386	426,851

Operating Loss	(792,599)	(387,005)

Other income / (expense)
Change in fair value of warrant liability	5,248,041	(3,879,621)
Gain on disposal of assets	2,140	-
	5,250,181	(3,879,621)
Net income (loss)
attributable to common stockholders	$4,457,582	$(4,266,626)

Earnings per share - basic
Income (loss) per common share	$0.07	$(0.07)

Weighted average shares outstanding	63,075,122	63,075,122

Earnings per share - diluted
Income (loss) per common share	$0.07	$(0.07)
Weighted average shares and
dilutive potential common
shares outstanding	63,075,122	63,075,122

(The accompanying notes are an integral part of these consolidated financial statements)

F3

JANUS RESOURCES, INC.
(Formerly Entheos Technologies, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2011 and 2010
(Expressed in U.S. Dollars)

						Accumulated
					Accumulated	other	Total
	Common Stock		Additional	Comprehensive	earnings	comprehensive	stockholders'
	Shares	Amount	paid-in capital	income	(deficit)	income (loss)	equity (deficit)

Balance, December 31, 2009	63,075,122	$631	$5,498,374	$(4,438,001)	$(4,438,001)	$-	$1,061,004

Stock-based compensation	-	-	(36,138)	-	-	-	(36,138)

Net loss, December 31, 2010	-	-	-	(4,266,626)	(4,266,626)	-	(4,266,626)

Balance, December 31, 2010	63,075,122	631	5,462,236	$(4,266,626)	(8,704,627)	-	(3,241,760)

Comprehensive income:
Net income, December 31, 2011	-	-	-	$4,457,582	4,457,582	-	4,457,582
Foreign currency translation adjustment	-	-	-	(4,104)	-	(4,104)	(4,104)

Total comprehensive income				$4,453,478

Balance, December 31, 2011	63,075,122	$631	$5,462,236		$(4,247,045)	$(4,104)	$1,211,718

(The accompanying notes are an integral part of these consolidated financial statements)

F4

JANUS RESOURCES, INC.
(formerly Entheos Technologies, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2011 and 2010
(Expressed in U.S. Dollars)

	2011	2010

Cash flows from operating activities
Net income (loss)	$4,457,582	$(4,266,626)
Adjustments to reconcile net income (loss) to
net cash flows from operating activities:
Impairment and depreciation	3,264	79,245
Stock-based compensation	-	(36,138)
Accretion of asset retirement obligation	2,758	2,558
Change in fair value of warrant liability	(5,248,041)	3,879,621
Gain on disposal of assets	(2,140)	-
Changes in operating assets and liabilities:
Accounts receivable	(11,899)	6,144
Accounts payable & accrued liabilities including related party payables	51,018	(12,966)
Net cash flows from operating activities	(747,458)	(348,162)

Cash flows from investing activities
Acquisition of oil and gas properties	(599)	(9,303)
Proceeds from sale of assets	7,377	-
Acquisition of mineral properties	(519,750)	-
Net cash flows from investing activities	(512,972)	(9,303)

Effect of exchange rate changes on cash and cash equivalents	(4,104)	-
Decrease in cash and cash equivalents	(1,264,534)	(357,465)
Cash and cash equivalents, beginning of period	2,052,305	2,409,770
Cash and cash equivalents, end of period	$787,771	$2,052,305

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements)

F5

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

Incorporated under the laws of the State of Nevada, the Company has an authorized capital of 200,000,000 shares of $0.00001 par value common stock, of which 63,075,122 shares are outstanding as of December 31, 2011.

Effective January 5, 2011, the Company changed its name from “Entheos Technologies, Inc.” to “Janus Resources, Inc.” so as to more fully reflect the Company’s operations.

The Company has recently incurred net operating losses and operating cash flow deficits. The Company’s accumulated deficit is $4,247,045 at December 31, 2011. It may continue to incur losses from operations and operating cash flow deficits in the future. Management believes that the Company’s cash and cash equivalent balances, anticipated cash flows from operations and other external sources of credit will be sufficient to meet its cash requirements through December 2012 if not further.  The future of the Company after December 2012 will depend in large part on its ability to successfully generate cash flows from operations and raise capital from external sources to fund operations.

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

Principles of Consolidation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries, Fostung Resources, Limited (“Fostung”) and Entheos Energy, Inc. (“Entheos”). Collectively, they are referred to herein as "the Company". All significant intercompany transactions and balances have been eliminated. Fostung was formed on incorporated on May 10, 2011 in Ontario Canada. Entheos was incorporated under the laws of the State of Nevada on October 5, 2000.

F6

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

Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates include the determination of impairment of mineral properties, oil and gas properties and equipment, useful lives for amortization, valuation allowances for future income tax assets, fair value of non-cash stock-based compensation, common stock warrants and reclamation and environmental obligations. Actual results, as determined by future events, may differ from these estimates. Management’s judgments and estimates in these areas are based on information available from both internal and external sources, including engineers, geologists, consultants and historical experience in similar matters. The more significant reporting areas impacted by management’s judgments and estimates are accruals related to oil and gas sales and expenses; estimates used in the impairment of oil and gas properties; and the estimated future timing and cost of asset retirement obligations.

The carrying values of oil and gas properties are particularly susceptible to change in the near term. Changes in the future estimated oil and gas reserves or the estimated future cash flows attributable to the reserves that are utilized for impairment analysis could have a significant impact on the future results of operations.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company did not have any cash equivalents at December 31, 2011 and 2010.

Mineral Properties

The Company has concluded that mineral rights meet the definition of tangible assets. Accordingly, the Company accounts for its mineral properties on a cost basis whereby all direct costs, net of pre-production revenue, relative to the acquisition of the properties are capitalized. All sales and option proceeds received are first credited against the costs of the related property, with any excess credited to earnings. Once commercial production has commenced, the net costs of the applicable property will be charged to operations using the unit-of-production method based on estimated proven and probable recoverable reserves. The net costs related to abandoned properties are charged to operations.

Costs of exploring, carrying and retaining unproven properties are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2011 and 2010, the Company did not have proven reserves. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

F7

Full Cost Method of Accounting for Oil and Gas Properties

The Company has elected to utilize the full cost method of accounting for its oil and gas activities. In accordance with the full cost method of accounting, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs and related asset retirement costs are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves once proved reserves are determined to exist. The Company has not yet obtained reserve reports.  Management is assessing production data to determine the feasibility of obtaining reserves studies.  At December 31, 2011 and 2010, there were no capitalized costs subject to amortization.

Oil and gas properties without estimated proved reserves are not amortized until proved reserves associated with the properties can be determined or until impairment occurs. As a result of management’s impairment analysis, the Company recorded an impairment loss of $3,264 and $79,245 during 2011 and 2010, respectively. The impairment is similar to amortization and therefore is not added to the costs of properties being amortized. See “Note 6. Fair Value Measurement” for further information.

Sales of oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. The Company has not sold any oil and gas properties.

Asset Retirement Obligation

The Company records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement obligation is included in proven oil and gas properties in the balance sheets. The Company’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties. The asset retirement liability is allocated to operating expense using a systematic and rational method. Asset retirement obligations amounted to $55,316 and $52,558 at December 31, 2011 and 2010, respectively.

Impairment of Long-Lived Assets

The Company reviews and evaluates its long-lived assets for impairment at each balance sheet date and documents such impairment testing. The tests include an evaluation of the assets and events or changes in circumstances that would indicate that the related carrying amounts may not be recoverable.

Oil and gas properties are subject to a “ceiling test” which basically limits capitalized costs to the sum of the estimated future net revenues from proved reserves, discounted at 10% per annum to present value, based on current economic and operating conditions, adjusted for related income tax effects.

Mineral properties in the exploration stage are monitored for impairment based on factors such as the Company's continued right to explore the area, exploration reports, assays, technical reports, drill results and the Company's continued plans to fund exploration programs on the property, whether sufficient work has been performed to indicate that the carrying amount of the mineral property cost carried forward as an asset will not be fully recovered, even though a viable mine has been discovered.

F8

The tests for long-lived assets in the exploration, development or producing stage that would have a value beyond proven and probable reserves would be monitored for impairment based on factors such as current market value of the mineral property and results of exploration, future asset utilization, business climate, mineral prices and future undiscounted cash flows expected to result from the use of the related assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset, including evaluating its reserves beyond proven and probable amounts.

The Company's policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable either due to impairment or by abandonment of the property. The impairment loss is calculated as the amount by which the carrying amount of the asset exceeds its fair value. While the Company incurred losses from operations, these losses have not been in excess of planned expenditures on the specific mineral properties in order to ultimately realize their value.

Warrant Liability Derivative

The Company evaluates financial instruments for freestanding or embedded derivatives. As part of the July 2008 financing, the Company issued warrants that did not meet the specific conditions for equity classification. The Company is required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) on change in fair value of warrant liability. The fair value of the warrants were classified as a liability until the warrants expired on December 31, 2011.

Stock-Based Compensation

The Company has a stock option plan.

The Company measures and records in the consolidated financial statements the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. Estimates of forfeitures of unvested instruments at the grant date are considered in determining the total compensation to be recognized. Stock based payments to non-employees are measured at the fair value of consideration received or equity instruments issued, whichever is more reliable and are periodically re-measured until counter party performance is complete.

The offset to the recorded stock based compensation cost is to additional paid-in capital. Consideration received on the exercise of stock options is recorded as share capital and the related additional paid-in capital is transferred to share capital.

The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant.  The Black-Scholes pricing model requires management to make assumptions regarding the option lives, expected volatility, and risk free interest rates. See “Note 8. Stock Options” for additional information on the Company’s stock-based compensation plans.

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

F9

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

Earnings (Loss) Per Share

The computation of basic net income (loss) per common share is based on the weighted average number of shares that were outstanding during the year. The computation of diluted net income (loss) per common share is based on the weighted average number of shares used in the basic net income (loss) per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method for shares subject to stock options and warrants. At December 31, 2011, the total number of potentially dilutive shares of common stock excluded from basic net loss per share was 0 (December 31, 2010 – 12,900,000). See “Note 3. Earnings (Loss) Per Share” for further discussion.

Foreign Currency Translation

Transactions and account balances originally stated in currencies other than the U.S dollar have been translated into U.S. dollars as follows:

•	Revenue and expense items are translated at the average exchange rate for the period in which they are incurred.

•	Non-monetary assets and liabilities at the rate of exchange in effect on the dates the assets were acquired or the liabilities were incurred.

•	Monetary assets and liabilities at the exchange rate at the balance sheet date.

Exchange gains and losses are recorded in operations in the period in which they occur, except for exchange gains and losses related to translation of monetary assets and liabilities associated with mineral properties, which are deferred and included in mineral properties.

F10

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

Recently Issued Accounting Standards Updates

Accounting Standards Update No. 2011-04: Fair value measurements update 2011-04

In May 2011, the FASB issued an update to the authoritative guidance related to fair value measurements as a result of the FASB and the IASB working together to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). The amendments will add new disclosures, with a particular focus on Level 3 measurements. The objective of these amendments is to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments in this update are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

Accounting Standards Update No. 2011-05: Presentation of Comprehensive Income 2011-05

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05). Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items

F11

out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" (ASU 2011-12), which deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income while the FASB further deliberates this aspect of the proposal. The amendments contained in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments also do not affect how earnings per share is calculated or presented. ASU 2011-05, as amended by ASU 2011-12, is effective for us on January 1, 2012. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

Note 3. Earnings (Loss) Per Share (EPS)

Dilutive common stock equivalents include 0 warrants for 2011 and 12,900,000 warrants for 2010 which are not included in the computation of diluted earnings per share for 2010 because to do so would be anti-dilutive.  All share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.

Following is the computation of basic and diluted net income (loss) per share for the years ended December 31, 2011 and 2010:

	December 31,
	2011	2010

Numerator - net income (loss)	$4,457,582	$(4,266,626)

Denominator - weighted average number of common shares outstanding	63,075,122	63,075,122

Basic and diluted net income (loss) per common share	$0.07	$(0.07)

Note 4. Oil and Gas Properties

The aggregate amount of capitalized costs relating to crude oil and natural gas producing activities and the aggregate amount of related accumulated depreciation, depletion and amortization at December 31, 2011 and 2010 were:

	December 31,
	2011	2010	Change ($)
Unproven Properties	$530,539	$535,176	$(4,637)
Impairment of properties	(511,847)	(508,583)	(3,264)
Oil and gas properties, net	$18,692	$26,593	$(7,901)

The Company has not obtained reserve studies with estimated proved reserves. Management is assessing production data to determine the feasibility of obtaining reserves studies. Therefore, at December 31, 2011 and 2010, there were no proved properties subject to amortization.

Properties which are not being amortized are assessed quarterly, on a property-by-property basis, to determine whether they are recorded at the lower of cost or fair market value. As a result of this analysis and lack of reserve studies, the Company recorded an impairment loss of $3,264 and $79,245 for the years ended December 31, 2011 and 2010, respectively.  The impairment recognized was to bring the carrying costs of the wells to their anticipated salvage value since most of the wells are approaching end of life unless additional capital investments are made. The impairment is similar to amortization and therefore is not added to the cost of properties being amortized.

F12

Costs incurred in oil and gas property acquisition, exploration and development activities for the years ended December 31, 2011 and 2010 were:

	Costs Incurred for Oil & Gas Properties
	For the year ended December 31,
	2011	2010
Beginning balance, net	$26,593	$96,535
Unproven properties:
Acqusisition costs	-	1,405
Exploration Costs	(5,249)	6,588
Development costs	612	1310
Impairment and depreciation	(3,264)	(79,245)
Ending balance, net	$18,692	$26,593

The table below shows the results of operation for the Company’s oil and gas producing activities for the years ended December 31, 2011 and 2010. All production is within the continental United States.

	For the year ended December 31,
	2011	2010
Revenue
Oil	$25,605	$29,960
Gas	7,182	9,886
	32,787	39,846
Expenses
Production	19,176	24,988
Production taxes	2,061	721
Impairment	3,264	79,245
	24,501	104,954
Results of operations	$8,286	$(65,108)

Asset Retirement Obligation

The following table summarizes the activity for the Company’s asset retirement obligations:

	For the year ended December 31,
	2011	2010
Asset retirement obligations, beginning of period	$52,558	$50,000
Accretion expense	2,758	2,558
Change in estimated obligations	-	-
Asset retirement obligations, end of period	55,316	52,558
Less: current portion	-	-
Long-term asset retirement obligations, end of period	$55,316	$52,558

F13

Note 5. Mineral Properties and Exploration Expenses

Foster Township, Sudbury, Ontario, Canada – Fostung Tungsten Property

a)	On June 8, 2011, pursuant to an asset purchase agreement, the Company paid CAD $500,000 in cash for the acquisition of EMC Metals Corp's. 100% leasehold interest in two mining leases known as the Fostung tungsten property. The Fostung tungsten property consists of two contiguous claim blocks of 30 claims totaling 485 hectors. The nine claims covered by Mining Lease 108592 ("Lease One") expire on October 31, 2031. The twenty one claims covered by Mining Lease 105604 ("Lease Two") which originally expired on March 31, 2011 are in the process of being renewed and extended three years to 2014 by the Ministry of Northern Development, Mines and Forestry ("MNDMF"). The Company has performed the necessary assessment work and applied to the MNDMF to extend the expiry of Lease Two to October 2032. The Fostung property is located in Foster Township, Sudbury Mining Division, Ontario, Canada. It is approximately 8 kilometers southeast of the town of Espanola and 70 kilometers west-southwest of the town of Sudbury. An excellent all-weather gravel road extends from Espanola, crossing the property and providing access to the west bay of Lake Panache.

A production bonus in the amount of CAD $500,000 is payable to Breakwater Resources Ltd. by the Company within thirty business days following the commencement of commercial production from the property. A 1% net smelter return royalty on the property is also payable to Breakwater Resources Ltd. by the Company. No capitalized costs have been amortized as of December 31, 2011. The Company did not incur any impairment of these capitalized costs through December 31, 2011.

b)	The Fostung property also consists of four unpatented mining claims, located in Foster Township in the Sudbury Mining Division, Ontario, Canada, comprised of 26 claim units, were recorded in the name of Fostung Resources Ltd. on June 7, 2011. Two of the four mining claim blocks consisting of two contiguous claims are located to the north east of the structural trend in the two contiguous claim blocks of 30 claims referred to in (a) above. Two of the four mining claim blocks consisting of two contiguous claims are located to the south west of the structural trend in the two contiguous claim blocks of 30 claims referred to in (a) above. Each of the four claims has an expiration date of June 7, 2013. The aggregate amount of work required to renew the four claims is CAD $10,400.

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

F14

The following table presents the Company’s financial assets and liabilities, which were accounted for at fair value on a recurring basis as of December 31, 2010, by level within the fair value hierarchy (none as of December 31, 2011):

	December 31, 2010
	Level 1	Level 2	Level 3	Total
LIABILITIES
Warrant liability (Note 7)	$-	$-	$5,248,041	$5,248,041

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

The following table presents the Company’s financial assets and liabilities, which were accounted for at fair value on a non-recurring basis as of December 31, 2011, by level within the fair value hierarchy.

	December 31, 2011
	Level 1	Level 2	Level 3	Total
ASSETS
Oil and gas properties, net	$-	$-	$18,692	$18,692

LIABILITIES
Asset retirement obligation (Note 4)	$-	$-	$55,316	$55,316

The following table presents the Company’s financial assets and liabilities, which were accounted for at fair value on a non-recurring basis as of December 31, 2010, by level within the fair value hierarchy.

F15

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

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. No warrants were exercised prior to December 31, 2011, when they expired.

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

During the period the warrants were outstanding, the Company did not sell any shares of common stock or common stock equivalents that would result in an adjustment to the exercise price or number of shares of common stock underlying the warrants outstanding and the warrants expired on December 31, 2011.

F16

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

The following table is a roll forward of the fair value of the warrant liability related to the common stock warrants using the Black-Scholes assumptions as of December 31, 2011 and 2010 (Level 3 inputs):

	Series A Warrants	Series B Warrants	Total
Balance as of January 1, 2010	$309,215	$1,059,205	$1,368,420
Change in fair value	2,434,985	1,444,636	3,879,621
Balance as of December 31, 2010	2,744,200	2,503,841	5,248,041
Change in fair value	(2,744,200)	(2,503,841)	(5,248,041)

Balance as of December 31, 2011	$-	$-	$-

As a result of adjusting the warrant liability to fair value, we recorded a non-cash gain of $2,744,200 (non-cash loss $2,434,985 in 2010) and $2,503,841 (non-cash loss of $1,444,636 in 2010) relating to the Series A and Series B Warrants, respectively, for the year ended December 31, 2011.

A total of 0 (2010 - 12,900,000) shares of the Company’s common stock have been reserved for issuance upon exercise of warrants outstanding as of December 31, 2011.

Note 8. Stock Options

The Company has an active stock option plan that provides shares available for option grants to employees, directors and others. A total of 120,000,000 shares of the Company’s common stock have been reserved for award under the stock option plan, of which 120,000,000 were available for future issuance as of December 31, 2011. Options granted under the Company’s option plan generally vest over five years or as otherwise determined by the Board of Directors, have exercise prices equal to the fair market value of the common stock on the date of grant, and expire no later than ten years after the date of grant.

During the years ended December 31, 2011 and 2010, the Company did not grant any stock option awards.

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

F17

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

Stock option activity during the years ended December 31, 2011 and 2010 is summarized as follows:

		Weighted	Remaining
		average	contractual	Aggregate
	Number of	exercise	term	intrinsic
	options	price	(years)	value

Outstanding at December 31, 2009	150,000	1.00
Forfeited	(150,000)	1.00
Outstanding at December 31, 2010	-			$ -
Granted	-
Outstanding at December 31, 2011	-			$ -
Available for grant at December 31, 2011	120,000,000

A summary of the Company’s unvested stock options and changes during the years ended December 31, 2010 is as follows:

		Weighted
	Number of	Average Grant
	options	Date Fair Value
Unvested, December 31, 2009	120,000	0.73
Forfeited	(120,000)	0.73
Unvested December 31, 2011 and 2010	-

During the years ended December 31, 2011 and 2010, stock-based compensation expense (benefit) of $0 and ($36,138) was recognized as general and administrative expenses. As of December 31, 2011, the Company had no unrecognized compensation cost related to unvested stock options as there were no stock options outstanding.

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Note 9. Related Party Transactions

Executive Management

 On August 27, 2010, Mr. Derek Cooper resigned from the positions of President, Chief Executive Officer, Chief Financial Officer and Director of the Company. The Company incurred $20,000 in fees paid to Mr. Cooper for the year ended December 31, 2010. At the time of his separation, certain of Mr. Cooper’s outstanding stock options were fully vested and exercisable.  The unvested stock options were immediately cancelled and the stock compensation expense of $16,710 that the Company had recognized in relation to these unvested options was reversed to general and administrative expenses. For the year ended December 31, 2010, the Company incurred ($12,047), as stock compensation expense (benefit) related to options granted to Mr. Cooper.

Immediately upon Mr. Cooper’s resignation, the Company appointed Mr. Antonino Cacace to the Board of Directors and the positions of President, Chief Executive Officer and Chief Financial Officer.  The Company has agreed to pay Mr. Cacace a monthly management fee of $3,000 for his services.  For the years ended December 31, 2011 and 2010, the Company incurred $94,000 and $15,000, respectively, in management fees paid to Mr. Cacace. Accounts payable to Mr. Cacace amounted to $36,000 at December 31, 2011.

F18

Director Fees

On August 26, 2010, Messrs. Jeet Sidhu and Christian Hudson resigned as members of the Board of Directors. The Company incurred nil in board fees for these non-employee directors for the year ended December 31, 2010.  At the time of their separation, certain of their outstanding stock options were fully vested and exercisable.  The unvested stock options were immediately cancelled and the stock compensation expense of $33,419 that the Company had recognized in relation to these unvested options was reversed to general and administrative expenses. For the year ended December 31, 2010, the Company recorded ($24,091), as stock compensation expense (benefit) related to options granted to these non-employee directors (refer to “Note 8 Stock Options”).

In order to fill the vacancies created by the resignations of Messrs. Jeet Sidhu and Christian Hudson, the Company appointed Messrs. David Jenkins and Joseph Sierchio to the Board of Directors.  The Company has agreed to pay Messrs. Jenkins and Sierchio a monthly fee of $2,000 each for their services. For the years ended December 31, 2011 and 2010, the Company has incurred $48,000 and $20,000 in management fees paid to Messrs. Jenkins and Sierchio. Accounts payable to Mr. Sierchio amounted to $2,000 at December 31, 2011.

Legal Fees

Legal fees expensed for the years ended December 31, 2011 and 2010, totaled $47,312 and $44,188, respectively, were paid or are due to our attorney, Mr. Sierchio, who was appointed to our board effective August 26, 2010. Accounts payable to Mr. Sierchio for legal fees amounted to $7,850 at December 31, 2011.

Note 10. Income Taxes

There is no current or deferred tax expense for 2011 and 2010, due to the Company’s loss position. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a full valuation allowance against the deferred tax asset. The income tax effect, utilizing a 34% income tax rate, of temporary differences comprising the deferred tax assets and deferred tax liabilities is a result of the following at December 31:

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$1,768,000	$1,499,000
Oil and gas properties	109,000	112,000
	1,877,000	1,611,000

Valuation allowance	(1,877,000)	(1,611,000)
Net deferred tax assets	$-	$-

The 2011 increase in the valuation allowance was $266,000 (2010:  $124,000).

F19

The Company has available net operating loss carryforwards of approximately $5,200,000 for tax purposes to offset future taxable income which expires commencing 2012 through to the year 2031. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.  The tax years 2008 through 2011 remain open to examination by federal agencies and other jurisdictions in which it operates.

A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for the years ended December 31 follows:

	2011	2010

Statutory federal income tax rate	34%	(34%)
Non-taxable losses (gains)	(40%)	31%
Valuation allowance	6%	3%
	0%	0%

F20

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2011 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation, management, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations.

Based on this evaluation, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

There were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), or in factors that could materially affect internal controls, during the quarter ended December 31, 2011, or subsequent to the date that management completed their evaluation, that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

Item 9B. Other Information

None.

PART III

 Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table and text set forth the names and ages of all directors and executive officers of our company as of March 26, 2012. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships between or among the directors, executive officers or persons nominated or charged by our company to become directors or executive officers. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve by the Board of Directors. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Position	Director / Officer Since
Derek Cooper	36	President, Chief Executive Officer, Chief Financial Officer, and Director	January 2012
David Jenkins	57	Director	August 2010
Joseph Sierchio	60	Director, and Secretary	August 2010

Set forth below are the names of all directors and executive officers, all positions and offices with us held by each person, the period during which each has served as such, the principal occupations and employment of such persons during at least the last five years, and other director positions held currently or during the last five years:

Mr. Derek Cooper

Since 2003, Mr. Cooper has provided various engineering services to mining, energy and utilities companies. Mr. Cooper is an engineer registered in the Province of Alberta. Mr. Cooper earned his B.Sc. in 2001 and his B.A.Sc. in 2005. Mr. Cooper currently serves on the board of directors for NDB Energy, Inc., where he has held this position since January 2005. Previously, Mr. Cooper served on the board of directors for Phytomedical Technologies, Inc. from September 2003 to September 2006.

Mr. David Jenkins

Since November 9, 2001, Mr. Jenkins has been the sole stockholder and president of J2 Capital Partners LLC, a management consulting firm specializing in early stage investment and management consultation to companies in the resource industry. Additionally, since June 5, 2006, Mr. Jenkins has served as the President, Chief Executive Officer and a Director of Minerva Minerals Limited, a public company engaged in the business of locating, acquiring, exploring and developing mineral properties. Mr. Jenkins was invited to join the Board of Directors due to his experience with public companies in the matters relating to management, administration, financial reporting, legal compliance and business development.

 Mr. Joseph Sierchio

Since 1975, Mr. Sierchio has practiced corporate and securities law in New York City, representing and offering counsel to domestic and foreign corporations, investors, entrepreneurs, and public and private companies in the United States, Canada, United Kingdom, Germany, Italy, Switzerland, Australia, and Hong Kong.  Mr. Sierchio is admitted in all New York state courts and federal courts in the Eastern, Northern, and Southern Districts of the State of New York as well as the federal Court of Appeals for the Second Circuit. Mr. Sierchio earned his Doctor of Law degree at Cornell University Law School in 1974, and a Bachelor of Arts degree, with Highest Distinction in Economics, from Rutgers College at Rutgers University, in 1971. Mr. Sierchio is also a member of Sierchio & Company, LLP.  Mr. Sierchio serves as a director of a number of privately held and public companies, including, HepaLife Technologies, Inc. and New Energy Technologies, Inc. and Ceres Ventures, Inc. Mr. Sierchio was invited to join the Board of Directors due to his extensive experience representing public companies with respect to finance, contract, governance and compliance matters and general business development.

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

Consideration of Director Nominees

Director Qualifications

We believe that our Board, to the extent that our limited resources permit, should encompass a diverse range of talent, skill and expertise sufficient to provide sound and prudent guidance with respect to the Company's operations and interests. Each director also is expected to: exhibit high standards of integrity, commitment and independence of thought and judgment; use his or her skills and experiences to provide independent oversight to our business; participate in a constructive and collegial manner; be willing to devote sufficient time to carrying out their duties and responsibilities effectively; devote the time and effort necessary to learn our business; and, represent the long-term interests of all shareholders.

The Board has determined that the Board of Directors as a whole must have the right diversity, mix of characteristics and skills for the optimal functioning of the Board in its oversight of our affairs. The Board believes it should be comprised of persons with skills in areas such as: finance; real estate; banking; strategic planning; human resources and diversity; leadership of business organizations; and legal matters. The Board may also consider in its assessment of the Board's diversity, in its broadest sense, reflecting, but not limited to, age, geography, gender and ethnicity.

In addition to the targeted skill areas, the Board looks for a strong record of achievement in key knowledge areas that it believes are critical for directors to add value to the Board, including:

•	Strategy—knowledge of our business model, the formulation of corporate strategies, knowledge of key competitors and markets;
•	Leadership—skills in coaching and working with senior executives and the ability to assist the Chief Executive Officer;
•	Organizational Issues—understanding of strategy implementation, change management processes, group effectiveness and organizational design;
•	Relationships—understanding how to interact with investors, accountants, attorneys, management companies, analysts, and communities in which we operate;
•	Functional—understanding of finance matters, financial statements and auditing procedures, technical expertise, legal issues, information technology and marketing; and
•	Ethics—the ability to identify and raise key ethical issues concerning our activities and those of senior management as they affect the business community and society.

The Board and Board Meetings

Our Board of Directors consists of three members. Directors serve for a term of one year and stand for election at our annual meeting of stockholders. Pursuant to our Bylaws, any vacancy occurring in the Board of Directors, including a vacancy created by an increase in the number of directors, may be filled by the stockholders or by the affirmative vote of a majority of the remaining directors though less than a quorum of the Board of Directors. A director elected to fill a vacancy shall hold office only until the next election of directors by the stockholders. If there are no remaining directors, the vacancy shall be filled by the stockholders.

At a meeting of stockholders, any director or the entire Board of Directors may be removed, with or without cause, provided the notice of the meeting states that one of the purposes of the meeting is the removal of the director. A director may be removed only if the number of votes cast to remove him exceeds the number of votes cast against removal.

Our Board of Directors and management are committed to responsible corporate governance to ensure that the Company is managed for the long-term benefit of its shareholders. To that end, the Board of Directors and management periodically review and update, as appropriate, our corporate governance policies and practices. In doing so, the Board and management review published guidelines and recommendations of institutional shareholder organizations and current best practices of similarly situated public companies. The Board of Directors and management also regularly evaluate and, when appropriate, will revise our corporate governance policies and practices in accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and listing standards issued by the SEC.

During the year ended December 31, 2011, the Board held a total of four (4) meetings. All members of the Board attended all meetings of the Board.

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

Nominating Committee

The Board does not currently have a standing Nominating Committee. All nominating functions are handled directly by the full Board of Directors, which the Board believes is the most effective and efficient approach, based on the size of the Board and our current and anticipated operations and needs. As outlined above in selecting a qualified nominee, the Board considers such factors as it deems appropriate which may include: the current composition of the Board; the range of talents of the nominee that would best complement those already represented on the Board; the extent to which the nominee would diversify the Board; the nominee's standards of integrity, commitment and independence of thought and judgment; and the need for specialized expertise.

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

Compliance with Section 16(a) of the Exchange Act

Pursuant to Section 16(a) of the Exchange Act of 1934, our executive officers and directors in addition to any person who owns more than 10% of our common stock are required to report their ownership of our common stock and changes to such ownership with the SEC. Based on a review of such reports and information provided to us, we believe that during the most recent fiscal year our executive officers and directors have complied with applicable filing requirements under Section 16(a), Based solely upon a review of the copies of the forms furnished to us, we believe that during fiscal 2011, the Section 16(a) filing requirements applicable to our directors and executive officers were satisfied.

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

Board Leadership Structure

We currently have only one executive officer and three directors. Our Board of Directors has reviewed the Company’s current Board leadership structure — which consists of a President, Chief Executive Officer, a Chief Financial Officer and no Chairman of the Board — in light of the composition of the Board, the Company’s size, the nature of the Company’s business, the regulatory framework under which the Company operates, the Company’s stockholder base, the Company’s peer group and other relevant factors, and has determined that this structure is currently the most appropriate Board leadership structure for our company. Nevertheless, the Board intends to carefully evaluate from time to time whether our Chief Executive Officer and Chairman positions should be combined based on what the Board believes is best for us and our stockholders.

Board Role in Risk Oversight

Risk is inherent in every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including strategic risks, enterprise risks, financial risks, and regulatory risks. While our management is responsible for day to day management of various risks we face, the Board of Directors, as a whole, is responsible for evaluating our exposure to risk and to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. The Board reviews and discusses policies with respect to risk assessment and risk management. The Board also has oversight responsibility with respect to the integrity of the Company’s financial reporting process and systems of internal control regarding finance and accounting, as well as its financial statements

Director Independence

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

Communications with the Board of Directors

Stockholders who wish to communicate with the Board of Directors may do so by addressing their correspondence to the Board of Directors at Janus Resource, Inc. 10180 – 101 Street, Suite 3400, Edmonton, AB, Canada, T5J 3S4.

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

We do not pay director compensation to directors who are also employees. All non-employee directors are paid a director’s fee. Directors are entitled to participate in, and have been issued options under, our Stock Plan (no options are currently outstanding). We also reimburse directors for any actual expenses incurred to attend meetings of the Board.

We reimburse our directors for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. We do not pay director compensation to directors who are also employees. All non-employee directors are paid a director’s fee. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. Directors are entitled to participate in, and have been issued options under, our Stock Plan (no options are currently outstanding). We also reimburse directors for any actual expenses incurred to attend meetings of the Board.

On August 26, 2010, the Company appointed Messrs. David Jenkins and Joseph Sierchio to the Board of Directors in order to fill the vacancies created by the resignations of Messrs. Jeet Sidhu and Christian Hudson.  The Company has agreed to pay Messrs. Jenkins and Sierchio a monthly fee of $2,000 each for their services.

The following table reports all compensation we paid to non-employee directors during the last three fiscal years.

Name		Fees earned or paid in cash (1)	Stock awards Aggregate Grant Date Fair Value		Option awards Aggregate Grant Date Fair Value		Non-equity incentive plan compensation		Nonqualified deferred compensation earnings		All other compensation (2)		Total
David Jenkins	2011	24,000	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil		$24,000
	2010	10,000	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil		$10,000
	2009	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Joseph Sierchio	2011	24,000	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil		$24,000
	2010	10,000	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil		$10,000
	2009	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Jeet Sidhu	2011	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
	2010	Nil	$	Nil	$	Nil	$	Nil	$	Nil		$(12,045)		$(12,045)
	2009	20,000	$	Nil	$	Nil	$	Nil	$	Nil		$14,820		$34,820
Christian Hudson	2011	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
	2010	Nil	$	Nil	$	Nil	$	Nil	$	Nil		$(12,044)		$(12,044)
	2009	Nil	$	Nil	$	Nil	$	Nil	$	Nil		$14,820		$14,820

(1) The amounts in this column represent the monthly compensation. Mr. Sidhu resigned August 26, 2010 and Mr. Jenkins and Sierchio were appointed on August 26, 2010.

(2)  The amounts in this column represent stock-based compensation expense granted to Mr. Sidhu and Mr. Hudson (50,000 stock options each) for stock options granted on September 12, 2008. The exercise price per share is $1.00; the options vest at the rate of 10,000 per annum in arrears commencing September 12, 2009. For the years ended December 31, 2010 and 2009, the Company recorded $24,089 and $29,640, respectively, as stock compensation expense (benefit) related to options granted to these non-employee directors The Options terminated upon Mr. Hudson’s and Mr. Sidhu’s resignation on August 26, 2010.

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

The following table and descriptive materials set forth information concerning compensation earned for services rendered to the Company by: the President; the Chief Executive Officer (the “CEO”); the Chief Financial Officer (the “CFO”); and the three other most highly-compensated executive officers other than the CEO and CFO who were serving as executive officers of the Company during the last three fiscal years (the “Named Executive Officers”).

Name and principal position (a)	Year December 31, (b) (1)	Salary/ consulting fee ($) (c)	Bonus ($) (d)	Stock awards ($) (e)	Option awards ($) (f)	Non-equity incentive plan compensation ($) (g)	Non-qualified deferred compensation earnings ($) (h)	All other compensation ($) (i) (2)	Total ($) (j)
Antonino Cacace	2011	94,000	Nil	Nil	Nil	Nil	Nil	Nil	94,000
President, CEO and	2010	15,000	Nil	Nil	Nil	Nil	Nil	Nil	15,000
Director	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Derek Cooper	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, CEO and	2010	20,000	Nil	Nil	Nil	Nil	Nil	(12,047)	7,953
Director	2009	30,000	Nil	Nil	Nil	Nil	Nil	14,474	44,474

(1) Management consulting fee represents fees paid to the President, Chief Executive Officer, and Chief Financial Officer of the Company. Effective August 27, 2010, Mr. Cacace’s annual salary to serve as a member of our Board of Directors and to serve as our President and Chief Executive Officer and Chief financial Officer is $36,000 annually, payable in monthly installments of approximately $3,000. There was no written agreement between us and Mr. Cacace regarding this arrangement. Mr. Cacace did not devote his full time and attention to our affairs; we did not have any agreement with Mr. Cacace regarding his agreement to serve as an officer. He is, in fact, an independent contractor, and not an employee. On January 12, 2012, Mr. Cacace resigned from the positions of President, Chief Executive Officer, Chief Financial Officer and Director of the Company. He was paid $58,000 in severance. On January 12, 2012, Mr. Derek Cooper was appointed to the positions of President, Chief Executive Officer, Chief Financial Officer and Director of the Company.

(2) On August 27, 2010, Mr. Cooper resigned from the positions of President, Chief Executive Officer, Chief Financial Officer and Director of the Company. At the time of his separation, certain of Mr. Cooper’s outstanding stock options were fully vested and exercisable.  The unvested stock options were immediately cancelled and the stock compensation expense of $16,710 that the Company had recognized in relation to these unvested options was reversed to general and administrative expenses. For the years ended December 31, 2010 and 2009, the Company incurred ($12,047) and $14,474, respectively, as stock compensation expense (benefit) related to options granted to Mr. Cooper.

None of our officers or directors is a party to an employment agreement with us. Our entire Board of Directors sets the current year compensation levels of each of the above named Executive Officers.

Options/SAR Grants Table

The Company has an active stock option plan that provides shares available for option grants to employees, directors and others. A total of 120,000,000 shares of the Company’s common stock have been reserved for award under the stock option plan, of which 120,000,000 were available for future issuance as of December 31, 2011. Options granted under the Company’s option plan generally vest over five years or as otherwise determined by the Board of Directors, have exercise prices equal to the fair market value of the common stock on the date of grant, and expire no later than ten years after the date of grant.

During the years ended December 31, 2011 and 2010, the Company did not grant any stock option awards.

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

Stock option activity during the years ended December 31, 2011 and 2010 is summarized as follows:

		Weighted	Remaining
		average	contractual	Aggregate
	Number of	exercise	term	intrinsic
	options	price	(years)	value
Outstanding at December 31, 2009	150,000	1.00
Forfeited	(150,000)	1.00
Outstanding at December 31, 2010	-			$-
Granted	-
Outstanding at December 31, 2011	-			$-
Available for grant at December 31, 2011	120,000,000

A summary of the Company’s unvested stock options and changes during the years ended December 31, 2011 is as follows:

		Weighted
	Number of	Average Grant
	options	Date Fair Value
Unvested, December 31, 2009	120,000	0.73
Forfeited	(120,000)	0.73
Unvested December 31, 2011 and 2010	-

During the years ended December 31, 2011 and 2010, stock-based compensation expense (benefit) of $0 and ($36,138) was recognized as general and administrative expenses. As of December 31, 2011 and 2010, the Company had no unrecognized compensation cost related to unvested stock options as there were no stock options outstanding.

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

At December 31, 2011 we had 0 (December 31, 2010 – 0) stock purchase options outstanding.

At no time during the last completed fiscal year did we, while a reporting company pursuant to Section 13(a) of 15(d) of the Exchange Act, adjust or amend the exercise price of the stock options or SARs previously awarded to any of the named executive officers, whether through amendment, cancellation or replacement grants, or any other means.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Employment Contracts

None of our officers or directors is a party to an employment agreement with us. Our entire Board of Directors sets the current year compensation levels of each of the above named Executive Officers.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

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

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 26, 2012 and December 31, 2011, by each person (or group of affiliated persons) who is known by us to beneficially own 5% or more of our common stock; our directors; our named executive officers; and our directors and executive officers as a group. As at March 26, 2012, 63,075,122 shares of our common stock were issued and outstanding.

The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person's address is c/o our principal office address (unless otherwise indicated) at 10180 – 101 Street, Suite 3400, Edmonton, AB, Canada, T5J3S4.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock
Kalen Capital Corporation ¹
1628 West 1st Avenue, Suite 216
Vancouver, BC V6J 1G1	25,314,800	40.1%

Antonino Cacace ²	500,000	*
Derek Cooper ²	-Nil-	*
David Jenkins	3,500,000	5.5%
Joseph Sierchio	500,000	*
All directors and executive officers as a group (three persons)	4,500,000	7.1%

 * Less than 1%

(¹) Kalen Capital Corporation. is a private corporation, the sole shareholder of which is Harmel S. Rayat; Mr. Rayat was our former Chief Executive Officer, Chief Financial Officer, Secretary and director. Mr. Rayat resigned from his positions with us on September 12, 2008.

(²) On January 12, 2012, Mr. Cacace resigned from the positions of President, Chief Executive Officer, Chief Financial Officer and Director of the Company and Mr. Derek Cooper was appointed to the positions of President, Chief Executive Officer, Chief Financial Officer and Director of the Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

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

Transactions with Related Persons

Other than as disclosed below, during the fiscal years ended December 31, 2011 and 2010, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

There have been no transactions or proposed transactions with officers and directors during the last two years to which we are a party except as follows:

During the year ended December 31, 2011, management consulting fees of $94,000 (year ended December 31, 2010 - $35,000) were paid or are due to officers of the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties. Accounts payable to Mr. Cacace amounted to $36,000 at December 31, 2011.

During the year ended December 31, 2011, directors fees of $48,000 (year ended December 31, 2010 - $20,000) were paid to non-officer directors of the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties. Accounts payable to Mr. Sierchio amounted to $2,000 at December 31, 2011.

During the year ended December 31, 2011, legal fees of $47,312 (year ended December 31, 2010 - $44,188) were paid or are due to our attorney, Mr. Sierchio, who was appointed to our board effective August 26, 2010. Accounts payable to Mr. Sierchio for legal fees amounted to $7,850 at December 31, 2011.

Item 14.  Principal Accounting Fees and Services

The firm of Peterson Sullivan LLP currently serves as the Company’s independent registered public accounting firm. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to our accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Audit Fees:

The aggregate fees billed and expected to be billed for professional services by Peterson Sullivan LLP for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our Form 10-Q (17 CFR 249.308b) or services that were normally provided by the accountant in connection with statutory and regulatory filings or engagements for the 2011 fiscal year are $26,247 (2010 - $36,317).

Audit-Related Fees:

The aggregate fees billed to us for assurance and related services by Peterson Sullivan LLP that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under audit fees for fiscal 2011 were $0 (2010 - $0).

Tax Fees:

The aggregate fees billed to us for professional services by Peterson Sullivan LLP for tax compliance for fiscal 2011 were $2,403 (2010 - $4,477).

All Other Fees:

The aggregate fees billed to us for products and services provided by Peterson Sullivan LLP, other than reported under Audit Fees, Audit-Related Fees and Tax Fees for fiscal 2011 were $0 (2010 - $0).

The Audit Committee feels that the services rendered by Peterson Sullivan LLP were compatible with maintaining the principal accountant's independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as a part of this Form 10-K:

1.	Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2011 and 2010
•	Consolidated Statements of Operations for the years ended December 31, 2011 and 2010
•	Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended December 31, 2011 and 2010
•	Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010
•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

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

Janus Resources, Inc.

 /s/ Derek Cooper

Name:	Derek Cooper
Title:	President and Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Derek Cooper	President, Chief Executive Officer, Principal Executive Officer,	March 29, 2012
Derek Cooper	Chief Financial Officer, Principal Financial Officer,
Principal Accounting Officer, and Director

/s/ David Jenkins	Director	March 29, 2012
David Jenkins

/s/ Joseph Sierchio	Director	March 29 2012
Joseph Sierchio

Exhibit Index

Exhibit No.	Description of Exhibit

3.1-1	Articles of Incorporation, as amended, of the Company, incorporated by reference and included in the Company’s Registration Statement on Form 10-SB 12g file on May 11, 1999, SEC file number 000-30156-99616992.

3.1-2	Articles of Incorporation, as amended, of the Company incorporated by reference and included in the Company’s Form 8-K file on January 10, 2011, SEC file number 000-30156-11520181.

3.2	By-laws of the Company incorporated by reference and included in the Company’s Registration Statement on Form 10-SB 12g file on May 11, 1999, SEC file number 000-30156-99616992.

10.1	Subscription Agreement, Series A Warrant Agreement, Series B Warrant Agreement, and Registration Rights Agreement for 6,450,000 unit private placement on July 28, 2008, incorporated by reference and included in the Company’s Form 8-K file on August 1, 2008, SEC file number 000-30156-08984771.

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

10.5	2001 Incentive Stock Option Plan, incorporated by reference and included in the Company’s Form S-8 file on October 3, 2003, SEC file number 333-109499-03927730.

14.1	Code of Ethics, incorporated by reference and included in the Company’s Form 10-K file on April 15, 2009, SEC file number 000-30156-09750383.

23.1 *	Consent of Independent Registered Public Accounting Firm *

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*

32.1*	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed here within.

