Form 10-Q
period 2012-03-31
Janus Resources, Inc.
filed 2012-04-30
CIK 1016708

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

430 Park Avenue, Suite 702, New York, NY, 10022

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

Yes ☐ No ☒

As of April 23, 2012, the registrant had 63,075,122 shares of its common stock, par value $0.00001 per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

JANUS RESOURCES, INC.

(formerly Entheos Technologies, Inc.)

CONSOLIDATED BALANCE SHEETS

March 31, 2012 and December 31, 2011

(Expressed in U.S. Dollars)

	March 31	December 31
	2012	2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$661,305	$787,771
Accounts receivable	7,762	14,514
Prepaid expenses	10,200	-
Total current assets	679,267	802,285

Oil and gas properties
Unproven properties	530,539	530,539
Accumulated depreciation, depletion, amortization and impairment	(512,178)	(511,847)
Oil and gas properties, net	18,361	18,692
Mineral properties	519,750	519,750

Total assets	$1,217,378	$1,340,727

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$29,437	$27,843
Accounts payable - related parties	4,200	45,850
Total current liabilities	33,637	73,693

Long-term liabilities
Asset retirement obligation	56,045	55,316
Total liabilities	89,682	129,009

STOCKHOLDERS' EQUITY
Preferred stock: $0.0001 par value: Authorized: 10,000,000 shares Issued and outstanding: nil	-	-
Common stock: $0.00001 par value: Authorized: 200,000,000 shares Issued and outstanding: 63,075,122 shares (2011: 63,075,122)	631	631
Additional paid-in capital	5,462,236	5,462,236
Accumulated deficit	(4,330,298)	(4,247,045)
Accumulated other comprehensive income (loss)	(4,873)	(4,104)
Total stockholders' equity	1,127,696	1,211,718
Total liabilities and stockholders' equity	$1,217,378	$1,340,727

(The accompanying notes are an integral part of these consolidated financial statements)

JANUS RESOURCES, INC.

(Formerly Entheos Technologies, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended
	March 31
	2012	2011

Revenue
Oil and gas sales	$6,053	$7,633

Expenses
Lease operating expenses	5,025	5,171
Exploration costs	3,138	-
General and administrative expenses	80,812	148,071
Impairment and depreciation	331	1,303
Total operating expenses	89,306	154,545

Operating Loss	(83,253)	(146,912)

Other income / (expense)
Change in fair value of warrant liability	-	5,836

Net loss	$(83,253)	$(141,076)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average basic and diluted commmon shares outstanding	63,075,122	63,075,122

(The accompanying notes are an integral part of these consolidated financial statements)

4

JANUS RESOURCES, INC.

(formerly Entheos Technologies, Inc.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Expressed in U.S. Dollars)

(Unaudited)

	Three Months ended March 31
	2012	2011

Net loss	$(83,253)	$(141,076)
Other comprehensive loss
Foreign currency translation adjustments	(769)	-
Total comprehensive loss	$(84,022)	$(141,076)

(The accompanying notes are an integral part of these consolidated financial statements)

JANUS RESOURCES, INC.

(Formerly Entheos Technologies, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the three months ended March 31, 2012 and the year ended December 31, 2011

(Expressed in U.S. Dollars)

(unaudited)

					Accumulated
					other	Total
	Common Stock		Additional	Accumulated	comprehensive	stockholders'
	Shares	Amount	paid-in capital	earnings (deficit)	income (loss)	equity (deficit)

Balance, December 31, 2010	63,075,122	$631	$5,462,236	$(8,704,627)	$-	$(3,241,760)

Comprehensive income:
Net income, December 31, 2011	-	-	-	4,457,582	-	4,457,582
Foreign currency translation adjustment	-	-	-	-	(4,104)	(4,104)

Balance, December 31, 2011	63,075,122	631	5,462,236	(4,247,045)	(4,104)	1,211,718

Comprehensive income:
Net loss, March 31, 2012	-	-	-	(83,253)	-	(83,253)
Foreign currency translation adjustment	-	-	-	-	(769)	(769)

Balance, March 31, 2012	63,075,122	$631	$5,462,236	$(4,330,298)	$(4,873)	$1,127,696

(The accompanying notes are an integral part of these consolidated financial statements)

JANUS RESOURCES, INC.

(formerly Entheos Technologies, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2012 and 2011

(Expressed in U.S. Dollars)

(unaudited)

	2012	2011

Cash flows from operating activities
Net loss	$(83,253)	$(141,076)
Adjustments to reconcile net loss to net cash flows from operating activities:
Impairment and depreciation	331	1,303
Accretion of asset retirement obligation	729	659
Change in fair value of warrant liability	-	(5,836)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	6,752	(6,763)
(Increase) decrease in prepaid expenses	(10,200)	-
(Decrease) increase in accounts payable and accrued liabilities including related party payables	(40,056)	22,006
Net cash flows from operating activities	(125,697)	(129,707)

Effect of exchange rate changes on cash and cash equivalents	(769)	-
Decrease in cash and cash equivalents	(126,466)	(129,707)
Cash and cash equivalents, beginning of period	787,771	2,052,305
Cash and cash equivalents, end of period	$661,305	$1,922,598

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements)

JANUS RESOURCES, INC.

(Formerly Entheos Technologies, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization, Nature and Continuance of Operations

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

The Company has recently incurred net operating losses and operating cash flow deficits. The Company’s accumulated deficit is $4,330,298 at March 31, 2012. It may continue to incur losses from operations and operating cash flow deficits in the future. Management believes that the Company’s cash and cash equivalent balances, anticipated cash flows from operations and other external sources of credit will be sufficient to meet its cash requirements through December 2012 if not further.  The future of the Company after December 2012 will depend in large part on its ability to successfully generate cash flows from operations and raise capital from external sources to fund operations.

2.	Significant Accounting Policies

Basis of Presentation and Principles of Accounting

The interim consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) pursuant to Part 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.

In management’s opinion, the unaudited consolidated financial statements contained herein reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of our financial position, results of operations, and cash flows on a basis consistent with that of our prior audited consolidated financial statements. The Company has evaluated information about subsequent events that became available to them through the date the financial statements were issued. This information relates to events, transactions or changes in circumstances that would require us to adjust the amounts reported in the financial statements or to disclose information about those events, transactions or changes in circumstances. However, the results of operations for interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements including the notes thereto for the year ended December 31, 2011 which may be found under the Company’s profile on EDGAR.

The accounting policies followed by the Company are set out in note 2 to the audited consolidated financial statements for the year ended December 31, 2011 and have been consistently followed in the preparation of these consolidated interim financial statements.

Principles of Consolidation

These interim consolidated financial statements have been prepared in accordance with US GAAP and include the accounts of the Company and its wholly-owned subsidiaries, Fostung Resources, Limited (“Fostung”) and Entheos Energy, Inc. (“Entheos”). Collectively, they are referred to herein as "the Company". All significant intercompany transactions and balances have been eliminated. Fostung was formed on incorporated on May 10, 2011 in Ontario Canada. Entheos was incorporated under the laws of the State of Nevada on October 5, 2000.

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

Accounting Estimates

The preparation of interim consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates include the determination of impairment of mineral properties, oil and gas properties and equipment, useful lives for amortization, valuation allowances for future income tax assets and asset retirement obligations. Actual results, as determined by future events, may differ from these estimates. Management’s judgments and estimates in these areas are based on information available from both internal and external sources, including engineers, geologists, consultants and historical experience in similar matters. The more significant reporting areas impacted by management’s judgments and estimates are accruals related to oil and gas sales and expenses; estimates used in the impairment of oil and gas properties; and the estimated future timing and cost of asset retirement obligations.

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

Costs of exploring, carrying and retaining unproven properties are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at March 31, 2012 and December 31, 2011, the Company did not have proven reserves. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves once proved reserves are determined to exist. The Company has not yet obtained reserve reports.  Management is assessing production data to determine the feasibility of obtaining reserves studies.  At March 31, 2012 and December 31, 2011, there were no capitalized costs subject to amortization.

Oil and gas properties without estimated proved reserves are not amortized until proved reserves associated with the properties can be determined or until impairment occurs. As a result of management’s impairment analysis, the Company recorded an impairment loss of $331 and $1,303 during the three month periods ended March 31, 2012 and 2011, respectively. The impairment is similar to amortization and therefore is not added to the costs of properties being amortized. See “Note 6. Fair Value Measurement” for further information.

Sales of oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. The Company has not sold any oil and gas properties.

Asset Retirement Obligation

The Company records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement obligation is included in oil and gas properties in the balance sheets. The Company’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties. The asset retirement liability is allocated to operating expense using a systematic and rational method. Asset retirement obligations amounted to $56,045 and $55,316 at March 31, 2012 and December 31, 2011, respectively.

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

Warrant Liability Derivative

The Company evaluates financial instruments for freestanding or embedded derivatives. As part of the July 2008 financing, the Company issued warrants that did not meet the specific conditions for equity classification. During the term of the warrants, the Company classified the fair value of the warrants as a liability, with changes in fair value recorded as income (loss). The fair value of the warrants were recorded as a liability until the warrants expired on December 31, 2011.

Oil and Gas Revenue Recognition

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

Earnings (Loss) Per Share

The computation of basic net income (loss) per common share is based on the weighted average number of shares that were outstanding during the year. Diluted earnings per share is computed by adjusting the weighted average number of common shares for the impact of dilutive securities. Potentially dilutive shares of common stock were anti-dilutive for the periods presented. See “Note 3. Earnings (Loss) Per Share” for further discussion.

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

Comprehensive income

Comprehensive loss is comprised of net loss and foreign currency translation adjustments for the periods presented.

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

Recently Issued Accounting Standards Updates

Accounting Standards Update No. 2011-04: Fair value measurements update 2011-04

In May 2011, the FASB issued an update to the authoritative guidance related to fair value measurements as a result of the FASB and the IASB working together to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and International Financial Reporting Standards (“IFRS”). The amendments will add new disclosures, with a particular focus on Level 3 measurements. The objective of these amendments is to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments in this update are to be applied prospectively. The amendments were effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the consolidated financial statements.

Accounting Standards Update No. 2011-05: Presentation of Comprehensive Income 2011-05

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05). Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" (ASU 2011-12), which deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income while the FASB further deliberates this aspect of the proposal. The amendments contained in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments also do not affect how earnings per share is calculated or presented. ASU 2011-05, as amended by ASU 2011-12, was effective for us on January 1, 2012. The adoption of this guidance did not have a material impact on the consolidated financial statements.

3.	Earnings (Loss) Per Share (EPS)

Following is the computation of basic and diluted net income (loss) per share for the three month periods ended March 31, 2012 and 2011:

	March 31
	2012	2011

Numerator - net income (loss)	$(83,253)	$(141,076)
Denominator - weighted average number of common shares outstanding	63,075,122	63,075,122
Basic and diluted net income (loss) per common share	$(0.00)	$(0.00)

Potentially dilutive shares of common stock were anti-dilutive for the three month periods ended March 31, 2012 and 2011, and consisted of 12,900,000 shares of common stock issuable under warrants during the three month period ended March 31, 2011 (none for the three month period ended March 31, 2012).

4.	Oil and Gas Properties

The aggregate amount of capitalized costs relating to crude oil and natural gas producing activities and the aggregate amount of related accumulated depreciation, depletion and amortization at March 31, 2012 and December 31, 2011 were:

	March 31	December 31
	2012	2011	Change ($)
Unproven Properties	$530,539	$530,539	$-
Depreciation and impairment	(512,178)	(511,847)	(331)
Oil and gas properties, net	$18,361	$18,692	$(331)

The Company has not obtained reserve studies with estimated proved reserves. Management is assessing production data to determine the feasibility of obtaining reserves studies. Therefore, at March 31, 2012 and December 31, 2011, there were no proved properties subject to amortization.

Properties which are not being amortized are assessed quarterly, on a property-by-property basis, to determine whether they are recorded at the lower of cost or fair market value. As a result of this analysis and lack of reserve studies, the Company recorded an impairment loss of $331 and $1,303 for the three month periods ended March 31, 2012 and 2011, respectively.  The impairment recognized was to bring the carrying costs of the wells to their anticipated salvage value since most of the wells are approaching end of life unless additional capital investments are made. The impairment is similar to amortization and therefore is not added to the cost of properties being amortized.

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

A production bonus in the amount of CAD $500,000 is payable to Breakwater Resources Ltd. by the Company within thirty business days following the commencement of commercial production from the property. A 1% net smelter return royalty on the property is also payable to Breakwater Resources Ltd. by the Company. No capitalized costs have been amortized as of March 31, 2012. The Company did not incur any impairment of these capitalized costs through March 31, 2012.

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

The following table presents the Company’s financial assets and liabilities, which were accounted for at fair value on a non-recurring basis as of March 31, 2012, by level within the fair value hierarchy.

	March 31, 2012
	Level 1	Level 2	Level 3	Total
ASSETS
Oil and gas properties, net	$-	$-	$18,361	$18,361

LIABILITIES
Asset retirement obligation	$-	$-	$56,045	$56,045

7.	Stockholders’ Equity

(a)	The Company has an authorized capital of 200,000,000 shares of $0.00001 par value common stock, of which 63,075,122 shares are outstanding as of March 31, 2012.

(b)	Share issuances and warrants

On July 28, 2008, the Company completed a self-directed private placement of 6,450,000 units at a price of $0.50 per unit or $3,225,000 in the aggregate. Each unit consists of one share of the Company’s common stock and a total of 12,900,000 warrants to purchase common stock. The warrants had an original term expiring in 2011 and the term was subsequently extended to December 31, 2011. The warrants included a provision for the adjustment of the exercise price and did not meet the conditions for equity classification. As such, the warrants were measured at the fair value and recorded as liabilities on the Company’s balance sheet with the changes in fair value recorded as income or loss until they expired on December 31, 2011. No warrants were exercised prior to December 31, 2011, when they expired. The change in value of the warrant liability during the period from January 1, 2011 to March 31, 2011 resulted in a non-cash gain amounting to $5,836.

(c)	Stock options

The Company has an active stock option plan that provides shares available for option grants to employees, directors and others. A total of 120,000,000 shares of the Company’s common stock have been reserved for award under the stock option plan, of which 120,000,000 were available for future issuance as of March 31, 2012. Options granted under the Company’s option plan generally vest over five years or as otherwise determined by the Board of Directors, have exercise prices equal to the fair market value of the common stock on the date of grant, and expire no later than ten years after the date of grant.

During the three month period ended March 31, 2012 and the year ended December 31, 2011, the Company did not grant any stock option awards.

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

9.	Related Party Transactions

On January 12, 2012, Mr. Cacace resigned from the positions of President, Chief Executive Officer, Chief Financial Officer and Director of the Company and Mr. Derek Cooper was appointed to the positions of President, Chief Executive Officer, Chief Financial Officer and Director of the Company.

For the three month period ended March 31, 2012, fees of $9,189 (2011 - $9,000) were paid or are due to officers of the Company.

For the three month period ended March 31, 2012, directors fees of $0 (March 31, 2011 - $12,000) were paid to non-officer directors of the Company.

For the three month period ended March 31, 2012, legal fees of $12,744 (March 31, 2011 - $15,642) were paid or are due to a company controlled by our attorney, Mr. Sierchio, who was appointed to our board effective August 26, 2010. Included in accounts payable – related parties at March 31, 2012 is $4,200 (December 31, 2011 - $7,850) for legal fees.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report filed on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading “Risk Factors and Uncertainties” in our Form 10-K filed with the SEC on March 29, 2012, and elsewhere in this report.

This discussion and analysis should be read in conjunction with the accompanying unaudited interim consolidated financial statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Janus to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis Janus reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that Janus believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but Janus does not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies Janus believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below in “Critical Accounting Policies,” and have not changed significantly.

Cautionary Note Regarding Forward-Looking Statements

In addition, certain statements made in this report may constitute “forward-looking statements”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of Janus to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Except for historical information, the matters set forth herein, which are forward-looking statements, involve certain risks and uncertainties that could cause actual results to differ. Potential risks and uncertainties include, but are not limited to, unexpected changes in business and economic conditions; significant increases or decreases in commodity prices; changes in interest and currency exchange rates; unanticipated grade changes; metallurgy, processing, access, availability of materials, equipment, supplies and water; determination of reserves; results of current and future exploration activities; results of pending and future feasibility studies; joint venture relationships; political or economic instability, either globally or in the countries in which we operate; local and community impacts and issues; timing of receipt of government approvals; accidents and labor disputes; environmental costs and risks; competitive factors, including competition for property acquisitions; and availability of external financing at reasonable rates or at all.

Forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although Janus believes that the expectations reflected in the forward-looking statements contained herein are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements are made based on management’s beliefs, estimates, and opinions on the date the statements are made, and Janus undertakes no obligation to update such forward-looking statements if these beliefs, estimates, and opinions should change, except as required by law.

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

Overview

Company Overview

We are in the business of location, acquisition, exploration and, if warranted, development of both mineral exploration properties and oil and gas properties.  The Company pursues oil and gas prospects in partnership with oil and gas companies with exploration, development and production expertise. Currently, its interests consist of non-operating, minority working interests in oil and gas properties.

Mineral Properties

We are currently concentrating our mineral property exploration activities in Canada and our oil and gas property exploration activities in the United States of America (the “USA"). Our strategy is to concentrate our investigations into: (i) existing operations where an infrastructure already exists; (ii) properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and (iii) grass-roots exploration opportunities. We are also examining data relating to the potential acquisition of other mineral exploration properties.

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

Foster Township, Sudbury, Ontario, Canada – Fostung Tungsten Property

(a)	On June 8, 2011, pursuant to an asset purchase agreement, the Company paid CAD $500,000 in cash for the acquisition of EMC Metals Corp's. 100% leasehold interest in two mining leases known as the Fostung tungsten property. The Fostung tungsten property consists of two contiguous claim blocks of 30 claims totaling 485 hectors. The nine claims covered by Mining Lease 108592 (“Lease One") expire on October 31, 2031. The twenty one claims covered by Mining Lease 105604 (“Lease Two") which originally expired on March 31, 2011 are in the process of being renewed and extended three years to 2014 by the Ministry of Northern Development, Mines and Forestry (“MNDMF"). The Company has performed the necessary assessment work and applied to the MNDMF to extend the expiry of Lease Two to October 2032. The Fostung property is located in Foster Township, Sudbury Mining Division, Ontario, Canada. It is approximately 8 kilometers southeast of the town of Espanola and 70 kilometers west-southwest of the town of Sudbury. An excellent all-weather gravel road extends from Espanola, crossing the property and providing access to the west bay of Lake Panache.

A production bonus in the amount of CAD $500,000 is payable to Breakwater Resources Ltd. by the Company within thirty business days following the commencement of commercial production from the property. A 1% net smelter return royalty on the property is also payable to Breakwater Resources Ltd. by the Company. No capitalized costs have been amortized as of March 31, 2012. The Company did not incur any impairment of these capitalized costs through March 31, 2012.

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

Acquisition of Oil & Gas Properties

The following table sets forth a summary of our current oil and gas interests:

				Month
	Acquisition	Interest		Production	Gross / Net
	Date	Working	Net Revenue	Started	Acreage	Formation
Unproven Properties:
Cooke #6	9/1/2008	21.75%	16.3125%	Dec-07	40 / 8.7	Escondido
Onnie Ray #1	9/12/2008	20.00%	15.00%	Oct-08	80 / 16	Austin Chalk
Stahl #1	9/12/2008	20.00%	15.00%	Oct-08	20 / 4	Austin Chalk
Pearce #1	10/31/2008	20.00%	15.00%	Dec-08	360 / 72	Austin Chalk
Haile #1	9/12/2008	20.00%	15.00%	-	100 / 20	Austin Chalk

Capitalized costs associated with the property are as follows:

	March 31	March 31
	2012	2011	Change ($)
Unproven Properties	$530,539	$535,176	$(4,637)
Depreciation and impairment	(512,178)	(509,886)	(2,292)
Oil and gas properties, net	$18,361	$25,290	$(6,929)

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

Austin Chalk Formation

Giddings is a main producing field of the Austin Chalk formation consisting of fractured carbonate, which is where our Onnie Ray #1 and Stahl #1 wells are located.  This formation covers central Texas, parts of Mexico and northwest Louisiana. The Austin Chalk in central Texas has been and continues to be explored and developed for its oil and gas potential by companies such as Anadarko Petroleum Corporation, Chesapeake Energy Corporation, and Exxon Mobil Corporation. In March 2011, Leexus Oil LLC, the operator, who also owns a working interest in the Onnie Ray #1 H well, provided us with a plan for the re-completion of the well. We have decided not to participate in the proposed re-completion of the Onnie Ray #1H well. This decision may delay our cost recovery from this well even if the recompletion results in increased production.

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

Results of Operations

Three month period ended March 31, 2012 (Fiscal 2012) versus three month period ended March 31, 2011 (Fiscal 2011).

Revenues- Oil production during the three month period ended March 31, 2012 and 2011 totaled 59 (2011 – 66) barrels and generated revenues of $5,752 (2011 - $5,567). The 11% decline in production was offset by a 16% increase in the average price per barrel. Total oil and gas revenues decreased 21% in 2012 compared to 2011 due to the natural decline of the wells. Average daily production on an equivalent basis was 0.71 BOE in 2012 compared to 1.18 BOE in 2011.

Gas production during three month period ended March 31, 2012 and 2011 totaled 35 (2011 – 242) Mcf and generated $301 (2011 - $2,066) in revenue. The 85% decline in production was accompanied by a 1% decline in average gas prices.

Lease Operating Expenses - Lease operating expenses for the three months ended March 31, 2012 decreased 3% to $5,025 (2011 - $5,171) due to decreased production. Lease operating expenses consist of day-to-day operational expenses for production of oil and gas and maintenance and repair expenses for the wells and properties.

Impairment of Oil and Gas Properties - Depreciation, depletion, amortization and impairment of oil and gas properties decreased 75% to $331 (2011 - $1,303) during the three month period ended March 31, 2012, due to the carrying value of our wells approaching salvage value and was determined using a systematic and rational method.

Expenses – Our general and administrative expenses consist primarily of personnel costs, legal costs, investor relations costs, accounting costs and other professional and administrative costs. For the three months ended March 31, 2012 we recorded General and Administrative expenses of $80,812 (2011- $148,071). This amount includes, professional fees - accounting of $43,030 (2011 - $33,935); legal $12,744 (2011 - $15,641); public relations, office, travel, filing, transfer and regulatory fees of $10,849 (2011 - $51,095); management, director and consulting fees of $9,189, $0 and $5,000 (2011 - $9,000, $12,000 and $26,400) respectively.

Exploration Expenditures – Exploration expenses on the Fostung property are charged to operations as they are incurred. For the three month period ended March 31, 2012 we recorded exploration expenses of $3,138 (2011 - $nil).

Change in Fair Value of Warrant Liability - As a result of adjusting the warrant liability to fair value, we recorded a non-cash loss of $0 (2011 - non-cash gain of $5,836) relating to the Warrants, for the three month period ended March 31, 2012.

Oil and Gas Interests

We utilize the full cost method of accounting for our oil and gas activities. In accordance with the full cost method of accounting, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs and related asset retirement costs, are capitalized.  Net capitalized costs associated with oil and gas properties as of March 31, 2012 and 2011 is summarized as follows:

	March 31
	2012	2011	Change ($)
Unproven Properties	$530,539	$535,176	$(4,637)
Depreciation and impairment	(512,178)	(509,886)	(2,292)
Oil and gas properties, net	$18,361	$25,290	$(6,929)

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

Costs incurred in oil and gas property acquisition, exploration and development activities for the three months ended March 31, 2012 and the year ended December 31, 2011 were:

	March 31	December 31
	2012	2011
Beginning balance, net	$18,692	$26,593
Unproven properties:
Acqusisition costs	-	-
Exploration Costs	-	(5,249)
Development costs	-	612
Impairment and depreciation	(331)	(3,264)
Ending balance, net	$18,361	$18,692

Asset Retirement Obligation

The following table summarizes the activity for the Company’s asset retirement obligations:

	March 31	December 31
	2012	2011
Asset retirement obligations, beginning of period	$55,316	$52,558
Accretion expense	729	2,758
Change in estimated obligations	-	-
Asset retirement obligations, end of period	56,045	55,316
Less: current portion	-	-
Long-term asset retirement obligations, end of period	$56,045	$55,316

Production and Revenue

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

Sales of crude oil totaled $5,752 and $5,567 for the three months ended March 31, 2012 and 2011, respectively, which represents 95% and 73% of our total oil and gas revenues for the three months ended March 31, 2012 and 2011, respectively. Sales of natural gas totaled $301 and $2,066 for the three month period ended March 31, 2012 and 2011, respectively.

Crude oil prices are established in a highly liquid, international market, with average crude oil prices that we receive generally fluctuating with changes in the futures price established on the NYMEX for West Texas Intermediate Crude Oil (“NYMEX-WTI”). The average crude oil price per Bbl received by us for the three month period ended March 31, 2012 and 2011was $97.33 and $84.22, respectively.

Natural gas and natural gas liquids prices in the geographical areas in which we operate are closely tied to established price indices which are heavily influenced by national and regional supply and demand factors and the futures price per MMBtu for natural gas delivered at Henry Hub, Louisiana established on the NYMEX (“NYMEX-Henry Hub”). At times, these indices correlate closely with the NYMEX-Henry Hub price, but often there are significant variances between the NYMEX-Henry Hub price and the indices used to price our natural gas. Average natural gas prices received by us in each of our operating areas generally fluctuate with changes in these established indices. The average natural gas price per Mcf received by us for the three month period ended March 31, 2012 and 2011 was $8.50 and $8.55, respectively.

The table below shows the results of operation for the Company’s oil and gas producing activities for the three month period ended March 31, 2012 and 2011. All production is within the continental United States.

	Three months ended March 31
	2012	2011	change	% change
Production:
Oil (Bbls)	59.10	66.10	(7.0)	(11)%
Gas (Mcf)	35.40	241.70	(206.3)	(85)%
Total production (BOE)	65.00	106.38	(41.4)	(39)%
Number of days	91	90
Average daily production (BOE)	0.71	1.18	(0.5)	(39)%
% oil of production	91%	62%	0.29	46%

Average sales price:
Oil (per Bbl)	$97.33	$84.22	$13.11	16%
Gas (per Mcf)	$8.50	$8.55	$(0.05)	(1)%
Total production (per BOE)	$93.12	$71.75	$21.37	30%

Oil and gas revenues:
Oil revenue	$5,752	$5,567	$185	3%
Gas revenue	$301	$2,066	$(1,765)	(85)%
Total	$6,053	$7,633	$(1,580)	(21)%
Lease operating expenses	$5,025	$5,171	$(146)	(3)%

Additional per BOE data:
Sales price	$93.12	$71.75	$21.37	30%
Lease operating expenses	$77.31	$48.61	$28.70	59%
Operating Margin per BOE	$15.82	$23.14	$(7.33)	(32)%

Impairment and DDA	$331	$1,303	$(972)	(75)%

Mineral Property Interests

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

Costs of exploring, carrying and retaining unproven properties are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. At March 31, 2012, the Company did not have proven reserves. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

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

The Company began 2012 with cash and cash equivalents of $787,771. At March 31, 2012, we had cash of $661,305. Total liabilities as of March 31, 2012 were $89,682 (December 31, 2011 - $129,009).

Our unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our continuation as a going concern is dependent upon the continued financial support of its shareholders, our ability to obtain necessary equity financing to continue operations, confirmation of our interest in the underlying properties, the attainment of profitable operations and/or realizing proceeds from the sale of one or more of the properties. As discussed in Note 1 to the consolidated financial statements, we have incurred recurring operating losses since inception and used cash of $125,697 from operating activities in 2012. As at March 31, 2012, the Company has an accumulated deficit of $4,330,298 and working capital of $645,630 which management believes is sufficient to fund operations through at least the next twelve months, however the Company intends to raise additional equity (presumably through equity offerings and/or debt borrowing) as the opportunity presents itself.

Our mineral exploration properties have not commenced commercial production.

Cash Flow

Operating activities: We used cash of $125,697 for the three month period ended March 31, 2012 (2011 - $129,707). The following is a breakdown of the cash and non-cash items used for operating activities, aside from the net losses in each period: Impairment and depreciation of $331 (2011 $1,303); Accretion of asset retirement obligation of $729 (2011 - $659); a non-cash gain in fair value of warrant liability of $0 (non-cash gain in 2011 - $5,836); changes in accounts receivable resulted in an increase in cash of $6,752 (2011 - decrease in cash of $6,763); changes in prepaid expenses resulted in an decrease in cash of $10,200 (2011 - $0); changes in accounts payable and accrued expenses (including related party) resulted in an decrease in cash of $40,056 (2011 – increase in cash of $22,006).

Investing Activities: During the three month period ended March 31, 2012 there were $nil (2011- $nil) cash flows from investing activities.

Financing Activities: We intend to finance our activities by raising capital through the equity markets. There were no financing activities during 2012 and 2011.

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

Share Capital

At April 23, 2012, we had:

•	Authorized share capital of 10,000,000 (December 31, 2011 – 10,000,000) preferred shares with par value of $0.0001 each.
•	Authorized share capital of 200,000,000 (December 31, 2011, – 200,000,000) common shares with par value of $0.00001 each.

•	63,075,122 common shares were issued and outstanding (December 31, 2011, – 63,075,122).
•	0 Series A warrants (December 31, 2011, – 0, March 31, 2011 – 6,450,000). The Series A warrants were exercisable at $0.60 per share, with expiry date of December 31, 2011.
•	0 Series B warrants (December 31, 2011, – 0, March 31, 2011 – 6,450,000). The Series B warrants were exercisable at $0.75 per share, with expiry date of December 31, 2011.
•	0 stock options outstanding under our incentive stock option plan. A total of 120,000,000 shares of the Company’s common stock have been reserved for award under the stock option plan, of which 120,000,000 were available for future issuance as of April 23, 2012 and December 31, 2011.

Market Risk Disclosures

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes during the year ended December 31, 2011 and the subsequent period to April 23, 2012.

Off-balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at December 31, 2011, and the subsequent period to April 23, 2012, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements.

Effects of Inflation and Pricing

The crude oil and natural gas industry is cyclical and the demand for goods and services of crude oil field companies, suppliers and others associated with the industry put extreme pressure on the economic stability and pricing structure within the industry. Typically, as prices for crude oil and natural gas increase, so do all associated costs. Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion. Material changes in prices also impact our current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, impairment assessments of crude oil and natural gas properties, and values of properties in purchase and sale transactions. Material changes in prices can impact the value of crude oil and natural gas companies and their ability to raise capital, borrow money and retain personnel. While we do not currently expect business costs to materially increase, higher prices for crude oil and natural gas could result in increases in the costs of materials, services and personnel.

Environmental Compliance

Our current and future exploration and development activities, as well as our future mining and processing operations and oil and gas operations, are subject to various federal, state and local laws and regulations in the countries in which we conduct our activities. These laws and regulations govern the protection of the environment, prospecting, development, production, taxes, labor standards, occupational health, mine safety, toxic substances and other matters. We expect to be able to comply with those laws and do not believe that compliance will have a material adverse effect on our competitive position. We intend to obtain all licenses and permits required by all applicable regulatory agencies in connection with our mining operations and exploration activities. We intend to maintain standards of environmental compliance consistent with regulatory requirements.

We have an obligation to reclaim our properties after the surface has been disturbed by exploration methods at the site.

Critical Accounting Policies

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Our accounting policies are described in Note 2 to our December 31, 2011, consolidated financial statements. Significant areas requiring the use of management estimates include, the determination of impairment of mineral properties and oil and gas properties; useful lives for depreciation and amortization of property, plant and equipment; valuation allowances for future income tax assets and asset retirement obligations are critical accounting policies that are subject to estimates and assumptions regarding future activities are significant reporting areas impacted by management’s judgments and estimates. Management’s judgments and estimates in these areas are based on information available from both internal and external sources, including engineers, geologists, consultants and historical experience in similar matters. Actual results could differ from the estimates as additional information becomes known.

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

Costs of exploring, carrying and retaining unproven properties are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at March 31, 2012 and December 31, 2011, the Company did not have proven reserves. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves once proved reserves are determined to exist. The Company has not yet obtained reserve reports. Management is assessing production data to determine the feasibility of obtaining reserves studies. At March 31, 2012 and December 31, 2011, there were no capitalized costs subject to amortization.

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

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement obligation is included in proven oil and gas properties in the balance sheets. The Company’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties. The asset retirement liability is allocated to operating expense using a systematic and rational method. Asset retirement obligations amounted to $56,045 and $55,316 at March 31, 2012 and December 31, 2011, respectively.

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

Other than as disclosed below, during the three month period ended March 31, 2012 and the subsequent period to April 23, 2012, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

On January 12, 2012, Mr. Cacace resigned from the positions of President, Chief Executive Officer, Chief Financial Officer and Director of the Company and Mr. Derek Cooper was appointed to the positions of President, Chief Executive Officer, Chief Financial Officer and Director of the Company.

For the three month period ended March 31, 2012, fees of $9,189 (2011 - $9,000) were paid or are due to officers of the Company.

For the three month period ended March 31, 2012, directors fees of $0 (March 31, 2011 - $12,000) were paid to non-officer directors of the Company.

For the three month period ended March 31, 2012, legal fees of $12,744 (March 31, 2011 - $15,642) were paid or are due to a company controlled by our attorney, Mr. Sierchio, who was appointed to our board effective August 26, 2010. Included in accounts payable – related parties at March 31, 2012 is $4,200 (December 31, 2011 - $7,850) for legal fees.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

 Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the three month period ended March 31, 2012, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes to internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in Janus’ Form 10-K filed on March 29, 2012 with the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Articles of incorporation (exhibit 3.1). S-8 filing dated October 3, 2003.

3.2	Bylaws (exhibit 3.2). S-8 filing dated October 3, 2003.

10.1	Subscription Agreement (exhibit 10.1), Series A Warrant Agreement (exhibit 10.2), Series B Warrant Agreement (exhibit 10.2), Registration Rights Agreement (exhibit 10.4) for 6,450,000 unit private placement on July 28, 2008. 8-K filing dated August 1, 2008.

10.2	Participation Agreement dated September 9, 2008 with respect to the Stahl #1 Well located Fayette County, Texas. 8-K filing dated October 24, 2008.

10.3	Participation Agreement dated September 9, 2008 with respect to the Onnie Ray #1 Well located Lee County, Texas. 8-K filing dated October 24, 2008.

10.4	Participation Agreement dated September 9, 2008 with respect to the Haile #1 Well located Frio County, Texas. 8-K filing dated October 24, 2008.

10.5	2001 Incentive Stock Option Plan (exhibit 99.1). S-8 filing dated October 3, 2003.

10.6	Purchase and Sale Agreement for the acquisition of the Fostung Tungsten Property. 8-K filing dated May 7, 2011.

14.1	Code of Ethics. 10-K filing dated April 14, 2009.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*

32.1*	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension - Schema Document

101.CAL	XBRL Taxonomy Extension - Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension - Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension - Label Linkbase Document

101.PRE	XBRL Taxonomy Extension - Presentation Linkbase Document

*Filed here within.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Janus Resources, Inc.
(Registrant)

Date	Signature	Title
April 27, 2012	/s/ Derek Cooper	President, Chief Executive Officer,
	Derek Cooper	Chief Financial Officer and Director

