Form 10-Q
period 2012-06-30
Janus Resources, Inc.
filed 2012-08-20
CIK 1016708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

10180 – 101 Street, Suite 3400, Edmonton, AB, Canada t5j3s4

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

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act): Yes ☐ No ☒

As of August 17, 2012, the registrant had 63,075,122 shares of its common stock, par value $0.00001 per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

JANUS RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2012 and December 31, 2011

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$602,657	$787,771
Accounts receivable	4,656	14,514
Prepaid expenses	7,275	-
Total current assets	614,588	802,285
Oil and gas properties
Unproven properties	533,293	530,539
Accumulated depreciation, depletion, amortization and impairment	(512,328)	(511,847)
Oil and gas properties, net	20,965	18,692
Mineral properties	519,750	519,750
Total assets	$1,155,303	$1,340,727

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$21,513	$27,843
Accounts payable - related parties	27,383	45,850
Total current liabilities	48,896	73,693
Long-term liabilities
Asset retirement obligation	56,784	55,316
Total liabilities	105,680	129,009

STOCKHOLDERS' EQUITY
Preferred stock: $0.0001 par value: Authorized: 10,000,000 shares
Issued and outstanding: nil	-	-
Common stock: $0.00001 par value: Authorized: 200,000,000 shares
Issued and outstanding: 63,075,122 shares (2011: 63,075,122)	631	631
Additional paid-in capital	5,462,236	5,462,236
Accumulated deficit	(4,408,236)	(4,247,045)
Accumulated other comprehensive income (loss)	(5,008)	(4,104)
Total stockholders' equity	1,049,623	1,211,718
Total liabilities and stockholders' equity	$1,155,303	$1,340,727

(The accompanying notes are an integral part of these consolidated financial statements)

JANUS RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30		June 30
	2012	2011	2012	2011

Revenue
Oil and gas sales	$3,462	$10,080	$9,515	$17,713

Expenses
Lease operating expenses	3,974	5,590	8,999	10,761
Exploration costs	8,146	101,935	11,284	101,935
General and administrative expenses	69,130	132,056	149,942	280,127
Impairment and depreciation	150	1,301	481	2,604
Total operating expenses	81,400	240,882	170,706	395,427

Operating Loss	(77,938)	(230,802)	(161,191)	(377,714)

Other income / (expense)
Change in fair value of warrant liability	-	2,994,812	-	3,000,648

Net income (loss)	$(77,938)	$2,764,010	$(161,191)	$2,622,934

Earnings per share - basic
Income (loss) per common share	$(0.00)	$0.04	$(0.00)	$0.04

Weighted average shares outstanding	63,075,122	63,075,122	63,075,122	63,075,122

Earnings per share - diluted
Income (loss) per common share	$(0.00)	$0.04	$(0.00)	$0.04
Weighted average shares and dilutive potential common shares outstanding	63,075,122	65,669,420	63,075,122	64,447,506

(The accompanying notes are an integral part of these consolidated financial statements)

3

JANUS RESOURCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011

Net income (loss)	$(77,938)	$2,764,010	$(161,191)	$2,622,934
Other comprehensive loss
Foreign currency translation adjustments	(135)	-	(904)	(8,010)
Total comprehensive income (loss)	$(78,073)	$2,764,010	$(162,095)	$2,614,924

(The accompanying notes are an integral part of these consolidated financial statements)

JANUS RESOURCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the six months ended June 30, 2012 and the year ended December 31, 2011

(Unaudited)

					Accumulated
					other	Total
	Common Stock		Additional	Accumulated	comprehensive	stockholders'
	Shares	Amount	paid-in capital	earnings (deficit)	income (loss)	equity (deficit)

Balance, December 31, 2010	63,075,122	$631	$5,462,236	$(8,704,627)	$-	$(3,241,760)

Comprehensive income:
Net income, December 31, 2011	-	-	-	4,457,582	-	4,457,582
Foreign currency translation adjustment	-	-	-	-	(4,104)	(4,104)

Balance, December 31, 2011	63,075,122	631	5,462,236	(4,247,045)	(4,104)	1,211,718

Comprehensive income:
Net loss, June 30, 2012	-	-	-	(161,191)	-	(161,191)
Foreign currency translation adjustment	-	-	-	-	(904)	(904)

Balance, June 30, 2012	63,075,122	$631	$5,462,236	$(4,408,236)	$(5,008)	$1,049,623

(The accompanying notes are an integral part of these consolidated financial statements)

JANUS RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2012 and 2011

(unaudited)

	2012	2011

Cash flows from operating activities
Net income (loss)	$(161,191)	$2,622,934
Adjustments to reconcile net income (loss) to
net cash flows from operating activities:
Impairment and depreciation	481	2,604
Accretion of asset retirement obligation	1,468	1,328
Change in fair value of warrant liability	-	(3,000,648)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	9,858	(12,270)
(Increase) decrease in prepaid expenses	(7,275)	-
(Decrease) increase in accounts payable
and accrued liabilities including related party payables	(24,797)	(9,906)
Net cash flows from operating activities	(181,456)	(395,958)

Cash flows from investing activities
Acquisition of oil and gas properties	(2,754)	(1,433)
Acquisition of mineral properties	-	(514,155)
Net cash flows from investing activities	(2,754)	(515,588)

Effect of exchange rate changes on cash and cash equivalents	(904)	(8,010)
Decrease in cash and cash equivalents	(185,114)	(919,556)
Cash and cash equivalents, beginning of period	787,771	2,052,305
Cash and cash equivalents, end of period	$602,657	$1,132,749

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

The Company has recently incurred net operating losses and operating cash flow deficits. The Company’s accumulated deficit is $4,408,236 at June 30, 2012. It may continue to incur losses from operations and operating cash flow deficits in the future. Management believes that the Company’s cash and cash equivalent balances, anticipated cash flows from operations and other external sources of credit will be sufficient to meet its cash requirements through December 2012 if not further. The future of the Company after December 2012 will depend in large part on its ability to successfully generate cash flows from operations and raise capital from external sources to fund operations.

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

Principles of Consolidation

These interim consolidated financial statements have been prepared in accordance with US GAAP and include the accounts of the Company and its wholly-owned subsidiaries, Fostung Resources, Limited (“Fostung”) and Entheos Energy, Inc. (“Entheos”). Collectively, they are referred to herein as “the Company.” All significant intercompany transactions and balances have been eliminated. Fostung was formed on incorporated on May 10, 2011 in Ontario Canada. Entheos was incorporated under the laws of the State of Nevada on October 5, 2000.

The Company accounts for its undivided interest in oil and gas properties using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are included in its financial statements.

Applicable Accounting Guidance

Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative non-governmental United States GAAP as found in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

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

Costs of exploring, carrying and retaining unproven properties are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at June 30, 2012 and December 31, 2011, the Company did not have proven reserves. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves once proved reserves are determined to exist. The Company has not yet obtained reserve reports. Management is assessing production data to determine the feasibility of obtaining reserves studies. At June 30, 2012 and December 31, 2011, there were no capitalized costs subject to amortization.

Oil and gas properties without estimated proved reserves are not amortized until proved reserves associated with the properties can be determined or until impairment occurs. As a result of management’s impairment analysis, the Company recorded an impairment loss of $481 and $2,604 during the six month periods ended June 30, 2012 and 2011, respectively. The impairment loss amounted to $149 and $1,301 for the three months ended June 30, 2012 and 2011, respectively. The impairment is similar to amortization and therefore is not added to the costs of properties being amortized. See “Note 6. Fair Value Measurement” for further information.

Sales of oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. The Company has not sold any oil and gas properties.

Asset Retirement Obligation

The Company records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement obligation is included in oil and gas properties in the balance sheets. The Company’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties. The asset retirement liability is allocated to operating expense using a systematic and rational method. Asset retirement obligations amounted to $56,784 and $55,316 at June 30, 2012 and December 31, 2011, respectively.

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

Mineral properties in the exploration stage are monitored for impairment based on factors such as the Company’s continued right to explore the area, exploration reports, assays, technical reports, drill results and the Company’s continued plans to fund exploration programs on the property, whether sufficient work has been performed to indicate that the carrying amount of the mineral property cost carried forward as an asset will not be fully recovered, even though a viable mine has been discovered.

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

The Company’s policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable either due to impairment or by abandonment of the property. The impairment loss is calculated as the amount by which the carrying amount of the asset exceeds its fair value. While the Company incurred losses from operations, these losses have not been in excess of planned expenditures on the specific mineral properties in order to ultimately realize their value.

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

3. Earnings (Loss) Per Share (EPS)

Following is the computation of basic and diluted net income (loss) per share for the three and six month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Basic weighted average shares outstanding	63,075,122	63,075,122	63,075,122	63,075,122
Effect of dilutive securities – warrants	-	2,594,298	-	1,372,384
Diluted weighted average shares outstanding	63,075,122	65,669,420	63,075,122	64,447,506

Potentially dilutive shares of common stock for the three and six month periods ended June 30, 2011, consisted of 12,900,000 shares of common stock issuable under warrants (none for the three and six month periods ended June 30, 2012).

4. Oil and Gas Properties

The aggregate amount of capitalized costs relating to crude oil and natural gas producing activities and the aggregate amount of related accumulated depreciation, depletion and amortization at June 30, 2012 and December 31, 2011 were:

	June 30 2012	December 31 2011	Change ($)
Unproven Properties	$533,293	$530,539	$2,754
Depreciation and impairment	(512,328)	(511,847)	(481)
Oil and gas properties, net	$20,965	$18,692	$2,273

The Company has not obtained reserve studies with estimated proved reserves. Management is assessing production data to determine the feasibility of obtaining reserves studies. Therefore, at June 30, 2012 and December 31, 2011, there were no proved properties subject to amortization.

Properties which are not being amortized are assessed quarterly, on a property-by-property basis, to determine whether they are recorded at the lower of cost or fair market value. As a result of this analysis and lack of reserve studies, the Company recorded an impairment loss of $481 and $2,604 for the six month periods ended June 30, 2012 and 2011, respectively. The impairment recognized was to bring the carrying costs of the wells to their anticipated salvage value since most of the wells are approaching end of life unless additional capital investments are made. The impairment is similar to amortization and therefore is not added to the cost of properties being amortized.

5. Mineral Properties and Exploration Expenses

Foster Township, Sudbury, Ontario, Canada - Fostung Tungsten Property

a)	On June 8, 2011, pursuant to an asset purchase agreement, the Company paid CAD $500,000 in cash for the acquisition of EMC Metals Corp.’s 100% leasehold interest in two mining leases known as the Fostung tungsten property. The Fostung tungsten property consists of two contiguous claim blocks of 30 claims totaling 485 hectors. The nine claims covered by Mining Lease 108592 (“Lease One”) expire on October 31, 2031. The twenty one claims covered by Mining Lease 105604 (“Lease Two”) which originally expired on June 30, 2011 are in the process of being renewed and extended three years to 2014 by the Ministry of Northern Development, Mines and Forestry (“MNDMF”). The Company has performed the necessary assessment work and applied to the MNDMF to extend the expiry of Lease Two to October 2032. The Fostung property is located in Foster Township, Sudbury Mining Division, Ontario, Canada. It is approximately 8 kilometers southeast of the town of Espanola and 70 kilometers west-southwest of the town of Sudbury. An excellent all-weather gravel road extends from Espanola, crossing the property and providing access to the west bay of Lake Panache. A production bonus in the amount of CAD $500,000 is payable to Breakwater Resources Ltd. by the Company within thirty business days following the commencement of commercial production from the property. A 1% net smelter return royalty on the property is also payable to Breakwater Resources Ltd. by the Company. No capitalized costs have been amortized as of June 30, 2012. The Company did not incur any impairment of these capitalized costs through June 30, 2012.

b)	The Fostung property also consists of four unpatented mining claims, located in Foster Township in the Sudbury Mining Division, Ontario, Canada, comprised of 26 claim units, were recorded in the name of Fostung Resources Ltd. on June 7, 2011. Two of the four mining claim blocks consisting of two contiguous claims are located to the north east of the structural trend in the two contiguous claim blocks of 30 claims referred to in (a) above. Two of the four mining claim blocks consisting of two contiguous claims are located to the south west of the structural trend in the two contiguous claim blocks of 30 claims referred to in (a) above. Each of the four claims has an expiration date of June 7, 2013. The aggregate amount of work required to renew the four claims is CAD $10,400.

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

Level 1. Valuations consist of unadjusted quoted prices in active markets for identical assets and liabilities and has the highest priority;

Level 2. Valuations rely on quoted prices in markets that are not active or observable inputs over the full term of the asset or liability;

Level 3. Valuations are based on prices or third party or internal valuation models that require inputs that are significant to the fair value measurement and are less observable and thus have the lowest priority.

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

Asset Retirement Obligation. The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, “ Asset Retirement and Environmental Obligations ..” The income valuation technique is utilized by the Company to determine the fair value of the liability at the point of inception by taking into account 1) the cost of abandoning oil and gas wells, which is based on the Company’s historical experience for similar work, or estimates from independent third-parties; 2) the economic lives of its properties, which is based on estimates by management; 3) the inflation rate; and 4) the credit adjusted risk-free rate, which takes into account the Company’s credit risk and the time value of money. Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs.

The following table presents the Company’s financial assets and liabilities, which were accounted for at fair value on a non-recurring basis as of June 30, 2012, by level within the fair value hierarchy.

	June 30, 2012
	Level 1	Level 2	Level 3	Total
ASSETS
Oil and gas properties, net	$-	$-	$20,965	$20,965
LIABILITIES
Asset retirement obligation	$-	$-	$56,784	$56,784

7. Stockholders’ Equity

The Company has an active stock option plan that provides shares available for option grants to employees, directors and others. A total of 20,000,000 shares of the Company’s common stock have been reserved for award under the stock option plan, of which 20,000,000 were available for future issuance as of June 30, 2012. Options granted under the Company’s option plan generally vest over five years or as otherwise determined by the Board of Directors, have exercise prices equal to the fair market value of the common stock on the date of grant, and expire no later than ten years after the date of grant.

During the six month period ended June 30, 2012 and the year ended December 31, 2011, the Company did not grant any stock option awards.

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

9. Related Party Transactions

On January 12, 2012, Mr. Cacace resigned from the positions of President, Chief Executive Officer, Chief Financial Officer and Director of the Company and Mr. Derek Cooper was appointed to the positions of President, Chief Executive Officer, Chief Financial Officer and Director of the Company. On June 18, 2012, Mr. Derek Cooper resigned as the Company’s President, Chief Executive Officer, Chief Financial Officer and Director. Effective as of June 19, 2012, Mr. Joseph Sierchio, one of the Company’s directors, was appointed as its Acting Interim President and Chief Executive Officer; and effective as of June 27, 2012, Ms. Janet Bien was appointed as the Company’s Chief Financial Officer.

For the three and six month periods ended June 30, 2012, fees of $7,500 (2011 - $9,000) and $16,689 (2011 - $18,000) were paid or are due to officers of the Company.

For the three and six month periods ended June 30, 2012, directors fees of $0 (2011 - $12,000 and $0 (2011 - $24,000) were paid to non-officer directors of the Company.

For the three and six month periods ended June 30, 2012, legal fees of $32,222 (2011- $18,375) and $44,966 (2011 - $34,017) were paid or are due to a company controlled by our attorney, Mr. Sierchio. Included in accounts payable - related parties at June 30, 2012 is $27,383 (December 31, 2011 - $7,850) for legal fees.

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

“Mcf” means thousand cubic feet of natural gas. We have assumed that 1Mcf = 1 MMBtu for our calculations.

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

“Recompletion” means, after the initial completion of the well, the actions and techniques of re-entering the well and redoing or repairing the original completion in order to restore the well’s productivity.

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

GLOSSARY OF CERTAIN MINERAL EXPLORATION TERMS

The following is a description of the meanings of some mineral exploration terms used in this filing:

“Net Smelter Return” (“NSR”) royalties are based on the value of production or net proceeds received by the operator from a smelter or refinery. These proceeds are usually subject to deductions or charges for transportation, insurance, smelting and refining costs as set out in the royalty agreement. For gold royalties, the deductions are generally minimal while for base metal projects, the deductions can be much more substantial. This type of royalty provides cash flow that is free of any operating or capital costs and environmental liabilities. A smaller percentage NSR in a project can effectively equate to the economic value of a larger percentage profit or working interest in the same project.

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

Recent Changes in Management

On June 18, 2012, Mr. Derek Cooper resigned as our President, Chief Executive Officer, Chief Financial Officer and Director. Effective as of June 19, 2012, Mr. Joseph Sierchio, one of our directors, was appointed as our Acting Interim President and Chief Executive Officer and effective as of June 27, 2012, Ms. Janet Bien was appointed as our Chief Financial Officer.

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

On June 8, 2011, we completed the acquisition of the Fostung tungsten property, located in Foster Township, Sudbury, Ontario, Canada. Our mineral property is in the exploration stage only and is without a known body of mineral reserves. Development of the property will follow only if satisfactory exploration results are obtained. Mineral exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing mines. There is no assurance that our mineral exploration and development activities will result in any discoveries of commercially viable bodies of mineralization reserves. The long-term profitability of our operations will be, in part, directly related to the cost and success of our exploration programs, which may be affected by a number of factors.

Foster Township, Sudbury, Ontario, Canada – Fostung Tungsten Property

(a)	On June 8, 2011, pursuant to an asset purchase agreement, we paid CAD $500,000 in cash for the acquisition of EMC Metals Corp’s. 100% leasehold interest in two mining leases known as the Fostung tungsten property. The Fostung tungsten property consists of two contiguous claim blocks of 30 claims totaling 485 hectors. The nine claims covered by Mining Lease 108592 (“Lease One”) expire on October 31, 2031. The twenty one claims covered by Mining Lease 105604 (“Lease Two”) which originally expired on March 31, 2011, are in the process of being renewed and extended three years to 2014 by the Ministry of Northern Development, Mines and Forestry (“MNDMF”). We have performed the necessary assessment work and applied to the MNDMF to extend the expiry of Lease Two to October 2032. The Fostung property is located in Foster Township, Sudbury Mining Division, Ontario, Canada. It is approximately 8 kilometers southeast of the town of Espanola and 70 kilometers west-southwest of the town of Sudbury. An excellent all-weather gravel road extends from Espanola, crossing the property and providing access to the west bay of Lake Panache.

A production bonus in the amount of CAD $500,000 is payable to Breakwater Resources Ltd. by us within thirty business days following the commencement of commercial production from the property. A 1% net smelter return royalty on the property is also payable to Breakwater Resources Ltd. by us. No capitalized costs have been amortized as of June 30, 2012. We did not incur any impairment of these capitalized costs through June 30, 2012.

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

Oil and Gas Properties

We pursue oil and gas prospects in partnership with oil and gas companies with exploration, development and production expertise. Our interests consist of non-operating, minority working interests in properties in La Salle County, Fayette County, Lee County and Frio County, Texas.

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

Acquisition of Oil & Gas Properties

The following table sets forth a summary of our current oil and gas interests:

	Acquisition	Interest		Month Production	Gross / Net
	Date	Working	Net Revenue	Started	Acreage	Formation
Unproven Properties:
Cooke #6	9/1/2008	21.75%	16.3125%	Dec-07	40 / 8.7	Escondido
Onnie Ray #1	9/12/2008	20.00%	15.00%	Oct-08	80 / 16	Austin Chalk
Stahl #1	9/12/2008	20.00%	15.00%	Oct-08	20 / 4	Austin Chalk
Pearce #1	10/31/2008	20.00%	15.00%	Dec-08	360 / 72	Austin Chalk
Haile #1	9/12/2008	20.00%	15.00%	-	100 / 20	Austin Chalk

Capitalized costs associated with the property are as follows:

	June 30	December 31
	2012	2011	Change ($)
Unproven Properties	$533,293	$530,539	$2,754
Depreciation and impairment	(512,328)	(511,847)	(481)
Oil and gas properties, net	$20,965	$18,692	$2,273

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

Production and Reserve Estimate Status

Neither we, nor our partners, Leexus Oil LLC and Millennium Petro-Physics (collectively, the “Partners”), have conducted any reserve studies and after further assessment of the matter, neither we nor the Partners believe it to be commercially reasonable, based on production to date, to undertake the expense of conducting a reserve study. Additionally, we maintain only a minority working interest in each of the properties, which are actively maintained by the Partners; accordingly, we are not in a position to unilaterally conduct reserve studies on these properties and no reserve studies have been provided to us by the Partners.

Results of Operations

Three and six month period ended June 30, 2012 (Fiscal 2012) versus three and six month period ended June 30, 2011 (Fiscal 2011).

Revenues- Oil production during the three month period ended June 30, 2012 and 2011 totaled 27 (2011 - 82) barrels and generated revenues of $2,719 (2011 - $7,886). The 66% decline in production was offset slightly by a 4% increase in the average price per barrel. Total oil and gas revenues decreased 66% in 2012 compared to 2011 due to the natural decline of the wells. Average daily production on an equivalent basis was 0.48 BOE in 2012 compared to 1.28 BOE in 2011.

Oil production during the six month period ended June 30, 2012 and 2011 totaled 86 (2011 - 148) barrels and generated revenues of $8,471 (2011 - $13,453). The 42% decline in production was offset slightly by an 8% increase in the average price per barrel. Total oil and gas revenues decreased 37% in 2012 compared to 2011 due to the natural decline of the wells. Average daily production on an equivalent basis was 0.60 BOE in 2012 compared to 1.23 BOE in 2011.

Gas production during three month period ended June 30, 2012 and 2011 totaled 95 (2011 - 202) Mcf and generated $743 (2011 - $2,194) in revenue. The 66% decline in production was accompanied by a 28% decline in average gas prices.

Gas production during six month period ended June 30, 2012 and 2011 totaled 130 (2011 - 443) Mcf and generated $1,044 (2011 - $4,260) in revenue. The 71% decline in production was accompanied by a 16% decline in average gas prices.

Lease Operating Expenses - Lease operating expenses for the three months ended June 30, 2012 decreased 29% to $3,974 (2011 - $5,590) due to decreased production. Lease operating expenses consist of day-to-day operational expenses for production of oil and gas and maintenance and repair expenses for the wells and properties.

Lease operating expenses for the six months ended June 30, 2012 decreased 16% to $8,999 (2011 - $10,761) due to decreased production. Lease operating expenses consist of day-to-day operational expenses for production of oil and gas and maintenance and repair expenses for the wells and properties.

Impairment of Oil and Gas Properties - Depreciation, depletion, amortization and impairment of oil and gas properties decreased 88% to $150 (2011 - $1,301) during the three month period ended June 30, 2012, and they decreased 82% to $481 (2011 - $2,604) during the six month period ended June 30, 2012, due to the carrying value of our wells approaching salvage value.

Expenses - Our general and administrative expenses consist primarily of personnel costs, legal costs, investor relations costs, accounting costs and other professional and administrative costs. For the three months ended June 30, 2012 we recorded General and Administrative expenses of $69,131 (2011- $132,056). This amount includes, professional fees - accounting of $12,954 (2011 - $41,560); legal $32,222 (2011 - $18,375); public relations, office, travel, filing, transfer and regulatory fees of $16,455 (2011 - $27,432); management, director and consulting fees of $7,500, $0 and $0 (2011 - $9,000, $12,000 and $23,689) respectively.

Our general and administrative expenses consist primarily of personnel costs, legal costs, investor relations costs, accounting costs and other professional and administrative costs. For the six months ended June 30, 2012 we recorded General and Administrative expenses of $149,942 (2011- $280,127). This amount includes, professional fees - accounting of $55,984 (2011 - $93,901); legal $44,966 (2011 - $39,084); public relations, office, travel, filing, transfer and regulatory fees of $27,303 (2011 - $59,690); management, director and consulting fees of $16,689, $0 and $5,000 (2011 - $18,000, $24,000 and $45,452) respectively.

Exploration Expenditures - Exploration expenses on the Fostung property are charged to operations as they are incurred. For the three and six month periods ended June 30, 2012, we recorded exploration expenses of $8,146 (2011 - $101,935) and $11,284 (2011 - $101,935).

Change in Fair Value of Warrant Liability - As a result of adjusting the warrant liability to fair value, we recorded a non-cash gain of $0 (2011 - $2,994,812) and $0 (2011 – $3,000,648) relating to the Warrants for the three and six month period ended June 30, 2012, respectively.

Oil and Gas Interests

We utilize the full cost method of accounting for our oil and gas activities. In accordance with the full cost method of accounting, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs and related asset retirement costs, are capitalized. Net capitalized costs associated with oil and gas properties as of June 30, 2012 and December 31, 2011 is summarized as follows:

	June 30	December 31
	2012	2011	Change ($)
Unproven Properties	$533,293	$530,539	$2,754
Depreciation and impairment	(512,328)	(511,847)	(481)
Oil and gas properties, net	$20,965	$18,692	$2,273

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

Costs incurred in oil and gas property acquisition, exploration and development activities for the three and six months ended June 30, 2012, and the year ended December 31, 2011, were:

	June 30, 2012	December 31, 2011
Beginning balance, net	$18,692	$26,593
Unproven properties:
Acquisition costs	-	-
Exploration Costs	-	(5,249)
Development costs	2,754	612
Impairment and depreciation	(481)	(3,264)
Ending balance, net	$20,965	$18,692

Asset Retirement Obligation

The following table summarizes the activity for the Company’s asset retirement obligations:

	June 30, 2012	December 31, 2011
Asset retirement obligations, beginning of period	$55,316	$52,558
Accretion expense	1,468	2,758
Change in estimated obligations	-	-
Asset retirement obligations, end of period	56784	55,316
Less: current portion	-	-
Long-term asset retirement obligations, end of period	$56,784	$55,316

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

Sales of crude oil totaled $2,719 and $7,886 for the three months ended June 30, 2012 and 2011, respectively, which represents 95% and 73% of our total oil and gas revenues for the three months ended June 30, 2012 and 2011, respectively. Sales of natural gas totaled $743 and $2,194 for the three month period ended June 30, 2012 and 2011, respectively.

Crude oil prices are established in a highly liquid, international market, with average crude oil prices that we receive generally fluctuating with changes in the futures price established on the NYMEX for West Texas Intermediate Crude Oil (“NYMEX-WTI”). The average crude oil price per Bbl received by us for the three month period ended June 30, 2012 and 2011was $97.33 and $84.22, respectively.

Natural gas and natural gas liquids prices in the geographical areas in which we operate are closely tied to established price indices which are heavily influenced by national and regional supply and demand factors and the futures price per MMBtu for natural gas delivered at Henry Hub, Louisiana established on the NYMEX (“NYMEX-Henry Hub”). At times, these indices correlate closely with the NYMEX-Henry Hub price, but often there are significant variances between the NYMEX-Henry Hub price and the indices used to price our natural gas. Average natural gas prices received by us in each of our operating areas generally fluctuate with changes in these established indices. The average natural gas price per Mcf received by us for the three month period ended June 30, 2012 and 2011 was $8.50 and $8.55, respectively.

The table below shows the results of operation for the Company’s oil and gas producing activities for the three and six month period ended June 30, 2012 and 2011. All production is within the continental United States.

	Three months ended June 30				Six months ended June 30
	2012	2011	change	% change	2012	2011	change	% change
Production:
Oil (Bbls)	27	82	(55)	(67)%	86	148	(62)	(42)%
Gas (Mcf)	95	202	(107)	(53)%	130	443	(313)	(71)%
Total production (BOE)	43	115	(73)	(63)%	108	222	(114)	(51)%
Number of days	90	90			181	180
Average daily production (BOE)	0.48	1.28	(0.8)	(62)%	0.60	1.23	(0.6)	(51)%
% oil of production	63%	71%	-0.08	(11)%	80%	67%	13%	20%

Average sales price:
Oil (per Bbl)	$100.65	$96.52	$4.13	4%	$98.36	$91.04	$7.32	8%
Gas (per Mcf)	$7.85	$10.88	$(3.03)	(28)%	$8.03	$9.61	$(1.58)	(16)%
Total production (per BOE)	$80.90	$87.42	$(6.53)	(7)%	$88.27	$79.90	$8.37	10%

Oil and gas revenues:
Oil revenue	$2,719	$7,886	$(5,167)	(66)%	$8,471	$13,453	$(4,982)	(37)%
Gas revenue	$743	$2,194	$(1,451)	(66)%	$1,044	$4,260	$(3,216)	(75)%
Total	$3,462	$10,080	$(6,618)	(66)%	$9,515	$17,713	$(8,198)	(46)%
Lease operating expenses	$3,974	$5,590	$(1,616)	(29)%	$8,999	$10,761	$(1,762)	(16)%

Additional per BOE data:
Sales price	$80.90	$87.42	$(6.53)	(7)%	$88.27	$79.90	$8.37	10%
Lease operating expenses	$92.86	$48.48	$44.38	92%	$83.48	$48.54	$34.94	72%
Operating Margin per BOE	$(11.96)	$38.93	$(50.90)	(131)%	$4.78	$31.36	$(26.58)	(85)%

Impairment and DDA	$150	$1,301	$(1,151)	(88)%	$481	$2,604	$(2,123)	(82)%

Exploration costs	$8,146	$101,935	(93,789)	(92)%	$11,284	$101,935	(90,651)	100%

General and administrative:
Management fees	$7,500	$21,000	$(13,500)	(64)%	$16,689	$42,000	$(25,311)	(60)%
Accounting & legal	$45,176	$59,935	$(14,759)	(25)%	$100,950	$132,985	$(32,035)	(24)%
Consulting, travel, and investor relations	$16,455	$51,121	$(34,666)	(68)%	$32,303	$105,142	$(72,839)	(69)%
Total	$69,131	$132,056	$(62,925)	(48)%	$149,942	$280,127	$(130,185)	(46)%

Mineral Property Interests

We have concluded that mineral rights meet the definition of tangible assets. Accordingly, we account for our mineral properties on a cost basis whereby all direct costs, net of pre-production revenue, relative to the acquisition of the properties are capitalized. All sales and option proceeds received are first credited against the costs of the related property, with any excess credited to earnings. Once commercial production has commenced, the net costs of the applicable property will be charged to operations using the unit-of-production method based on estimated proven and probable recoverable reserves. The net costs related to abandoned properties are charged to operations.

Costs of exploring, carrying and retaining unproven properties are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, we will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. At June 30, 2012, we did not have proven reserves. Exploration activities conducted jointly with others are reflected at our proportionate interest in such activities.

Liquidity and Capital Resources

We currently finance our activities primarily by the private placement of securities. There is no assurance that equity funding will be accessible to us at the times and in the amounts required to fund our activities. There are many conditions beyond our control which have a direct bearing on the level of investor interest in the purchase of Company securities. We may also attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties; however, there is no assurance that any such activity will generate funds that will be available for operations. Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of our interest. Debt financing has not been used to fund our property acquisitions and exploration activities, and we have no current plans to use debt financing. We do not have “standby” credit facilities, or off-balance sheet arrangements and it does not use hedges or other financial derivatives. We have no agreements or understandings with any person as to additional financing.

We began 2012 with cash and cash equivalents of $787,771. At June 30, 2012, we had cash of $602,657. Total liabilities as of June 30, 2012 were $105,680 (December 31, 2011 - $129,009).

Our unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our continuation as a going concern is dependent upon the continued financial support of its shareholders, our ability to obtain necessary equity financing to continue operations, confirmation of our interest in the underlying properties, the attainment of profitable operations and/or realizing proceeds from the sale of one or more of the properties. As discussed in “Note 1” to the consolidated financial statements, we have incurred recurring operating losses since inception. As at June 30, 2012, we have an accumulated deficit of $4,408,236 and working capital of $565,692, which management believes is sufficient to fund operations through at least the next twelve months, however we intend to raise additional equity (presumably through equity offerings and/or debt borrowing) as the opportunity presents itself.

Our mineral exploration properties have not commenced commercial production.

Cash Flow

Operating activities: We used cash of $181,456 and $395,958 for the six month periods ended June 30, 2012 and 2011, respectively. The following is a breakdown of the cash and non-cash items used for operating activities, aside from the net income loss, respectively in each period: Impairment and depreciation of $481 and $2,604; Accretion of asset retirement obligation of $1,468 and $1,328; a non-cash gain in fair value of warrant liability of $0 and $3,000,648; changes in accounts receivable resulted in an decrease in cash of $9,858 and $12,270; changes in prepaid expenses resulted in a decrease in cash of $7,275 and $0; changes in accounts payable and accrued expenses (including related party) resulted in a decrease in cash of $24,797 and $9,906, respectively.

Investing Activities: During the six month period ended June 30, 2012 and 2011, there was $2,754 and $515,588 cash used in investing activities, respectively.

Financing Activities: We intend to finance our activities by raising capital through the equity markets. There were no financing activities during 2012 and 2011.

Dividends

We have neither declared nor paid any dividends on our common stock. We intend to retain our earnings to finance growth and expand our operations and do not anticipate paying any dividends on our common stock in the foreseeable future.

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

Management is of the opinion that we are not exposed to significant interest or credit risks arising from these financial instruments.

We operate both inside and outside of the United States of America and are exposed to foreign currency risk due to the fluctuation between the Canadian dollar, in which our wholly owned subsidiary Fostung Resources operates in, and the U.S. dollar.

Share Capital

At August 15, 2012, we had:

•	Authorized share capital of 10,000,000 (December 31, 2011 – 10,000,000) preferred shares with par value of $0.0001 each.
•	Authorized share capital of 200,000,000 (December 31, 2011, – 200,000,000) common shares with par value of $0.00001 each.
•	63,075,122 common shares were issued and outstanding (December 31, 2011, – 63,075,122).
•	0 Series A warrants (December 31, 2011, – 0, June 30, 2011 – 6,450,000). The Series A warrants were exercisable at $0.60 per share, and expired on December 31, 2011.
•	0 Series B warrants (December 31, 2011, – 0, June 30, 2011 – 6,450,000). The Series B warrants were exercisable at $0.75 per share, and expired on December 31, 2011.
•	0 stock options outstanding under our incentive stock option plan. A total of 20,000,000 shares of our common stock have been reserved for award under the stock option plan, of which 20,000,000 were available for future issuance as of August 15, 2012 and December 31, 2011.

Market Risk Disclosures

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes during the year ended December 31, 2011, and the subsequent period to August 15, 2012.

Off-balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at December 31, 2011, and the subsequent period to August 15, 2012, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements.

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

Critical Accounting Policies

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Our accounting policies are described in “Note 2” to our December 31, 2011, consolidated financial statements. Significant areas requiring the use of management estimates include, the determination of impairment of mineral properties and oil and gas properties; useful lives for depreciation and amortization of property, plant and equipment; valuation allowances for future income tax assets and asset retirement obligations are critical accounting policies that are subject to estimates and assumptions regarding future activities are significant reporting areas impacted by management’s judgments and estimates. Management’s judgments and estimates in these areas are based on information available from both internal and external sources, including engineers, geologists, consultants and historical experience in similar matters. Actual results could differ from the estimates as additional information becomes known.

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

Mineral properties

We have concluded that mineral rights meet the definition of tangible assets. Accordingly, we account for our mineral properties on a cost basis whereby all direct costs, net of pre-production revenue, relative to the acquisition of the properties are capitalized. All sales and option proceeds received are first credited against the costs of the related property, with any excess credited to earnings. Once commercial production has commenced, the net costs of the applicable property will be charged to operations using the unit-of-production method based on estimated proven and probable recoverable reserves. The net costs related to abandoned properties are charged to operations.

Costs of exploring, carrying and retaining unproven properties are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, we will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at June 30, 2012 and December 31, 2011, we did not have proven reserves. Exploration activities conducted jointly with others are reflected at our proportionate interest in such activities.

Full Cost Method of Accounting for Oil and Gas Properties

We have elected to utilize the full cost method of accounting for its oil and gas activities. In accordance with the full cost method of accounting, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs and related asset retirement costs are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves once proved reserves are determined to exist. We have not yet obtained reserve reports. Management is assessing production data to determine the feasibility of obtaining reserves studies. At June 30, 2012 and December 31, 2011, there were no capitalized costs subject to amortization.

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

Asset Retirement Obligation

We account for our future asset retirement obligations by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement obligation is included in proven oil and gas properties in the balance sheets. Our asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties. The asset retirement liability is allocated to operating expense using a systematic and rational method. Asset retirement obligations amounted to $56,784 and $55,316 at June 30, 2012 and December 31, 2011, respectively.

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

Other than as disclosed below, during the six month period ended June 30, 2012 and the subsequent period to August 15, 2012, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

For the six month periods ended June 30, 2012, fees of $7,500 (2011 - $9,000) and $16,689 (2011 - $18,000) were paid or are due to officers of the Company.

For the three and six month periods ended June 30, 2012, directors fees of $0 (2011 - $12,000 and $0 (2011 - $24,000) were paid to non-officer directors of the Company.

For the three and six month periods ended June 30, 2012, legal fees of $32,222 2011 – $18,375) and $44,966(2011 - $34,017) were paid or are due to Sierchio & Company, LLP, of which Mr. Sierchio, our Acting Interim President and Chief Executive and a director, is the managing partner. Included in accounts payable - related parties at June 30, 2012 is $27,383 (December 31, 2011 - $7,850) for legal fees.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the three month period ended June 30, 2012, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that: (i) information required to be disclosed by us in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes to internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Janus’ Form 10-K filed on March 29, 2012, with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Articles of incorporation (exhibit 3.1). S-8 filing dated October 3, 2003.

3.2	Bylaws (exhibit 3.2). S-8 filing dated October 3, 2003.

10.1	Subscription Agreement (exhibit 10.1), Series A Warrant Agreement (exhibit 10.2), Series B Warrant Agreement (exhibit 10.2), Registration Rights Agreement (exhibit 10.4) for 6,450,000 unit private placement on July 28, 2008. 8-K filing dated August 1, 2008.

10.2	Participation Agreement dated September 9, 2008, with respect to the Stahl #1 Well located Fayette County, Texas. 8-K filing dated October 24, 2008.

10.3	Participation Agreement dated September 9, 2008, with respect to the Onnie Ray #1 Well located Lee County, Texas. 8-K filing dated October 24, 2008.

10.4	Participation Agreement dated September 9, 2008, with respect to the Haile #1 Well located Frio County, Texas. 8-K filing dated October 24, 2008.

10.5	2001 Incentive Stock Option Plan (exhibit 99.1). S-8 filing dated October 3, 2003.

10.6	Purchase and Sale Agreement for the acquisition of the Fostung Tungsten Property. 8-K filing dated May 7, 2011.

10.7	At-Will Executive Services Agreement between Janus Resources, Inc. and Janet Bien. 8-K filing dated June 27, 2012.

14.1	Code of Ethics. 10-K filing dated April 14, 2009.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Extension - Schema Document+

101.CAL	XBRL Taxonomy Extension - Calculation Linkbase Document+

101.DEF	XBRL Taxonomy Extension - Definition Linkbase Document+

101.LAB	XBRL Taxonomy Extension - Label Linkbase Document+

101.PRE	XBRL Taxonomy Extension - Presentation Linkbase Document+

* Filed here herewith.

+ To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Janus Resources, Inc.
(Registrant)

Date: August 20, 2012	By:	/s/ Joseph Sierchio
Name: Joseph Sierchio
Title: Acting Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: August 20, 2012
By: /s/ Janet Bien
Name: Janet Bien
Title: Chief Financial Officer

