Form 10-Q/A
period 2012-06-30
Janus Resources, Inc.
filed 2012-09-04
CIK 1016708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment #1

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

Explanatory Note

The purpose of this Amendment No. 1 to Janus Resources, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Articles of incorporation (exhibit 3.1). S-8 filing dated October 3, 2003.

3.2	Bylaws (exhibit 3.2). S-8 filing dated October 3, 2003.

10.1	Subscription Agreement (exhibit 10.1), Series A Warrant Agreement (exhibit 10.2), Series B Warrant Agreement (exhibit 10.2), Registration Rights Agreement (exhibit 10.4) for 6,450,000 unit private placement on July 28, 2008. 8-K filing dated August 1, 2008.

10.2	Participation Agreement dated September 9, 2008, with respect to the Stahl #1 Well located Fayette County, Texas. 8-K filing dated October 24, 2008.

10.3	Participation Agreement dated September 9, 2008, with respect to the Onnie Ray #1 Well located Lee County, Texas. 8-K filing dated October 24, 2008.

10.4	Participation Agreement dated September 9, 2008, with respect to the Haile #1 Well located Frio County, Texas. 8-K filing dated October 24, 2008.

10.5	2001 Incentive Stock Option Plan (exhibit 99.1). S-8 filing dated October 3, 2003.

10.6	Purchase and Sale Agreement for the acquisition of the Fostung Tungsten Property. 8-K filing dated May 7, 2011.

10.7	At-Will Executive Services Agreement between Janus Resources, Inc. and Janet Bien. 8-K filing dated June 27, 2012.

14.1	Code of Ethics. 10-K filing dated April 14, 2009.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. 10-Q filing for the quarter ended June 30, 2012 filed on August 20, 2012.

2

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. 10-Q filing for the quarter ended June 30, 2012 filed on August 20, 2012.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 10-Q filing for the quarter ended June 30, 2012 filed on August 20, 2012.

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension - Schema Document*
101.CAL	XBRL Taxonomy Extension - Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension - Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension - Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension - Presentation Linkbase Document*

* Filed here herewith.

3

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Janus Resources, Inc. (Registrant)

Date: September 4, 2012
By: /s/ Joseph Sierchio
Name: Joseph Sierchio
Title: Acting Interim President and Chief Executive Officer (Principal Executive Officer)

Date: September 4, 2012
By: /s/ Janet Bien
Name: Janet Bien
Title: Chief Financial Officer

4