Form 10-Q
period 2012-09-30
Janus Resources, Inc.
filed 2012-11-13
CIK 1016708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

10180 - 101 Street, Suite 3400, Edmonton, AB, Canada t5j3s4

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

As of November 10, 2012, the registrant had 63,075,122 shares of its common stock, par value $0.00001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JANUS RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$578,106	$787,771
Accounts receivable	-	14,514
Prepaid expenses	9,220	-
Total current assets	587,326	802,285

Oil and gas properties
Unproven properties	533,293	530,539
Accumulated depreciation, depletion, amortization and impairment	(513,374)	(511,847)
Oil and gas properties, net	19,919	18,692
Mineral properties	519,750	519,750

Total assets	$1,126,995	$1,340,727

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$33,197	$27,843
Accounts payable - related parties	25,179	45,850
Total current liabilities	58,376	73,693

Long-term liabilities
Asset retirement obligation	57,532	55,316
Total liabilities	115,908	129,009

STOCKHOLDERS' EQUITY
Preferred stock: $0.0001 par value: Authorized: 10,000,000 shares
Issued and outstanding: nil	-	-
Common stock: $0.00001 par value: Authorized: 200,000,000 shares
Issued and outstanding: 63,075,122 shares (2011: 63,075,122)	631	631
Additional paid-in capital	5,462,236	5,462,236
Accumulated deficit	(4,446,772)	(4,247,045)
Accumulated other comprehensive income (loss)	(5,008)	(4,104)
Total stockholders' equity	1,011,087	1,211,718
Total liabilities and stockholders' equity	$1,126,995	$1,340,727

(The accompanying notes are an integral part of these consolidated financial statements)

JANUS RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30		September 30
	2012	2011	2012	2011

Revenue
Oil and gas sales	$7,034	$6,095	$16,549	$23,808

Expenses
Lease operating expenses	6,412	5,319	15,411	16,080
Exploration costs	-	39,828	11,284	141,763
General and administrative expenses	38,112	151,993	188,054	432,121
Impairment and depreciation	1,046	331	1,527	2,934
Total operating expenses	45,570	197,471	216,276	592,898

Operating Loss	(38,536)	(191,376)	(199,727)	(569,090)

Other income / (expense)
Change in fair value of warrant liability	-	1,358,452	-	4,359,100
Gain on disposal of asset	-	2,141	-	2,141
	-	1,360,593	-	4,361,241

Net income (loss)	$(38,536)	$1,169,217	$(199,727)	$3,792,151

Earnings per share - basic
Income (loss) per common share	$(0.00)	$0.02	$(0.00)	$0.06

Weighted average shares outstanding	63,075,122	63,075,122	63,075,122	63,075,122

Earnings per share - diluted
Income (loss) per common share	$(0.00)	$0.02	$(0.00)	$0.06
Weighted average shares and dilutive potential common shares outstanding	63,075,122	64,501,373	63,075,122	64,465,803

(The accompanying notes are an integral part of these consolidated financial statements)

JANUS RESOURCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011

Net income (loss)	$(38,536)	$1,169,217	$(199,727)	$3,792,151
Other comprehensive loss
Foreign currency translation adjustments	-	(30,572)	(904)	(38,582)
Total comprehensive income (loss)	$(38,536)	$1,138,645	$(200,631)	$3,753,569

(The accompanying notes are an integral part of these consolidated financial statements)

JANUS RESOURCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the nine months ended September 30, 2012 and the year ended December 31, 2011

(Unaudited)

					Accumulated
					other	Total
	Common Stock		Additional	Accumulated	comprehensive	stockholders'
	Shares	Amount	paid-in capital	earnings (deficit)	income (loss)	equity (deficit)

Balance, December 31, 2010	63,075,122	$631	$5,462,236	$(8,704,627)	$-	$(3,241,760)

Net income, December 31, 2011	-	-	-	4,457,582	-	4,457,582
Foreign currency translation adjustment	-	-	-	-	(4,104)	(4,104)

Balance, December 31, 2011	63,075,122	631	5,462,236	(4,247,045)	(4,104)	1,211,718

Net loss, September 30, 2012	-	-	-	(199,727)	-	(199,727)
Foreign currency translation adjustment	-	-	-	-	(904)	(904)

Balance, September 30, 2012	63,075,122	$631	$5,462,236	$(4,446,772)	$(5,008)	$1,011,087

(The accompanying notes are an integral part of these consolidated financial statements)

JANUS RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30
	2012	2011

Cash flows from operating activities
Net income/(loss)	$(199,727)	$3,792,151
Adjustments to reconcile net income/(loss) to net cash flows from operating activities:
Impairment and depreciation	1,527	2,934
Accretion of asset retirement obligation	2,216	2,038
Change in fair value of warrant liability	-	(4,359,100)
Gain on disposal of assets	-	(2,141)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	14,514	(13,476)
(Increase) decrease in prepaid expenses	(9,220)	(3,870)
(Decrease) increase in accounts payable and accrued liabilities including related party payables	(15,317)	10,332
Net cash flows from operating activities	(206,007)	(571,132)

Cash flows from investing activities
Acquisition of oil and gas properties	(2,754)	(1,433)
Proceeds from disposal of oil and gas properties	-	7,390
Acquisition of mineral properties	-	(484,100)
Net cash flows from investing activities	(2,754)	(478,143)

Effect of exchange rate changes on cash and cash equivalents	(904)	(38,582)
Decrease in cash and cash equivalents	(209,665)	(1,087,857)
Cash and cash equivalents, beginning of period	787,771	2,052,305
Cash and cash equivalents, end of period	$578,106	$964,448

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-

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

The Company has recently incurred net operating losses and operating cash flow deficits. The Company’s accumulated deficit is $4,446,772 at September 30, 2012. It may continue to incur losses from operations and operating cash flow deficits in the future. Management believes that the Company’s cash and cash equivalent balances, anticipated cash flows from operations and other external sources of credit will be sufficient to meet its cash requirements through December 2013 if not further. The future of the Company after December 2013 will depend in large part on its ability to successfully generate cash flows from operations and raise capital from external sources to fund operations.

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

Costs of exploring, carrying and retaining unproven properties are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at September 30, 2012 and December 31, 2011, the Company did not have proven reserves. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves once proved reserves are determined to exist. The Company has not yet obtained reserve reports. See “Note 4. Oil and Gas Properties” for further information. At September 30, 2012 and December 31, 2011, there were no capitalized costs subject to amortization.

Oil and gas properties without estimated proved reserves are not amortized until proved reserves associated with the properties can be determined or until impairment occurs. As a result of management’s impairment analysis, the Company recorded an impairment loss of $1,527 and $2,934 during the nine month periods ended September 30, 2012 and 2011, respectively. The impairment loss amounted to $1,046 and $331 for the three months ended September 30, 2012 and 2011, respectively. The impairment is similar to amortization and therefore is not added to the costs of properties being amortized. See “Note 6. Fair Value Measurement” for further information.

Sales of oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. The Company has not sold any oil and gas properties.

Asset Retirement Obligation

The Company records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement obligation is included in oil and gas properties in the balance sheets. The Company’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties. The asset retirement liability is allocated to operating expense using a systematic and rational method. Asset retirement obligations amounted to $57,532 and $55,316 at September 30, 2012 and December 31, 2011, respectively.

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

Warrant Liability Derivative

The Company evaluates financial instruments for freestanding or embedded derivatives. As part of the July 2008 financing, the Company issued warrants that did not meet the specific conditions for equity classification. During the term of the warrants, the Company classified the fair value of the warrants as a liability, with changes in fair value recorded as income (loss). The fair value of the warrants was recorded as a liability until the warrants expired on December 31, 2011.

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

Recently Issued Accounting Standards Updates

Accounting Standards Update 2012-02: Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued Accounting Standards Update ("ASU") 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment," allowing entities to make a qualitative evaluation about the likelihood of impairment of an indefinite-lived intangible asset to determine whether the quantitative test is required, as opposed to required annual quantitative impairment testing. The update is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company has elected to not adopt this guidance early. The implementation of this guidance is not expected to affect the Company's financial condition, results of operations, or cash flows.

Accounting Standards Update No. 2011-04: Fair Value Measurements

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

3. Earnings (Loss) Per Share

Following is the computation of basic and diluted net income (loss) per share for the three and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Basic weighted average shares outstanding	63,075,122	63,075,122	63,075,122	63,075,122

Effect of dilutive securities - warrants	-	1,426,251	-	1,390,681

Diluted weighted average shares outstanding	63,075,122	64,501,373	63,075,122	64,465,803

Potentially dilutive shares of common stock for the three and nine month periods ended September 30, 2011, consisted of 12,900,000 shares of common stock issuable under warrants (none for the three and nine month periods ended September 30, 2012).

4. Oil and Gas Properties

The aggregate amount of capitalized costs relating to crude oil and natural gas producing activities and the aggregate amount of related accumulated depreciation, depletion and amortization at September 30, 2012 and December 31, 2011 were:

	September 30	December 31
	2012	2011	Change ($)
Unproven Properties	$533,293	$530,539	$2,754
Depreciation and impairment	(513,374)	(511,847)	(1,527)
Oil and gas properties, net	$19,919	$18,692	$1,227

The Company, nor its partners, Leexus Oil LLC and Millennium Petro-Physics (collectively, the “Partners”), have conducted any reserve studies and after further assessment of the matter, neither the Company nor the Partners believe it to be commercially reasonable, based on production to date, to undertake the expense of conducting a reserve study. Additionally, the Company maintains only a minority working interest in each of the properties, which are actively maintained by the Partners; accordingly, the Company is not in a position to unilaterally conduct reserve studies on these properties and no reserve studies have been provided to us by the Partners. Therefore, at September 30, 2012 and December 31, 2011, there were no proved properties subject to amortization.

Properties which are not being amortized are assessed quarterly, on a property-by-property basis, to determine whether they are recorded at the lower of cost or fair market value. As a result of this analysis and lack of reserve studies, the Company recorded an impairment loss of $1,527 and $2,934 for the nine month periods ended September 30, 2012 and 2011, respectively. The impairment recognized was to bring the carrying costs of the wells to their anticipated salvage value since most of the wells are approaching end of life unless additional capital investments are made. The impairment is similar to amortization and therefore is not added to the cost of properties being amortized.

Asset Retirement Obligation

The following table summarizes the activity for the Company’s asset retirement obligations:

	September 30	December 31
	2012	2011
Asset retirement obligations, beginning of period	$55,316	$52,558
Accretion expense	2,216	2,758
Asset retirement obligations, end of period	57,532	55,316
Less: current portion	-	-
Long-term asset retirement obligations, end of period	$57,532	$55,316

5. Mineral Properties and Exploration Expenses

Foster Township, Sudbury, Ontario, Canada - Fostung Tungsten Property

a)	On June 8, 2011, pursuant to an asset purchase agreement, the Company paid CAD $500,000 in cash for the acquisition of EMC Metals Corp.’s 100% leasehold interest in two mining leases known as the Fostung tungsten property. The Fostung tungsten property consists of two contiguous claim blocks of 30 claims totaling 485 hectors. The nine claims covered by Mining Lease 108592 (“Lease One”) expire on October 31, 2031. The twenty one claims covered by Mining Lease 105604 (“Lease Two”) which originally expired on June 30, 2011 are in the process of being renewed and extended three years to 2014 by the Ministry of Northern Development, Mines and Forestry (“MNDMF”). The Company has performed the necessary assessment work and applied to the MNDMF to extend the expiry of Lease Two to October 2032. The Fostung property is located in Foster Township, Sudbury Mining Division, Ontario, Canada. It is approximately 8 kilometers southeast of the town of Espanola and 70 kilometers west-southwest of the town of Sudbury. An excellent all-weather gravel road extends from Espanola, crossing the property and providing access to the west bay of Lake Panache. A production bonus in the amount of CAD $500,000 is payable to Breakwater Resources Ltd. by the Company within thirty business days following the commencement of commercial production from the property. A 1% net smelter return royalty on the property is also payable to Breakwater Resources Ltd. by the Company. No capitalized costs have been amortized as of September 30, 2012. The Company did not incur any impairment of these capitalized costs through September 30, 2012.

b)	The Fostung property also consists of four unpatented mining claims, located in Foster Township in the Sudbury Mining Division, Ontario, Canada, comprised of 26 claim units, were recorded in the name of Fostung Resources Ltd. on June 7, 2011. Two of the four mining claim blocks consisting of two contiguous claims are located to the north east of the structural trend in the two contiguous claim blocks of 30 claims referred to in (a) above. Two of the four mining claim blocks consisting of two contiguous claims are located to the south west of the structural trend in the two contiguous claim blocks of 30 claims referred to in (a) above. Each of the four claims has an expiration date of June 7, 2013. The aggregate amount of work required to renew the four claims is CAD $10,400.

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

The following table presents the Company’s financial assets and liabilities, which were accounted for at fair value on a non-recurring basis as of September 30, 2012, by level within the fair value hierarchy.

	September 30, 2012
	Level 1	Level 2	Level 3	Total
ASSETS
Oil and gas properties, net	$-	$-	$19,919	$19,919

LIABILITIES
Asset retirement obligation	$-	$-	$57,532	$57,532

7. Stockholders’ Equity

The Company has an active stock option plan that provides shares available for option grants to employees, directors and others. A total of 20,000,000 shares of the Company’s common stock have been reserved for award under the stock option plan, of which 20,000,000 were available for future issuance as of September 30, 2012. Options granted under the Company’s option plan generally vest over five years or as otherwise determined by the Board of Directors, have exercise prices equal to the fair market value of the common stock on the date of grant, and expire no later than ten years after the date of grant.

During the nine month period ended September 30, 2012 and the year ended December 31, 2011, the Company did not grant any stock option awards.

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

On June 27, 2012, the Company entered into an At-Will Executive Services Agreement (the “Agreement”) with Ms. Janet Bien, pursuant to which Ms. Bien will serve as the Company’s Chief Financial Officer. Pursuant to the Agreement, Ms. Bien will provide the Company with services consistent with that of a Chief Financial Officer on a part-time basis, for which she will be paid a monthly fee of $2,400 and will be reimbursed for any business related expenses. The Agreement is terminable by either the Company or Ms. Bien upon written notice with or without cause.

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

For the three and nine month periods ended September 30, 2012, fees of $7,200 (2011 - $9,000) and $23,890 (2011 - $27,000) were paid or are due to officers of the Company.

For the three and nine month periods ended September 30, 2012, directors fees of $0 (2011 - $12,000) and $0 (2011 - $36,000) were paid to non-officer directors of the Company.

For the three and nine month periods ended September 30, 2012, legal fees of $36,098 (2011- $8,489) and $58,320 (2011 - $42,504) were paid or are due to a company controlled by our attorney, Mr. Sierchio. Included in accounts payable - related parties at September 30, 2012 is $13,354 (December 31, 2011 - $7,850) for legal fees.

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

Company Overview

We are in the business of locating, acquiring, exploring and, if warranted, developing both mineral exploration properties and oil and gas properties. We pursue oil and gas prospects in partnership with oil and gas companies with exploration, development and production expertise. Currently, our interests consist of non-operating, minority working interests in oil and gas properties.

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

Mineral Properties

We are currently concentrating our mineral property exploration activities in Canada and our oil and gas property exploration activities in the United States of America (the “ USA ”). Our strategy is to concentrate our investigations into: (i) existing operations where an infrastructure already exists; (ii) properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and (iii) grass-roots exploration opportunities. We are also examining data relating to the potential acquisition of other mineral exploration properties.

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

Foster Township, Sudbury, Ontario, Canada - Fostung Tungsten Property

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

A production bonus in the amount of CAD $500,000 is payable to Breakwater Resources Ltd. by us within thirty business days following the commencement of commercial production from the property. A 1% net smelter return royalty on the property is also payable to Breakwater Resources Ltd. by us. No capitalized costs have been amortized as of September 30, 2012. We did not incur any impairment of these capitalized costs through September 30, 2012.

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

We plan to grow our oil and gas operations by acquiring minority, non-operating, working interests in both currently producing wells and also by participating in workover and/or re-entry projects on previously producing proved assets or wells. These assets will be pursued to offset the natural decline in our current production as well as provide growth in our asset portfolio over time. Assets for acquisition will be identified through our operators, managements’ contacts in the industry as well as through the Petroleum Listing Service (“ PLS ”).

Assets will be evaluated by management as well as by third party independent consulting engineers and geologists, having experience in the geographical areas in which the prospects are located, engaged by us on an as needed basis. The industry professionals to be utilized by us will be contractors and will be compensated as such utilizing finder's fee agreements and consulting agreements.

Acquisition of Oil & Gas Properties

The following table sets forth a summary of our current oil and gas interests:

	Acquisition	Interest		Month Production	Gross / Net
	Date	Working	Net Revenue	Started	Acreage	Formation
Unproven Properties:
Cooke #6	9/1/2008	21.75%	16.3125%	Dec-07	40 / 8.7	Escondido
Onnie Ray #1	9/12/2008	20.00%	15.00%	Oct-08	80 / 16	Austin Chalk
Stahl #1	9/12/2008	20.00%	15.00%	Oct-08	20 / 4	Austin Chalk
Pearce #1	10/31/2008	20.00%	15.00%	Dec-08	360 / 72	Austin Chalk
Haile #1	9/12/2008	20.00%	15.00%	-	100 / 20	Austin Chalk

Capitalized costs associated with the property are as follows:

	September 30	December 31
	2012	2011	Change ($)
Unproven Properties	$533,293	$530,539	$2,754
Depreciation and impairment	(513,374)	(511,847)	(1,527)
Oil and gas properties, net	$19,919	$18,692	$1,227

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

Production and Revenue

Our production consists of natural gas and crude oil that is marketed by the well site Operators. We sell our crude oil and condensate production at or near the well-site, although in some cases it is gathered by us or others and delivered to a central point of sale. Our crude oil and condensate production is transported by truck or by pipeline and is typically committed to arrangements having a term of one year or less. We have not engaged in crude oil hedging or trading activities. We have not engaged in natural gas hedging or futures trading, nor do we have any long term contracts to sell our production.

Crude oil prices are established in a highly liquid, international market, with average crude oil prices that we receive generally fluctuating with changes in the futures price established on the NYMEX for West Texas Intermediate Crude Oil (“ NYMEX-WTI ”).

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

Results of Operations

The following table sets forth certain unaudited operating information with respect to the Company's operations for the periods indicated:

	Three months ended September 30				Nine months ended September 30
	2012	2011	change	% change	2012	2011	change	% change
Production:
Oil (Bbls)	74	39	35	90%	160	187	(27)	(14)%
Gas (Mcf)	114	211	(97)	(46)%	244	654	(410)	(63)%
Total production (BOE)	93	74	19	25%	201	296	(95)	(32)%
Number of days	90	90			270	270
Average daily production (BOE)	1.03	0.82	0.2	26%	0.74	1.10	(0.4)	(31)%
% oil of production	80%	53%	0.27	51%	80%	63%	17%	26%

Average sales price:
Oil (per Bbl)	$85.22	$81.94	$3.28	4%	$92.36	$92.24	$0.12	0%
Gas (per Mcf)	$6.39	$10.39	$(4.00)	(39)%	$7.26	$10.00	$(2.74)	(27)%
Total production (per BOE)	$75.63	$81.79	$(6.16)	(8)%	$82.47	$80.38	$2.09	3%

Oil and gas revenues:
Oil revenue	$6,306	$3,816	$2,490	65%	$14,777	$17,269	$(2,492)	(14)%
Gas revenue	$728	$2,279	$(1,551)	(68)%	$1,772	$6,539	$(4,767)	(73)%
Total	$7,034	$6,095	$939	15%	$16,549	$23,808	$(7,259)	(30)%
Lease operating expenses	$6,412	$5,319	$1,093	21%	$15,411	$16,080	$(669)	(4)%

Additional per BOE data:
Sales price	$75.63	$81.79	$(6.16)	(8)%	$82.47	$80.38	$2.09	3%
Lease operating expenses	$68.95	$71.38	$(2.43)	(3)%	$76.80	$54.32	$22.47	41%
Operating Margin per BOE	$6.69	$10.41	$(3.72)	(36)%	$5.66	$26.06	$(20.39)	(78)%

Impairment and DDA	$1,046	$331	$715	216%	$1,527	$2,934	$(1,407)	(48)%

Exploration costs	$-	$39,828	(39,828)	(100)%	$11,284	$141,763	$(130,479)	(92)%

General and administrative:
Management fees	$7,200	$18,000	$(10,800)	(60)%	$23,890	$60,000	$(36,110)	(60)%
Accounting & legal	$18,504	$65,381	$(46,877)	(72)%	$119,454	$193,297	$(73,843)	(38)%
Consulting, travel, and investor relations	$12,407	$68,612	$(56,205)	(82)%	$44,710	$178,824	$(134,114)	(75)%
Total	$38,112	$151,993	$(113,881)	(75)%	$188,054	$432,121	$(244,067)	(56)%

Revenues- Oil production during the three month period ended September 30, 2012 and 2011 totaled 74and 39 barrels, respectively, and generated revenues of $6,306 and $3,816, respectively. The 90% increase in production was accompanied by a 4% increase in the average price per barrel. Total oil revenues increased 65% in 2012 compared to 2011. For the three month period, average daily production on an equivalent basis was 1.03 BOE in 2012 compared to .83 BOE 2011.

Oil production during the nine month period ended September 30, 2012 and 2011 totaled 160 and 187 barrels , respectively, and generated revenues of $14,777 and $17,269, respectively, representing a 14% decline in production. Average sales price per barrel was effectively flat comparatively for the nine month periods. Total oil revenues decreased 14% in 2012 compared to 2011. Average daily production on an equivalent basis was 0.74 BOE in 2012 compared to 1.10 BOE in 2011.

Gas production during three month period ended September 30, 2012 and 2011 totaled 114 and 211 Mcf, respectively, and generated $728 and $2,279, respectively, in revenue. The 46% decline in production was accompanied by a 41% decline in average gas prices.

Gas production during nine month period ended September 30, 2012 and 2011 totaled 244 and 654 Mcf, respectively, and generated $1,772 and $6,539, respectively, in revenue. The 63% decline in production was accompanied by a 27% decline in average gas prices.

Production from our wells has lasted beyond our original estimated useful lives therfore it is not a surprise that production is low. The volumes are low enough now that it is difficult to predict quarterly revenues considering the timing of truck load deliveries to market which can make one period incomparable to another.

Lease Operating Expenses - Lease operating expenses for the three months ended September 30, 2012 increased 21% $6,412 from $5,319. Lease operating expenses consist of day-to-day operational expenses for production of oil and gas and maintenance and repair expenses for the wells and properties.

Lease operating expenses for the nine months ended September 30, 2012 decreased 16% to $15,411 from $16,080.

Impairment of Oil and Gas Properties - Depreciation, depletion, amortization and impairment of oil and gas properties increased to $1,046 compared to $331 for the three month periods ended September 30, 2012 and 2011, respectively. The increase is due to capital investments made earlier in 2012 that are being expensed over the estimated useful life of the well. Depreciation, depletion, amortization and impairment for the nine month period ended September 30, 2012 and 2011 decreased to $1,527 from $2,934 the decrease is due to the carrying value of our wells approaching salvage value.

Expenses - Our general and administrative expenses consist primarily of personnel costs, legal costs, investor relations costs, accounting costs and other professional and administrative costs. For the three months ended September 30, 2012 we recorded General and Administrative expenses of $38,112 (2011- $151,993). This amount includes, professional fees - accounting of $4,175 (2011 - $42,552); legal $14,329 (2011 - $22,829); public relations, office, travel, filing, transfer and regulatory fees of $11,901 (2011 - $44,923); and management, director and consulting fees of $7,200, $0 and $506 (2011 - $9,000, $12,000 and $23,689) respectively.

Our general and administrative expenses consist primarily of personnel costs, legal costs, investor relations costs, accounting costs and other professional and administrative costs. For the nine months ended September 30, 2012 we recorded General and Administrative expenses of $188,054 (2011- $432,121). This amount includes, professional fees - accounting of $60,159 (2011 - $138,790); legal $59,295 (2011 - $54,507); public relations, office, travel, filing, transfer and regulatory fees of $27,303 (2011 - $113,479); management, director and consulting fees of $23,889, $0 and $5,506 (2011 - $24,000, $36,000 and $65,345) respectively.

Exploration Expenditures - Exploration expenses on the Fostung property are charged to operations as they are incurred. For the three and nine month periods ended September 30, 2012, we recorded exploration expenses of $0 (2011 - $39,828) and $11,284 (2011 - $141,763).

Change in Fair Value of Warrant Liability - As a result of adjusting the warrant liability to fair value, we recorded a non-cash gain of $0 (2011 - $1,358,452) and $0 (2011 - $4,359,100) relating to the Warrants for the three and nine month period ended September 30, 2012, respectively.

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

Costs of exploring, carrying and retaining unproven properties are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, we will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. At September 30, 2012, we did not have proven reserves. Exploration activities conducted jointly with others are reflected at our proportionate interest in such activities.

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

We began 2012 with cash and cash equivalents of $787,771. At September 30, 2012, we had cash of $578,106. Total liabilities as of September 30, 2012 were $115,908 (December 31, 2011 - $129,009).

Our unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our continuation as a going concern is dependent upon the continued financial support of its shareholders, our ability to obtain necessary equity financing to continue operations, confirmation of our interest in the underlying properties, the attainment of profitable operations and/or realizing proceeds from the sale of one or more of the properties. As discussed in “Note 1” to the consolidated financial statements, we have incurred recurring operating losses since inception. As at September 30, 2012, we have an accumulated deficit of $4,446,772 and working capital of $528,950, which management believes is sufficient to fund operations through at least December 31, 2013, however we intend to raise additional equity (presumably through equity offerings and/or debt borrowing) as the opportunity presents itself.

Our mineral exploration properties have not commenced commercial production.

Cash Flow

Operating activities: We used cash of $206,007 and $571,132 for the nine month periods ended September 30, 2012 and 2011, respectively. The following is a breakdown of the cash and non-cash items used for operating activities, aside from the net income (loss), respectively in each period: Impairment and depreciation of $1,572 and $2,934; Accretion of asset retirement obligation of $2,216 and $2,038; a non-cash gain in fair value of warrant liability of $0 and $4,359,100; changes in accounts receivable resulted in an increase in cash of $14,514 and a decrease in cash of $13,476; changes in prepaid expenses resulted in a decrease in cash of $9,220 and $3,870; changes in accounts payable and accrued expenses (including related party) resulted in a decrease in cash of $15,317 and an increase of $10,332, respectively.

Investing Activities: During the nine month period ended September 30, 2012 and 2011, there was $2,754 and $478,143 cash used in investing activities, respectively.

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

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, accounts payable - related parties, and warrant liability approximate their fair value because of the short-term nature of these instruments.

Management is of the opinion that we are not exposed to significant interest or credit risks arising from these financial instruments.

We operate both inside and outside of the United States of America and are exposed to foreign currency risk due to the fluctuation between the Canadian dollar, in which our wholly owned subsidiary Fostung Resources operates in, and the U.S. dollar.

Share Capital

At November 1, 2012, we had:

•	Authorized share capital of 10,000,000 (December 31, 2011 - 10,000,000) preferred shares with par value of $0.0001 each.
•	Authorized share capital of 200,000,000 (December 31, 2011, - 200,000,000) common shares with par value of $0.00001 each.
•	63,075,122 common shares were issued and outstanding (December 31, 2011, - 63,075,122).
•	0 Series A warrants (December 31, 2011, - 0, September 30, 2011 - 6,450,000). The Series A warrants were exercisable at $0.60 per share, and expired on December 31, 2011.
•	0 Series B warrants (December 31, 2011, - 0, September 30, 2011 - 6,450,000). The Series B warrants were exercisable at $0.75 per share, and expired on December 31, 2011.
•	0 stock options outstanding under our incentive stock option plan. A total of 20,000,000 shares of our common stock have been reserved for award under the stock option plan, of which 20,000,000 were available for future issuance as of November 1, 2012 and December 31, 2011.

Market Risk Disclosures

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes during the year ended December 31, 2011, and the subsequent period to November 1, 2012.

Off-balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at December 31, 2011, and the subsequent period to November 1, 2012, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements.

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

Critical Accounting Policies

See Note 2 in the Consolidated Financial Statements included herein.

Related Party Transactions

Other than as disclosed below, during the nine month period ended September 30, 2012 and the subsequent period to August 15, 2012, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

For the three and nine month periods ended September 30, 2012, fees of $7,200 (2011 - $9,000) and $23,890 (2011 - $27,000) were paid or are due to officers of the Company.

For the three and nine month periods ended September 30, 2012, directors fees of $0 (2011 - $12,000) and $0 (2011 - $36,000) were paid to non-officer directors of the Company.

For the three and nine month periods ended September 30, 2012, legal fees of $36,098 (2011- $8,489) and $58,320 (2011 - $42,504) were paid or are due to Sierchio & Company, LLP, of which Mr. Sierchio, our Acting Interim President and Chief Executive and a director, is the managing partner. Included in accounts payable - related parties at September 30, 2012 is $13,354 per note 9 (December 31, 2011 - $7,850) for legal fees.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the three month period ended September 30, 2012, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that: (i) information required to be disclosed by us in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes to internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

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

JANUS RESOURCES, INC.
(Registrant)

Date: November 13, 2012	By:	/s/ Joseph Sierchio
Name: Joseph Sierchio
Title: Acting Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2012
By: /s/ Janet Bien
Name: Janet Bien
Title: Chief Financial Officer

