Form 10-K
period 2012-12-31
Janus Resources, Inc.
filed 2013-04-01
CIK 1016708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-30156

JANUS RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0170247
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

430 Park Avenue Suite 702 New York, NY 10022
(Address of principal executive offices)

800-755-5815
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value per share
(Title of Class)

OTC Markets Group Inc. QB tier (“OTCQB”)
(Name of exchange on which registered)

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes☐  No☒

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes☐  No☒

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
Yes☒  No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes☐ No☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 29, 2012, as reported on the OTCQB was $13,990,335. Common shares held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 25, 2013, there were 63,075,122 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: None.

JANUS RESOURCES, INC.

FORM 10-K
For The Fiscal Year Ended December 31, 2012

PART I

Item 1.	Business

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-K for the fiscal year ending December 31, 2012, contain forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “could,” “might,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” “Properties,” as well as in this report generally.

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

The Company

Janus Resources, Inc. (formerly Entheos Technologies, Inc.) (“Janus” “the Company” “we” “us” and “our”) was incorporated under the laws of the State of Nevada and has an authorized capital of 200,000,000 shares of $0.00001 par value common stock, of which 63,075,122 shares are outstanding as of March 25 2013, and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

Effective January 5, 2011, the Company changed its name from “Entheos Technologies, Inc.” to “Janus Resources, Inc.” so as to more fully reflect the Company’s operations. In conjunction with the name change, our stock symbol on the OTCQB was changed from “ETHT” to “JANI”.

Our principal executive offices are located at 430 Park Avenue, Suite 702, New York, NY 10022. Our telephone number is (800) 755-5815.

As we are a smaller reporting company, certain disclosures otherwise required to be made in a Form 10-K are not required to be made by us.

Our Principal Products and Their Markets

We are a junior natural resources exploration company. Our strategy is to concentrate our investigations on: (i) existing operations where an infrastructure already exists; (ii) properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and (iii) grass-roots exploration opportunities.

We are currently concentrating our mineral property exploration activities in Canada and our oil and gas property exploration activities in the United States of America (“USA”). We are also examining data relating to the potential acquisition of other mineral exploration properties.

Our mineral property is in the exploration stage only and is without a known body of mineral reserves. Development of the property will follow only if satisfactory exploration results are obtained. Mineral exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing mines. There is no assurance that our mineral exploration and development activities will result in any discoveries of commercially viable bodies of mineralization reserves. The long-term profitability of our operations will be, in part, directly related to the cost and success of our exploration programs, which may be affected by a number of factors. Please refer to “Item 1A Risk Factors.”

Description of Business

We are in the business of location, acquisition, exploration and, if warranted, development of both mineral exploration properties and oil and gas properties.

Mineral Properties

Foster Township, Sudbury, Ontario, Canada – Fostung Tungsten Property

1.
On June 8, 2011, pursuant to an asset purchase agreement, the Company paid CAD $500,000 in cash for the acquisition of EMC Metals Corp’s. 100% leasehold interest in two mining leases known as the Fostung tungsten property. The Fostung tungsten property consists of two contiguous claim blocks of 30 claims totaling 485 hectors. The nine claims covered by Mining Lease 108592 (“Lease One”) expire on October 31, 2031. The twenty one claims covered by Mining Lease 108847 (“Lease Two”) have been extended by the Ministry of Northern Development, Mines and Forestry (“MNDMF”) through March 31, 2032. The Fostung property is located in Foster Township, Sudbury Mining Division, Ontario, Canada. It is approximately 8 kilometers southeast of the town of Espanola and 70 kilometers west-southwest of the town of Sudbury. An excellent all-weather gravel road extends from Espanola, crossing the property and providing access to the west bay of Lake Panache.

A production bonus in the amount of CAD $500,000 is payable to Breakwater Resources Ltd. by the Company within thirty business days following the commencement of commercial production from the property. A 1% net smelter return royalty on the property is also payable to Breakwater Resources Ltd. by the Company. No capitalized costs have been amortized as of December 31, 2012. The Company did not incur any impairment of these capitalized costs through December 31, 2012.

2.
The Fostung property also consists of four unpatented mining claims, located in Foster Township in the Sudbury Mining Division, Ontario, Canada, comprised of 26 claim units, were recorded in the name of Fostung Resources Ltd. on June 7, 2011. Two of the four mining claim blocks consisting of two contiguous claims are located to the north east of the structural trend in the two contiguous claim blocks of 30 claims referred to in (a) above. Two of the four mining claim blocks consisting of two contiguous claims are located to the south west of the structural trend in the two contiguous claim blocks of 30 claims referred to in (a) above. Each of the four claims has a due date of June 7, 2013. The aggregate amount of work required to renew the four claims is CAD $10,400.00. Since the acquisition of this property, the Company has spent a total of $241,273 on exploration costs.

Accessibility, Climate, Local Resources, Infrastructure and Physiography of the Fostung propertyAccess

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

On February 18, 2013, we completed the sale of our working interest in the Onnie Ray #1, Haile #1, Pearce #1 and Stahl #1 oil wells. We entered into an Assignment Agreement with Leexus Oil LLC, the wells operator, whereby the Company assigned its right, title and interest in the oil, gas and mineral leases and the oil and gas wells. Payment for the assignment was the assumption of all outstanding liabilities and assumption of all future payments for any and all work performed on the wells.

On February 19, 2013, we completed the sale of our working interest in the Cooke #6 well. We entered into an Assignment Agreement with Millennium Petro-Physics, the well operator, whereby we assigned its right, title and interest in the oil, gas and mineral leases and the oil and gas wells. Payment for the assignment was $3,000 cash.

Strategy

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our continued operations and the recoverability of property costs are dependent upon the existence of commercially viable bodies of mineralization reserves and oil and gas reserves, our ability to obtain necessary financing to complete our planned exploration programs, and future, if warranted, development and profitable production.

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

Acquisition of Oil & Gas Properties

The following table sets forth a summary of our current oil and gas interests:

				Month
	Acquisition	Interest		Production	Gross / Net
	Date	Working	Net Revenue	Started	Acreage	Formation
Cooke #6	9/1/2008	21.75%	16.3125%	Dec-07	40 / 8.7	Escondido
Onnie Ray #1	9/12/2008	20.00%	15.00%	Oct-08	80 / 16	Austin Chalk
Stahl #1	9/12/2008	20.00%	15.00%	Oct-08	20 / 4	Austin Chalk
Pearce #1	10/31/2008	20.00%	15.00%	Dec-08	360 / 72	Austin Chalk
Haile #1	9/12/2008	20.00%	15.00%	-	100 / 20	Austin Chalk

Capitalized costs associated with the property are as follows:

	December 31,
	2012	2011	Change ($)
Unproven properties	$537,501	$530,539	$6,962
Impairment of properties	(513,374)	(511,847)	(1,527)
Oil and gas properties, net	$24,127	$18,692	$5,435

Geologic Background

Escondido Formation

The Escondido formation, where Cooke #6 is located, is a regional producer spanning several counties in South Texas. There are many Escondido oil and gas fields which have produced anywhere from 600,000 to 3,100,000 barrels of oil and the gas fields have produced up to 18 BCF of gas. However, this no assurance that Cooke #6 will produce or continue to produce any oil and gas.

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

Sales of crude oil totaled $17,035 and $25,605 for the years ended December 31, 2012 and 2011, respectively. Sales of natural gas totaled $2,459 and $7,182 for the years ended December 31, 2012 and 2011, respectively.

Price Considerations

Crude oil prices are established in a highly liquid, international market, with average crude oil prices that we receive generally fluctuating with changes in the futures price established on the NYMEX for West Texas Intermediate Crude Oil (“NYMEX-WTI”). The average crude oil price per Bbl received by us in fiscal 2012 and 2011 was $90.29 and $88.07, respectively.

Natural gas and natural gas liquids prices in the geographical areas in which we operate are closely tied to established price indices which are heavily influenced by national and regional supply and demand factors and the futures price per MMBtu for natural gas delivered at Henry Hub, Louisiana established on the NYMEX (“NYMEX-Henry Hub”). At times, these indices correlate closely with the NYMEX-Henry Hub price, but often there are significant variances between the NYMEX-Henry Hub price and the indices used to price our natural gas. Average natural gas prices received by us in each of our operating areas generally fluctuate with changes in these established indices. The average natural gas price per Mcf received by us in fiscal 2012 and 2011 was $7.20 and $9.99, respectively.

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

Employees

We currently have two part-time contractors providing services to the Company, Mr. Joseph Sierchio, who serves as our Acting Interim President and Chief Executive Officer and Ms. Janet Bien who serves as our Chief Financial Officer. We have no employees. All of our activities are conducted through contracting geologists, engineers, operators and other oil and gas professionals.

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

“Proved developed reserves” or “PDPs” means reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery can be included as “proved developed reserves” only after testing by a pilot project, or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

“Proved developed non-producing reserves” or “PDNPs” are those quantities of oil and gas reserves that are developed behind pipe in an existing well bore, from a shut-in well bore or that can be recovered through improved recovery only after the necessary equipment has been installed, or when the costs to do so are relatively minor. Shut-in reserves are expected to be recovered from (1) completion intervals which are open at the time of the estimate but which have not started producing, (2) wells that were shut-in for market conditions or pipeline connections, or (3) wells not capable of production for mechanical reasons. Behind-pipe reserves are expected to be recovered from zones in existing wells that will require additional completion work or future recompletion prior to the start of production.

“Proved undeveloped reserves” or “PUDs” are those quantities of oil and gas reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for development. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units are claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Estimates for proved undeveloped reserves are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proven effective by actual tests in the area and in the same reservoir.

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

GLOSSARY OF CERTAIN MINERAL EXPLORATION TERMS

The following is a description of the meanings of some mineral exploration terms used in this filing:

“Net Smelter Return” or “NSR” royalties are based on the value of production or net proceeds received by the operator from a smelter or refinery. These proceeds are usually subject to deductions or charges for transportation, insurance, smelting and refining costs as set out in the royalty agreement. For gold royalties, the deductions are generally minimal while for base metal projects, the deductions can be much more substantial. This type of royalty provides cash flow that is free of any operating or capital costs and environmental liabilities. A smaller percentage NSR in a project can effectively equate to the economic value of a larger percentage profit or working interest in the same project.

Item 1A.	Risk Factors

Risks Specific to Our Company

We have a history of losses which may continue, which may negatively impact our ability to achieve our business objectives.

We have very limited history with respect to our acquisition and development of oil and gas properties. In the years ended December 31, 2012 and 2011, we recorded operating losses of $243,959 and $792,599, respectively. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that our future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

Our director may face conflicts of interest in connection with our participation in certain ventures because they are directors of other mineral mineralized material companies.

Mr. Sierchio, our sole director, is also a director of other companies and, if those other companies participate in ventures in which we may participate, our directors may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. It is possible that due to our directors’ conflicting interests, we may be precluded from participating in certain projects that we might otherwise have participated in, or we may obtain less favorable terms on certain projects than we might have obtained if our directors were not also directors of other participating companies. In an effort to balance their conflicting interests, our directors may approve terms equally favorable to all of their companies as opposed to negotiating terms more favorable to us but adverse to their other companies. Additionally, it is possible that we may not be afforded certain opportunities to participate in particular projects because those projects are assigned to our directors’ other companies for which the directors may deem the projects to have a greater benefit

Our operations are conducted mainly by outside consultants, the loss of which would adversely affect our success and growth.

Our performance is substantially dependent on performance of our outside consultants with whom we do not have employment agreements. The loss of their services could have a material adverse effect on our business, results of operations and financial condition as our potential future revenues would most likely dramatically decline and our costs of operations would rise.

The value and transferability of our shares may be adversely impacted by the limited trading market for our shares.

There is only a limited trading market for our common stock on the OTCQB. This may make it more difficult for you to sell your stock if you so desire.

Our common stock is a penny stock and because “penny stock” rules will apply, you may find it difficult to sell the shares of our common stock.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

We do not own any properties other than (i) a 100% leasehold interest in six mining leases known as the Fostung tungsten property acquired in June 2011 (see “Description of Business”), and (ii) oil and gas properties acquired during 2008 (see “Description of Business”). Our corporate offices are located at 430 Park Avenue, Suite 702, New York, NY 10022.

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

Not applicable.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012 – High	$0.55	$0.58	$0.42	$0.36
2012 - Low	$0.28	$0.40	$0.37	$0.33
2011 – High	$0.73	$0.85	$0.80	$0.73
2011 – Low	$0.55	$0.63	$0.64	$0.40

The closing price on March 25, 2013, was $0.37.

As of March 25, 2013, there were approximately 327 stockholders of record.

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

Rule 144

There were 63,075,122 shares of our common stock issued and outstanding at March 25, 2013, of which 50,004,300 shares are deemed “restricted securities,” within the meaning of Rule 144. Absent registration under the Securities Act, the sale of such shares is subject to Rule 144, as promulgated under the Securities Act.

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

Results of Operations

Year Ended Year Ended December 31, 2012 (Fiscal 2012) versus December 31, 2011 (Fiscal 2011)

	For the Years Ended December 31,
	2012	2011	change	% change
Oil and gas revenues:
Oil revenue	$17,035	$25,605	$(8,570)	(33%)
Gas revenue	$2,459	$7,182	$(4,723)	(66%)
Total	$19,494	$32,787	$(13,293)	(41%)
Lease operating expenses	$19,058	$21,237	$(2,179)	(10%)
Impairment and DDA	$1,528	$3,264	$(1,736)	(53%)

Exploration costs	$13,329	$227,944	$(214,615)	(94%)
Project research and development	$-	$36,851	$(36,851)	(100%)

General and administrative:
Management fees	$31,091	$142,000	$(110,909)	(78%)
Accounting & legal	$133,475	$140,315	$(6,840)	(5%)
Consulting, travel, and investor relations	$64,973	$253,775	$(188,803)	(74%)
Total	$229,539	$536,090	$(306,552)	(57%)

Revenues - Sales of crude oil totaled $17,035 and $25,605 for the years ended December 31, 2012 and 2011, respectively, which represents a 33% decrease. The decrease is due to a decline in production. Sales of natural gas was $2,459 and $7,182 for the years ended December 31, 2012 and 2011, respectively, which represents a 66% decline. The decline is due to a decline in production and lower prices.

Lease Operating Expenses - Lease operating expenses for the year ended December 31, 2012 were $19,058 compared to $21,237 for the year ended December 31, 2011.

Impairment of Oil and Gas Properties - Depreciation, depletion, amortization and impairment of oil and gas properties was $1,528 (2011 - $3,264) in 2012 due to the carrying value of our wells approaching salvage value.

Exploration Expenditures – Exploration expenses on the Fostung property are charged to operations as they are incurred. For the years ended December 31, 2012 and 2011, we recorded exploration expenses of $13,329 and $227,944, respectively. The Fostung property was acquired in 2011. Exploration expenses are down after our initial outlay as we assess our strategy for this property.

Project Research and Development - For the years ended December 31, 2012 and 2011, we recorded project research and development expenses of nil and $36,851, respectively. Expenses decreased with the change in management.

Expenses – Our general and administrative expenses consist primarily of consulting fees, legal costs, investor relations and filing costs, accounting costs and other professional and administrative costs. For the year ended December 31, 2012, we recorded general and administrative expenses of $229,539 (2011 - $536,090). This amount includes management fees of $31,091 (2011 - $142,000) professional fees of accounting and legal of $133,475 (2011 - $140,315); public relations, filing, transfer and regulatory fees of $29,934 (2011 - $43,044); consulting fees of $9,144 (2011 - $101,845); and travel and other administrative fees of $25,895 (2011 - $108,886).

Our Oil and Gas Interests

We utilize the full cost method of accounting for our oil and gas activities. In accordance with the full cost method of accounting, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs and related asset retirement costs, are capitalized. Net capitalized costs associated with oil and gas properties as of December 31, 2012 and 2011 is summarized as follows:

	December 31,
	2012	2011	Change ($)
Unproven properties	$537,501	$530,539	$6,962
Impairment of properties	(513,374)	(511,847)	(1,527)
Oil and gas properties, net	$24,127	$18,692	$5,435

Capital expenditures totaled $6,962 (2011 - $599) for the year ended December 31, 2012.

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

In March 2011, Leexus Oil LLC, the operator, who also owns a working interest in the Onnie Ray #1H well, provided us with a plan for the re-completion of the well. We decided not to participate in the proposed re-completion of the Onnie Ray #1H well.

In August 2012, Leexus Oil LLC, the operator, who also owns a working interest in the Pearce #1 well, provided us with a plan for the re-completion of the well. We decided not to participate in the proposed re-completion of the Pearce #1. Accordingly, as of September 2012, we are no longer participating in the revenue or expenses generated by this well.

Mineral Property Interests

(a)
On June 8, 2011, pursuant to an asset purchase agreement, the Company paid $519,750 (CAD $500,000) in cash for the acquisition of EMC Metals Corp.’s 100% leasehold interest in two mining leases known as the Fostung tungsten property. The Fostung tungsten property consists of two contiguous claim blocks of 30 claims totaling 485 hectors. The nine claims covered by Lease One expire on October 31, 2031. The twenty one claims covered by Lease Two, have been extended by the MNDMF through March 31, 2032. The Fostung property is located in Foster Township, Sudbury Mining Division, Ontario, Canada. It is approximately 8 kilometers southeast of the town of Espanola and 70 kilometers west-southwest of the town of Sudbury. An excellent all-weather gravel road extends from Espanola, crossing the property and providing access to the west bay of Lake Panache.

A production bonus in the amount of CAD $500,000 is payable to Breakwater Resources Ltd. by the Company within thirty business days following the commencement of commercial production from the property. A 1% net smelter return royalty on the property is also payable to Breakwater Resources Ltd. by the Company. No capitalized costs have been amortized as of December 31, 2012. The Company did not incur any impairment of these capitalized costs through December 31, 2012.

(b)
The Fostung property also consists of four unpatented mining claims, located in Foster Township in the Sudbury Mining Division, Ontario, Canada, comprised of 26 claim units, were recorded in the name of Fostung Resources Ltd. on June 7, 2011. Two of the four mining claim blocks consisting of two contiguous claims are located to the north east of the structural trend in the two contiguous claim blocks of 30 claims referred to in (a) above. Two of the four mining claim blocks consisting of two contiguous claims are located to the south west of the structural trend in the two contiguous claim blocks of 30 claims referred to in (a) above. Each of the four claims has a due date of June 7, 2013. The aggregate amount of work required to renew the four claims is CAD $10,400.00.

Liquidity and Capital Resources

The Company currently finances its activities primarily by the private placement of securities. There is no assurance that equity funding will be accessible to the Company at the times and in the amounts required to fund the Company’s activities. There are many conditions beyond the Company’s control which have a direct bearing on the level of investor interest in the purchase of Company securities. The Company may also attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties; however, there is no assurance that any such activity will generate funds that will be available for operations. Debt financing has been used to fund the Company’s property acquisitions and exploration activities; however the Company has no current plans to use debt financing. The Company does not have “standby” credit facilities, or off-balance sheet arrangements and it does not use hedges or other financial derivatives. The Company has no agreements or understandings with any person as to additional financing.

At December 31, 2012, we had cash of $513,595 (2011 - $787,771) and working capital of $481,414 (2011 – $728,592). Total liabilities as of December 31, 2012 were $98,075 (2011 - $129,009).

Our general business strategy is to acquire mineral properties and oil and gas properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 1 to the consolidated financial statements, we have incurred recurring operating losses since inception of $4,491,004. We require additional funds to meet our obligations and maintain our operations. We have sufficient working capital to (i) pay our administrative and general operating expenses through December 31, 2013, and (ii) to conduct our preliminary exploration programs. Without sufficient cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of our properties, there is no assurance that any such activity will generate funds that will be available for operations. Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of our interest. We have no agreements or understandings with any person as to such additional financing.

Our mineral exploration properties have not commenced commercial production.

Cash Flow

Operating activities: We used cash of $267,214 for operating activities for the year ended December 31, 2012 (2011 - $747,458). We have financed our operations with cash on-hand for the year ended December 31, 2012.

Investing Activities: During the year ended December 31, 2012 additions to capitalized costs of oil and gas properties were $6,962 (2011 - $599) and proceeds from the sale of oil and gas assets were $nil (2011 - $7,377). During the year ended December 31, 2012, there were no additions to the capitalized Fostung property (year ended December 31, 2011 – $519,750).

Financing Activities: We intend to finance our activities by raising capital through the equity markets. There were no financing activities in 2012 or 2011.

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

Share Capital

At March 25, 2013, we had:

•	Authorized share capital of 10,000,000 (December 31, 2012 – 10,000,000,000) preferred shares with par value of $0.0001 each.
•	Authorized share capital of 200,000,000 (December 31, 2012, – 200,000,000) common shares with par value of $0.00001 each.
•	63,075,122 common shares were issued and outstanding (December 31, 2012, – 63,075,122, December 31, 2011 – 63,075,122).

Market Risk Disclosures

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes during the years ended December 31, 2012 and 2011, and the subsequent period to March 25, 2013.

Off-balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at December 31, 2012, and the subsequent period to March 25, 2013, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements.

Critical Accounting Policies

See note “2. Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in this Form 10-K.

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

Other than as disclosed below, during the years ended December 31, 2012 and 2011, and the subsequent period, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

During the year ended December 31, 2012, management fees of $31,091 (2011 - $94,000) were paid to officers of the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

During the year ended December 31, 2012, directors fees of $nil (2011 - $48,000) were paid to non-officer directors of the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

During the year ended December 31, 2012, legal fees of $67,090 (2011 - $47,312) were paid or are due to our attorney, Mr. Sierchio, who was appointed to our board effective August 26, 2010 and as our Acting Interim President and Chief Executive Officer on June 19, 2012.

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

Our exploration work program for the remainder of 2013 will focus on the Fostung property. The work may entail drilling, channel sampling, geophysical surveying, geochemical surveying and ground magnetic surveys

Recent Accounting Pronouncements

See note“2. Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in this Form 10-K.

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

The following audited consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Operations for the years ended December 31, 2012 and 2011
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012 and 2011
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011
Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Janus Resources, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Janus Resources, Inc. and Subsidiaries ("the Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Janus Resources, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
April 1, 2013

JANUS RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$513,595	$787,771
Accounts receivable	800	14,514
Prepaid expenses	7,562	-
Total current assets	521,957	802,285

Oil and gas properties
Unproven properties	537,501	530,539
Accumulated depreciation, depletion, amortization and impairment	(513,374)	(511,847)
Oil and gas properties, net	24,127	18,692
Mineral properties	519,750	519,750

Total assets	$1,065,834	$1,340,727

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$30,905	$27,843
Accounts payable - related parties	9,638	45,850
Total current liabilities	40,543	73,693

Asset retirement obligation	57,532	55,316
Total liabilities	98,075	129,009

STOCKHOLDERS' EQUITY
Preferred stock: $0.0001 par value: Authorized: 10,000,000 shares
Issued and outstanding: nil	-	-
Common stock: $0.00001 par value: Authorized: 200,000,000 shares
Issued and outstanding: 63,075,122 shares (2011: 63,075,122)	631	631
Additional paid-in capital	5,462,236	5,462,236
Accumulated deficit	(4,491,004)	(4,247,045)
Accumulated other comprehensive income (loss)	(4,104)	(4,104)
Total stockholders' equity	967,759	1,211,718
Total liabilities and stockholders' equity	$1,065,834	$1,340,727

(The accompanying notes are an integral part of these consolidated financial statements)

JANUS RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2012	2011

Revenue
Oil and gas sales	$19,494	$32,787

Expenses
Lease operating expenses	19,058	21,237
Exploration costs	13,329	227,944
Project research and development	-	36,851
General and administrative expenses	229,539	536,090
Impairment and depreciation	1,527	3,264
Total operating expenses	263,453	825,386

Operating Loss	(243,959)	(792,599)

Other income
Change in fair value of warrant liability	-	5,248,041
Gain on disposal of asset	-	2,140
Total other income	-	5,250,181

Net income (loss)	$(243,959)	$4,457,582

Earnings per share - basic and diluted
Income (loss) per common share	$(0.00)	$0.07

Weighted average shares outstanding	63,075,122	63,075,122

(The accompanying notes are an integral part of these consolidated financial statements)

JANUS RESOURCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	December 31,
	2012	2011

Net income (loss)	$(243,959)	$4,457,582
Other comprehensive loss
Foreign currency translation adjustments	-	(4,104)
Total comprehensive income (loss)	$(243,959)	$4,453,478

(The accompanying notes are an integral part of these consolidated financial statements)

JANUS RESOURCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2012 and 2011

					Accumulated
					other	Total
	Common Stock		Additional	Accumulated	comprehensive	stockholders'
	Shares	Amount	paid-in capital	earnings (deficit)	income (loss)	equity

Balance, December 31, 2010	63,075,122	$631	$5,462,236	$(8,704,627)	$-	$(3,241,760)

Net income, 2011	-	-	-	4,457,582	-	4,457,582

Other comprehensive income	-	-	-		(4,104)	(4,104)

Balance, December 31, 2011	63,075,122	631	5,462,236	(4,247,045)	(4,104)	1,211,718

Net loss, 2012	-	-	-	(243,959)	-	(243,959)

Balance, December 31, 2012	63,075,122	$631	$5,462,236	$(4,491,004)	$(4,104)	$967,759

(The accompanying notes are an integral part of these consolidated financial statements)

JANUS RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$(243,959)	$4,457,582
Adjustments to reconcile net income (loss) to
net cash flows from operating activities:
Impairment and depreciation	1,527	3,264
Accretion of asset retirement obligation	2,216	2,758
Change in fair value of warrant liability	-	(5,248,041)
Gain on disposal of assets	-	(2,140)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	13,714	(11,899)
(Increase) decrease in prepaid expenses	(7,562)	-
(Decrease) increase in accounts payable
and accrued liabilities including related party payables	(33,150)	51,018
Net cash flows from operating activities	(267,214)	(747,458)

Cash flows from investing activities:
Acquisition of oil and gas properties	(6,962)	(599)
Proceeds from disposal of oil and gas properties	-	7,377
Acquisition of mineral properties	-	(519,750)
Net cash flows from investing activities	(6,962)	(512,972)

Effect of exchange rate changes on cash and cash equivalents	-	(4,104)
Decrease in cash and cash equivalents	(274,176)	(1,264,534)
Cash and cash equivalents, beginning of period	787,771	2,052,305
Cash and cash equivalents, end of period	$513,595	$787,771

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-

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

The Company has recently incurred net operating losses and operating cash flow deficits. The Company’s accumulated deficit is $4,491,004 as of December 31, 2012. It may continue to incur losses from operations and operating cash flow deficits in the future. Management believes that the Company’s cash and cash equivalent balances, anticipated cash flows from operations and other external sources of credit will be sufficient to meet its cash requirements through December 2013 if not further. The future of the Company after December 2013 will depend in large part on its ability to successfully generate cash flows from operations and raise capital from external sources to fund operations.

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

The accounting policies followed by the Company are set out in note 2 to the audited consolidated financial statements for the year ended December 31, 2012 and have been consistently followed in the preparation of these consolidated interim financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at December 31, 2012 and 2011.

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

Costs of exploring, carrying and retaining unproven properties are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2012 and December 31, 2011, the Company did not have proven reserves. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves once proved reserves are determined to exist. The Company has not yet obtained reserve reports. See note “3. Oil and Gas Properties” for further information. At December 31, 2012 and December 31, 2011, there were no capitalized costs subject to amortization.

Oil and gas properties without estimated proved reserves are not amortized until proved reserves associated with the properties can be determined or until impairment occurs. As a result of management’s impairment analysis, the Company recorded an impairment loss of $1,527 and $3,264 during the years ended December 31, 2012 and 2011, respectively. The impairment is similar to amortization and therefore is not added to the costs of properties being amortized. See “Note 7. Fair Value Measurement” for further information.

Sales of oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

Asset Retirement Obligation

The Company records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement obligation is included in oil and gas properties in the balance sheets. The Company’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties. The asset retirement liability is allocated to operating expense using a systematic and rational method. Asset retirement obligations amounted to $57,532 and $55,316 at December 31, 2012 and December 31, 2011, respectively.

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

Earnings (Loss) Per Share

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. There were no dilutive shares outstanding for the years ended December 31, 2012, and 2011.

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

Recently Issued Accounting Standards Updates

Accounting Standards Update 2012-02: Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” allowing entities to make a qualitative evaluation about the likelihood of impairment of an indefinite-lived intangible asset to determine whether the quantitative test is required, as opposed to required annual quantitative impairment testing. The update is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company has elected to not adopt this guidance early. The implementation of this guidance is not expected to affect the Company's financial condition, results of operations, or cash flows.

Accounting Standards Update No. 2011-04: Fair Value Measurements

In May 2011, the FASB issued an update to the authoritative guidance related to fair value measurements as a result of the FASB and the IASB working together to develop common requirements for measuring faivalue and for disclosing information about fair value measurements in accordance with US GAAP and International Financial Reporting Standards (“IFRS”). The amendments will add new disclosures, with a particular focus on Level 3 measurements. The objective of these amendments is to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments in this update are to be applied prospectively. The amendments were effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the consolidated financial statements.

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

3. Oil and Gas Properties

The aggregate amount of capitalized costs relating to crude oil and natural gas producing activities and the aggregate amount of related accumulated depreciation, depletion and amortization at December 31, 2012 and December 31, 2011 were:

	December 31	December 31
	2012	2011	Change ($)
Unproven Properties	$537,501	$530,539	$6,962
Depreciation and impairment	(513,374)	(511,847)	(1,527)
Oil and gas properties, net	$24,127	$18,692	$5,435

Neither the Company, nor its partners, Leexus Oil LLC and Millennium Petro-Physics (collectively, the “Partners”), have conducted any reserve studies and after further assessment of the matter, neither the Company nor the Partners believe it to be commercially reasonable, based on production to date, to undertake the expense of conducting a reserve study. Additionally, the Company maintains only a minority working interest in each of the properties, which are actively maintained by the Partners; accordingly, the Company is not in a position to unilaterally conduct reserve studies on these properties and no reserve studies have been provided to us by the Partners. Therefore, at December 31, 2012 and December 31, 2011, there were no proved properties subject to amortization.

Properties which are not being amortized are assessed quarterly, on a property-by-property basis, to determine whether they are recorded at the lower of cost or fair market value. As a result of this analysis and lack of reserve studies, the Company recorded an impairment loss of $1,527 and $3,264 for the years ended December 31, 2012 and 2011, respectively. The impairment recognized was to bring the carrying costs of the wells to their anticipated salvage value since most of the wells are approaching end of life unless additional capital investments are made. The impairment is similar to amortization and therefore is not added to the cost of properties being amortized.

Costs incurred in oil and gas property acquisition, exploration and development activities for the years ended December 31, 2012 and 2011 were:

	December 31,
	2012	2011
Beginning balance, net	$18,692	$26,593
Unproven Properties:
Acqusisition costs	-	-
Exploration Costs	-	(5,249)
Development costs	6,962	612
Impairment of properties	(1,527)	(3,264)
Ending balance, net	$24,127	$18,692

The table below shows the results of operation for the Company’s oil and gas producing activities for the years ended December 31, 2012 and 2011. All production is within the continental United States.

	For the years ended December 31,
	2012	2011
Revenue
Oil	$17,035	$25,605
Gas	2,459	7,182
Total Revenue	19,494	32,787

Expenses
Production	17,715	19,176
Production taxes	1,343	2,061
Impairment	1,527	3,264
Total expenses	20,585	24,501
Results of operations	$(1,091)	$8,286

Asset Retirement Obligation

The following table summarizes the activity for the Company’s asset retirement obligations:

	December 31,
	2012	2011
Asset retirement obligations, beginning of period	$55,316	$52,558
Accretion expense	2,216	2,758
Asset retirement obligations, end of period	57,532	55,316
Less: current portion	-	-
Long-term asset retirement obligations, end of period	$57,532	$55,316

4. Mineral Properties and Exploration Expenses

Foster Township, Sudbury, Ontario, Canada - Fostung Tungsten Property

a)
On June 8, 2011, pursuant to an asset purchase agreement, the Company paid CAD $500,000 in cash for the acquisition of EMC Metals Corp.’s 100% leasehold interest in two mining leases known as the Fostung tungsten property. The Fostung tungsten property consists of two contiguous claim blocks of 30 claims totaling 485 hectors. The nine claims covered by Mining Lease 108592 (“Lease One”) expire on October 31, 2031. The twenty one claims covered by Mining Lease 108847 (“Lease Two”) have been extended by the Ministry of Northern Development, Mines and Forestry (“MNDMF”) through March 31, 2032. The Fostung property is located in Foster Township, Sudbury Mining Division, Ontario, Canada. It is approximately 8 kilometers southeast of the town of Espanola and 70 kilometers west-southwest of the town of Sudbury. An excellent all-weather gravel road extends from Espanola, crossing the property and providing access to the west bay of Lake Panache. A production bonus in the amount of CAD $500,000 is payable to Breakwater Resources Ltd. by the Company within thirty business days following the commencement of commercial production from the property. A 1% net smelter return royalty on the property is also payable to Breakwater Resources Ltd. by the Company. No capitalized costs have been amortized as of December 31, 2012. The Company did not incur any impairment of these capitalized costs through December 31, 2012.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis in the Company’s Balance Sheet. The following methods and assumptions were used to estimate the fair values:

Oil and Gas Properties. Oil and gas properties which are not being amortized are assessed quarterly, on a property-by-property basis, to determine whether they are recorded at the lower of cost or fair market value. In determining whether such costs should be impaired, the Company evaluates historical experience, current drilling results, lease expiration dates, current oil and gas industry conditions, international economic conditions, capital availability, and available geological and geophysical information. Given the unobservable nature of the inputs, the measurement of fair value is deemed to use Level 3 inputs. The impairment is included in operating costs. See Note 3 for a summary of changes in capitalized costs of oil and gas properties.

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

The following tables presents the Company’s financial assets and liabilities, which were accounted for at fair value on a non-recurring basis as of December 31, 2012 and 2011, by level within the fair value hierarchy.

	December 31, 2012
	Level 1	Level 2	Level 3	Total
ASSETS
Oil and gas properties, net	$-	$-	$24,127	$24,127

LIABILITIES
Asset retirement obligation	$-	$-	$57,532	$57,532

	December 31, 2011
	Level 1	Level 2	Level 3	Total
ASSETS
Oil and gas properties, net	$-	$-	$18,692	$18,692

LIABILITIES
Asset retirement obligation	$-	$-	$55,316	$55,316

6. Stockholders’ Equity

The Company’s stock option plan expired in 2011. Accordingly, the Company did not grant any stock option awards during the years ended December 31, 2012 and 2011.

7. Commitments and Contingencies

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

8. Related Party Transactions

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

For the years ended December 31, 2012 and 2011, fees of $31,091 and $97,000 were paid or are due to officers of the Company. Included in accounts payable - related parties at December 31, 2012 is $7,200 (December 31, 2011 - $nil) for management fees.

For the years ended December 31, 2012 and 2011, directors fees of $nil and $48,000 were paid to non-officer directors of the Company.

For the years ended December 31, 2012 and 2011, legal fees of $67,090 and $47,312 were paid or are due to a company controlled by our attorney, Mr. Sierchio. Included in accounts payable - related parties at December 31, 2012 is $2,438 (December 31, 2011 - $7,850) for legal fees.

9. Income Taxes

There is no current or deferred tax expense for 2012 and 2011, due to the Company’s loss position. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a full valuation allowance against the deferred tax asset. The income tax effect, utilizing a 34% income tax rate, of temporary differences comprising the deferred tax assets and deferred tax liabilities is a result of the following at December 31:

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$1,852,000	$1,768,000
Oil and gas properties	106,000	109,000
	1,958,000	1,877,000

Valuation allowance	(1,958,000)	(1,877,000)
Net deferred tax assets	$-	$-

The 2012 increase in the valuation allowance was $81,000 (2011: $266,000).

The Company has available net operating loss carryforwards of approximately $5,440,000 for tax purposes to offset future taxable income which expires commencing 2013 through to the year 2032. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period. The tax years 2009 through 2012 remain open to examination by federal agencies and other jurisdictions in which it operates.

A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for the years ended December 31 follows:

	2012	2011

Statutory federal income tax rate	34%	(34%)
Non-taxable losses (gains)	0%	(40%)
Valuation allowance	(34%)	6%
	0%	0%

10. Subsequent Events

Advisory Board Appointment

On February 15, 2013, the Company entered into an Agreement with Kenneth Kirkland, Ph.D. pursuant to which Dr. Kirkland will serve as an advisor to the Company as a member of the Company’s Advisory Board. The Agreement provides for a monthly fee of $2,000. The Agreement may be terminated by either party with a five day notice.

Sale of Oil and Gas Working Interests

On February 18, 2013, the Company completed the sale of its working interest in the Onnie Ray #1, Haile #1, Pearce #1 and Stahl #1 oil wells. The Company entered into an Assignment Agreement with Leexus Oil LLC, the wells operator, whereby the Company assigned its right, title and interest in the oil, gas and mineral leases and the oil and gas wells. Payment for the assignment was the assumption of all outstanding liabilities and assumption of all future payments for any and all work performed on the wells.

On February 19, 2013, the Company completed the sale of its working interest in the Cooke #6 well. The Company entered into an Assignment Agreement with Millennium Petro-Physics, the well operator, whereby the Company assigned its right, title and interest in the oil, gas and mineral leases and the oil and gas wells. Payment for the assignment was $3,000 cash.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2012, that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation, management, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations.

Based on this evaluation, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

There were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), or in factors that could materially affect internal controls, during the quarter ended December 31, 2012, or subsequent to the date that management completed their evaluation, that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table and text set forth the names and ages of all directors and executive officers of our company as of March 25, 2013. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships between or among the directors, executive officers or persons nominated or charged by our company to become directors or executive officers. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve by the Board of Directors. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Position	Director / Officer Since
Joseph Sierchio	64	Acting Interim President, Chief Executive Officer, and Director	Director: August 2010 Officer: June 2012
Janet Bien	49	Chief Financial Officer	June 2012

Former Officers and Directors

Effective as of January 12, 2012, Mr. Antonio Cacace resigned from the positions of President, Chief Executive Officer, Chief Financial Officer and Director of the Company and Mr. Derek Cooper was appointed to the positions of President, Chief Executive Officer, Chief Financial Officer and Director of the Company. Effective as of June 18, 2012, Mr. Derek Cooper resigned as President, Chief Executive Officer, Chief Financial Officer, Secretary and a director of the Company. Effective as of October 22, 2012, Mr. David Jenkins resigned as a director of the Company.

Set forth below are the names of all directors and executive officers, all positions and offices with us held by each person, the period during which each has served as such, the principal occupations and employment of such persons during at least the last five years, and other director positions held currently or during the last five years:

Mr. Joseph Sierchio

Mr. Sierchio is our Acting Interim President, Chief Executive Officer and a director. Since 1975, Mr. Sierchio has practiced corporate and securities law in New York City, representing and offering counsel to domestic and foreign corporations, investors, entrepreneurs, and public and private companies in the United States, Canada, United Kingdom, Germany, Italy, Switzerland, Australia, and Hong Kong. Mr. Sierchio is admitted in all New York state courts and federal courts in the Eastern, Northern, and Southern Districts of the State of New York as well as the federal Court of Appeals for the Second Circuit. Mr. Sierchio earned his Doctor of Law degree at Cornell University Law School in 1974, and a Bachelor of Arts degree, with Highest Distinction in Economics, from Rutgers College at Rutgers University, in 1971. Mr. Sierchio is also a member of Sierchio & Company, LLP. Mr. Sierchio serves as a director of a number of privately held and public companies, including, HepaLife Technologies, Inc. and New Energy Technologies, Inc. and Ceres Ventures, Inc. Mr. Sierchio was invited to join the Board of Directors due to his extensive experience representing public companies with respect to finance, contract, governance and compliance matters and general business development.

Ms. Janet Bien

Ms. Bien is our Chief Financial Officer. Ms. Bien earned her Bachelor of Arts in Business Administration and Finance from Washington State University in 1985 and her Accounting Degree from the University of Washington in 1989. In 1989 Ms. Bien began practicing as a Certified Public Accountant (“CPA”) while working at Ernst & Young in both the Seattle and San Jose offices where she worked for seven years. In addition to her experience with Ernst & Young as a CPA, Ms. Bien has worked for both Arthur Anderson and Ernst & Young as a Management Consultant. Ms. Bien has 20 years of experience in finance and business process improvement. From 2001 to 2004, Ms. Bien worked at AT&T Wireless as an Internal Auditor and Business Process Management Consultant developing business process improvement and reporting directly to Senior Management and the Board’s Audit Committee. Since 2005, Ms. Bien has been working as an independent consultant functioning as a Controller to small public companies and preparing SEC reporting documentation.

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

The Board and Board Meetings

Our Board of directors consists of one member. Directors serve for a term of one year and stand for election at our annual meeting of stockholders. Pursuant to our Bylaws, any vacancy occurring in the Board of directors, including a vacancy created by an increase in the number of directors, may be filled by the stockholders or by the affirmative vote of a majority of the remaining directors though less than a quorum of the Board of directors. A director elected to fill a vacancy shall hold office only until the next election of directors by the stockholders. If there are no remaining directors, the vacancy shall be filled by the stockholders.

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

During the year ended December 31, 2012, the Board held a total of [four] ([4]) meetings. All members of the Board attended all meetings of the Board.

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

Nominating Committee

The Board does not currently have a standing Nominating Committee. All nominating functions are handled directly by the full Board of Directors, which the Board believes is the most effective and efficient approach, based on the size of the Board and our current and anticipated operations and needs. As outlined above in selecting a qualified nominee, the Board considers such factors as it deems appropriate which may include: the current composition of the Board; the range of talents of the nominee that would best complement those already represented on the Board; the extent to which the nominee would diversify the Board; the nominee’s standards of integrity, commitment and independence of thought and judgment; and the need for specialized expertise.

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

Compliance with Section 16(a) of the Exchange Act

Pursuant to Section 16(a) of the Exchange Act of 1934, our executive officers and directors in addition to any person who owns more than 10% of our common stock are required to report their ownership of our common stock and changes to such ownership with the SEC. Based on a review of such reports and information provided to us, we believe that during the most recent fiscal year our executive officers and directors have complied with applicable filing requirements under Section 16(a), Based solely upon a review of the copies of the forms furnished to us, we believe that during fiscal 2012, the Section 16(a) filing requirements applicable to our directors and executive officers were satisfied.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our officers, directors and employees, including our Chief Executive Officer and Chief Financial Officer, which complies with the requirements of the Sarbanes-Oxley Act of 2002 and applicable FINRA listing standards. Accordingly, the Code of Ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, timely, accurate and clear public disclosures, compliance with all applicable laws, rules and regulations, the prompt internal reporting of violations of the Code of Ethics, and accountability.

Corporate Governance

We have adopted Corporate Governance Guidelines applicable to our Board of Directors.

Board Leadership Structure

We currently have only two executive officers and one director. Our Board of Directors has reviewed the Company’s current Board leadership structure — which consists of a President, Chief Executive Officer, a Chief Financial Officer and no Chairman of the Board — in light of the composition of the Board, the Company’s size, the nature of the Company’s business, the regulatory framework under which the Company operates, the Company’s stockholder base, the Company’s peer group and other relevant factors, and has determined that this structure is currently the most appropriate Board leadership structure for our company. Nevertheless, the Board intends to carefully evaluate from time to time whether our Chief Executive Officer and Chairman positions should be combined based on what the Board believes is best for us and our stockholders.

Board Role in Risk Oversight

Risk is inherent in every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including strategic risks, enterprise risks, financial risks, and regulatory risks. While our management is responsible for day to day management of various risks we face, the Board of Directors, as a whole, is responsible for evaluating our exposure to risk and to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. The Board reviews and discusses policies with respect to risk assessment and risk management. The Board also has oversight responsibility with respect to the integrity of the Company’s financial reporting process and systems of internal control regarding finance and accounting, as well as its financial statements.

Director Independence

Our securities are not listed on a U.S. securities exchange and, therefore, is not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, at this time, after considering all of the relevant facts and circumstances, our Board of Directors has determined that none of its directors are independent from the Company’s management and qualify as “independent director” under the standards of independence under the applicable FINRA listing standards. Upon the Company’s listing on any national securities exchange or any inter-dealer quotation system, it will elect such independent directors as is necessary under the rules of any such securities exchange.

Communications with the Board of Directors

Stockholders who wish to communicate with the Board of Directors may do so by addressing their correspondence to the Board of Directors at Janus Resource, Inc. 430 Park Avenue, Suite 702, New York, NY 10022.

The Board of Directors has approved a process pursuant to which the President reviews and forward correspondence to the appropriate director or group of directors for response.

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

We do not pay director compensation to directors who are also employees. All non-employee directors are paid a director’s fee. Directors are entitled to participate in, and have been issued options under, our Stock Plan. We also reimburse directors for any actual expenses incurred to attend meetings of the Board.

We reimburse our directors for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. We do not pay director compensation to directors who are also employees. All non-employee directors are paid a director’s fee. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. Directors are entitled to participate in, and have been issued options under, our Stock Plan. We also reimburse directors for any actual expenses incurred to attend meetings of the Board.

On August 26, 2010, the Company appointed Messrs. David Jenkins and Joseph Sierchio to the Board of Directors in order to fill the vacancies created by the resignations of Messrs. Jeet Sidhu and Christian Hudson, at the time we agreed to pay Messrs. Jenkins and Sierchio a monthly fee of $2,000 each for their services.

The following table reports all compensation we paid to non-employee directors during the last three fiscal years.

Name		Fees earned or paid in cash (1)	Stock awards Aggregate Grant Date Fair Value		Option awards Aggregate Grant Date Fair Value		Non-equity incentive plan compensation		Nonqualified Deferred compensation earnings		All other compensation (2)		Total

David Jenkins	2012	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
	2011	24,000	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil		$24,000
	2010	10,000	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil		$10,000
Joseph Sierchio	2012	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
	2011	24,000	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil		$24,000
	2010	10,000	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil		$10,000
Jeet Sidhu	2012	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
	2011	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
	2010	Nil	$	Nil	$	Nil	$	Nil	$	Nil		$(12,045)		$(12,045)
Christian Hudson	2012	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
	2011	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
	2010	Nil	$	Nil	$	Nil	$	Nil	$	Nil		$(12,044)		$(12,044)

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

The responsibility for establishing, administering and interpreting our policies governing the compensation and benefits for our executive officers lies with our Board of Directors. In administering their responsibilities for determining executive compensation, the Board has not retained the services of any compensation consultants.

The goals of our executive compensation program are to attract, motivate and retain individuals with the skills and qualities necessary to support and develop our business within the framework of our small size and available resources. In 2012, we designed our executive compensation program to achieve the following objectives:

•	attract and retain executives experienced in developing and delivering products such as our own;
•	motivate and reward executives whose experience and skills are critical to our success;
•	reward performance; and
•	align the interests of our executive officers and stockholders by motivating executive officers to increase stockholder value.

The following table and descriptive materials set forth information concerning compensation earned for services rendered to the Company by: the President; the Chief Executive Officer (“CEO”); the Chief Financial Officer (“CFO”); and the three other most highly-compensated executive officers other than the CEO and CFO who were serving as executive officers of the Company during the last three fiscal years (“Named Executive Officers”).

Name and principal position (a)	Year December 31, (b)	Salary/ consulting fee ($) (c)	Bonus ($) (d)	Stock awards ($) (e)	Option awards ($) (f)	Non-equity incentive plan compensation ($) (g)	Non-qualified deferred compensation earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)

Antonino Cacace (1) President, CEO and Director	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2011	94,000	Nil	Nil	Nil	Nil	Nil	Nil	94,000
	2010	15,000	Nil	Nil	Nil	Nil	Nil	Nil	15,000
Derek Cooper (2) President, CEO and Director	2012	16,691	Nil	Nil	Nil	Nil	Nil	Nil	16,691
	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2010	20,000	Nil	Nil	Nil	Nil	Nil	(12,047)	7,953
Joseph Sierchio (3) Acting Interim President, Chief Executive Officer, and Director	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) Management consulting fee represents fees we paid to our President, CEO, and CFO. Effective August 27, 2010, Mr. Cacace’s annual salary to serve as a member of our Board of Directors and to serve as our President and CEO and CFO was $36,000 annually, payable in monthly installments of approximately $3,000. There was no written agreement between us and Mr. Cacace regarding this arrangement. On January 12, 2012, Mr. Cacace resigned from his positions with the Company. On January 12, 2012, Mr. Derek Cooper was appointed as our President, CEO, CFO and Director of the Company.

(2) On August 27, 2010, Mr. Cooper resigned from this positions with the Company. At the time of his separation, certain of Mr. Cooper’s outstanding stock options were fully vested and exercisable. The unvested stock options were immediately cancelled and the stock compensation expense of $16,710 that we had recognized in relation to these unvested options was reversed to general and administrative expenses. For the years ended December 31, 2010 and 2009, we incurred ($12,047) and $14,474, respectively, as stock compensation expense (benefit) related to options granted to Mr. Cooper. On January 12, 2012, Mr. Cooper was appointed as our President, CEO, CFO and Director of the Company and on June 18, 2012, Mr. Cooper resigned from his positions with the Company.

(3) On June 19, 2012, Mr. Joseph Sierchio was appointed as our Acting Interim President and CEO; he has served as a Director of the Company since August 26, 2010. Mr. Sierchio is not compensated for his service to the Company, but we retain Sierchio & Company, LLP, a law firm of which Mr. Sierchio is the managing partner, to provide us with legal services. For information regarding fees paid to Sierchio & Company, LLP, please refer to “Item 13. Certain Relationships and Related Transactions, and Director Independence,” below.

We maintain an “at-will” employment agreement with Ms. Bien, our CFO, pursuant to which she is paid a monthly salary of $2,400. Our entire Board of Directors sets the current year compensation levels of each of the above named Executive Officers.

Options/SAR Grants Table

During the years ended December 31, 2012 and 2011, stock-based compensation expense (benefit) of $0 was recognized as general and administrative expenses. As of December 31, 2012 and 2011, the Company had no unrecognized compensation cost related to unvested stock options as there were no stock options outstanding.

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

At December 31, 2012 we had 0 (2011 – 0) stock purchase options outstanding.

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

Employment Contracts

We maintain an “at-will” employment agreement with Ms. Bien, our CFO. Our entire Board of Directors sets the current year compensation levels of each of the above named Executive Officers.

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

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 25, 2013, by each person (or group of affiliated persons) who is known by us to beneficially own 5% or more of our common stock; our directors; our named executive officers; and our directors and executive officers as a group. As at March 25, 2013, 63,075,122 shares of our common stock were issued and outstanding.

The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person's address is c/o our principal office address (unless otherwise indicated) at 430 Park Avenue, Suite 702, New York, NY 10022.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock
Kalen Capital Corporation (1)
1628 West 1st Avenue, Suite 216
Vancouver, BC V6J 1G1	29,264,800	46.4%
Joseph Sierchio	500,000	*
Janet Bien	-Nil-	*
All directors and executive officers as a group (two persons)	500,000	*	%

* Less than 1%.

(1) Kalen Capital Corporation is a private corporation, the sole shareholder of which is Harmel S. Rayat; Mr. Rayat was our former Chief Executive Officer, Chief Financial Officer, Secretary and director. Mr. Rayat resigned from his positions with us on September 12, 2008.

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

Transactions with Related Persons

Other than as disclosed below, during the fiscal years ended December 31, 2012 and 2011, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

There have been no transactions or proposed transactions with officers and directors during the last two years to which we are a party except as follows:

During the year ended December 31, 2012, management consulting fees of $31,091 (2011 - $97,000) were paid or are due to officers of the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

During the year ended December 31, 2012, directors fees of $nil (2011 - $48,000) were paid to non-officer directors of the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

During the year ended December 31, 2012, legal fees of $67,090 (2011 - $47,312) were paid or are due to our attorney, Mr. Sierchio, who was appointed to our board effective August 26, 2010 and as our Acting Interim President and Chief Executive Officer on June 19, 2012.

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

Audit Fees:

The aggregate fees billed and expected to be billed for professional services by Peterson Sullivan LLP for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our Form 10-Q (17 CFR 249.308b) or services that were normally provided by the accountant in connection with statutory and regulatory filings or engagements for the 2012 fiscal year are $26,171 (2011 - $26,247).

Audit-Related Fees:

The aggregate fees billed to us for assurance and related services by Peterson Sullivan LLP that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under audit fees for fiscal 2012 were $0 (2011 - $0).

Tax Fees:

The aggregate fees billed to us for professional services by Peterson Sullivan LLP for tax compliance for fiscal 2012 were $1,888 (2011 - $2,403).

All Other Fees:

The aggregate fees billed to us for products and services provided by Peterson Sullivan LLP, other than reported under Audit Fees, Audit-Related Fees and Tax Fees for fiscal 2012 were $0 (2011 - $0).

The Board of Directors feels that the services rendered by Peterson Sullivan LLP were compatible with maintaining the principal accountant’s independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as a part of this Form 10-K:

1.	Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets as of December 31, 2012 and 2011
•	Statements of Operations for the years ended December 31, 2012 and 2011
•	Statements of Stockholders’ Equity for the years ended December 31, 2012 and 2011
•	Statements of Cash Flows for the years ended December 31, 2012 and 2011
•	Notes to Financial Statements

2.	Financial Statement Schedules

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

Janus Resources, Inc.

By:	/s/ Janet Bien
Name:	Janet Bien
Title	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Sierchio	Acting Interim President, Chief Executive Officer,	April 1, 2013
Joseph Sierchio	Principal Executive Officer and Director

/s/ Janet Bien	Chief Financial Officer, Principal Financial	April 1, 2013
Janet Bien	Officer, Principal Accounting Officer

Exhibit Index

Exhibit No.	Description of Exhibit

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

10.5	At-Will Executive Services Agreement dated June 27, 2012 between Janet Bien and Janus Resources, Inc., SEC file number 000-30156-1294428.

14.1	Code of Ethics, incorporated by reference and included in the Company’s Form 10-K file on April 15, 2009, SEC file number 000-30156-09750383.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*

32.1*	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
__________
* Filed here within.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Janus Resources, Inc.

By:	/s/ Janet Bien
Name:	Janet Bien
Title	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Sierchio	Acting Interim President, Chief Executive Officer,	April 1, 2013
Joseph Sierchio	Principal Executive Officer and Director

/s/ Janet Bien	Chief Financial Officer, Principal Financial	April 1, 2013
Janet Bien	Officer, Principal Accounting Officer