Form 10-Q
period 2013-03-31
Janus Resources, Inc.
filed 2013-05-15
CIK 1016708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 15, 2013, the registrant had 63,075,122 shares of its common stock, par value $0.00001 per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

JANUS RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$490,050	$513,595
Accounts receivable	-	800
Prepaid expenses	-	7,562
Total current assets	490,050	521,957

Oil and gas properties
Unproven properties	-	537,501
Accumulated depreciation, depletion, amortization and impairment	-	(513,374)
Oil and gas properties, net	-	24,127
Mineral properties	519,750	519,750

Total assets	$1,009,800	$1,065,834

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$22,415	$30,905
Accounts payable - related parties	40,661	9,638
Total current liabilities	63,076	40,543

Asset retirement obligation	-	57,532
Total liabilities	63,076	98,075

STOCKHOLDERS' EQUITY
Preferred stock: $0.0001 par value: Authorized: 10,000,000 shares,
Issued and outstanding: nil	-	-
Common stock: $0.00001 par value: Authorized: 200,000,000 shares,
Issued and outstanding: 63,075,122 shares (2012: 63,075,122)	631	631
Additional paid-in capital	5,462,236	5,462,236
Accumulated deficit	(4,512,039)	(4,491,004)
Accumulated other comprehensive loss	(4,104)	(4,104)
Total stockholders' equity	946,724	967,759
Total liabilities and stockholders' equity	$1,009,800	$1,065,834

(The accompanying notes are an integral part of these consolidated financial statements)

JANUS RESOURCES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31,
	2013	2012

Revenue
Oil and gas sales	$-	$6,053

Expenses
Lease operating expenses	-	5,025
Exploration costs	-	3,138
General and administrative expenses	70,372	80,812
Impairment and depreciation	-	331
Total operating expenses	70,372	89,306

Operating Loss	(70,372)	(83,253)

Other income
Gain on disposal of oil and gas properties	49,337	-
Total other income	49,337	-

Net loss	$(21,035)	$(83,253)

Earnings per share - basic and diluted
Loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	63,075,122	63,075,122

(The accompanying notes are an integral part of these consolidated financial statements)

JANUS RESOURCES, INC.
CONSOLIDATED STATEMENT COMPREHENSIVE LOSS
(unaudited)

	For the Three Months Ended March 31,
	2013	2012

Net loss	$(21,035)	$(83,253)
Other comprehensive loss
Foreign currency translation adjustments	-	(769)
Total comprehensive loss	$(21,035)	$(84,022)

(The accompanying notes are an integral part of these consolidated financial statements)

JANUS RESOURCES, INC.
CONSOLIDATED STATEMENT STOCKHOLDER’S EQUITY
(unaudited)

					Accumulated
					other	Total
	Common Stock		Additional	Accumulated	comprehensive	stockholders'
	Shares	Amount	paid-in capital	(deficit)	(loss)	equity

Balance, December 31, 2011	63,075,122	$631	$5,462,236	$(4,247,045)	$(4,104)	$1,211,718

Net loss, December 31, 2012	-	-	-	(243,959)	-	(243,959)

Balance, December 31, 2012	63,075,122	631	5,462,236	(4,491,004)	(4,104)	967,759

Net loss, March 31, 2013	-	-	-	(21,035)	-	(21,035)

Balance, March 31, 2013	63,075,122	$631	$5,462,236	$(4,512,039)	$(4,104)	$946,724

(The accompanying notes are an integral part of these consolidated financial statements)

JANUS RESOURCES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(21,035)	$(83,253)
Adjustments to reconcile net loss to
net cash flows from operating activities:
Impairment and depreciation	-	331
Accretion of asset retirement obligation	-	729
Gain on disposal of oil and gas properties	(49,337)	-
Changes in operating assets and liabilities:
Decrease (increase) in receivables	800	6,752
Decrease (increase) in prepaid expenses	7,562	(10,200)
(Decrease) increase in accounts payable
and accrued liabilities including related party payables	35,465	(40,056)
Net cash flows from operating activities	(26,545)	(125,697)

Cash flows from investing activities:
Proceeds from disposal of oil and gas properties	3,000	-
Net cash flows from investing activities	3,000	-

Effect of exchange rate changes on cash and cash equivalents	-	(769)
Decrease in cash and cash equivalents	(23,545)	(126,466)
Cash and cash equivalents, beginning of period	513,595	787,771
Cash and cash equivalents, end of period	$490,050	$661,305

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements)

JANUS RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Nature and Continuance of Operations

Janus Resources, Inc. (formerly Entheos Technologies, Inc.) (the “Company”, “we”, “us”, and “our”) is in the business of locating, acquiring, exploring and, if warranted, developing both mineral exploration properties and oil and gas properties. The Company pursues oil and gas prospects in partnership with oil and gas companies with exploration, development and production expertise. Prior to February 2013 the Company had non-operating, minority working interests in oil and gas properties. The properties were sold on February 18 and 19, 2013. On June 8, 2011, the Company completed the acquisition of the Fostung tungsten property, located in Foster Township, Sudbury, Ontario, Canada.

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

The Company has recently incurred net operating losses and operating cash flow deficits. The Company’s accumulated deficit is $4,512,039 as of March 31, 2013. It may continue to incur losses from operations and operating cash flow deficits in the future. Management believes that the Company’s cash and cash equivalent balances, anticipated cash flows from operations and other external sources of credit will be sufficient to meet its cash requirements for the next twelve months if not further. The future of the Company after March 2014 will depend in large part on its ability to successfully generate cash flows from operations and raise capital from external sources to fund operations.

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

In management’s opinion, the unaudited consolidated financial statements contained herein reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of our financial position, results of operations, and cash flows on a basis consistent with that of our prior audited consolidated financial statements. The Company has evaluated information about subsequent events that became available to them through the date the financial statements were issued. This information relates to events, transactions or changes in circumstances that would require us to adjust the amounts reported in the financial statements or to disclose information about those events, transactions or changes in circumstances. However, the results of operations for interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements including the notes thereto for the year ended December 31, 2012, which may be found under the Company’s profile on EDGAR.

The accounting policies followed by the Company are set out in Note 2 to the audited consolidated financial statements for the year ended December 31, 2012 and have been consistently followed in the preparation of these consolidated interim financial statements.

Principles of Consolidation

These interim consolidated financial statements have been prepared in accordance with US GAAP and include the accounts of the Company and its wholly-owned subsidiaries, Fostung Resources, Limited (“Fostung”) and Entheos Energy, Inc. (“Entheos”). Collectively, they are referred to herein as “the Company.” All significant intercompany transactions and balances have been eliminated. Fostung was formed on incorporated on May 10, 2011, in Ontario Canada. Entheos was incorporated under the laws of the State of Nevada on October 5, 2000.

Applicable Accounting Guidance

Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative non-governmental United States GAAP as found in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates include the determination of impairment of mineral properties, valuation allowances for future income tax assets, fair value of non-cash stock-based compensation, common stock warrants and reclamation and environmental obligations. Actual results, as determined by future events, may differ from these estimates. Management’s judgments and estimates in these areas are based on information available from both internal and external sources, including engineers, geologists, consultants and historical experience in similar matters.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at March 31, 2013 and December 31, 2012.

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

Costs of exploring, carrying and retaining unproven properties are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at March 31, 2013 and December 31, 2012, the Company did not have proven reserves. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves once proved reserves are determined to exist. The Company did not establish proved reserves for oil and gas properties during the periods presented and as such did not record amortization.

Oil and gas properties without estimated proved reserves are assessed for impairment at each reporting date. As a result of management’s impairment analysis, the Company recorded an impairment loss of $nil and $331 during the three month periods ended March 31, 2013 and 2012, respectively.

Sales of oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. On February 18, 2013 and February 19, 2013 the Company sold its interests in all of its oil and gas properties. During the three month period ended March 31, 2013, a gain of $49,337 was recognized in income as there are no longer any oil and gas capitalized costs.

Asset Retirement Obligation

The Company records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement obligation is included in oil and gas properties in the balance sheets. The Company’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties. The asset retirement liability is allocated to operating expense using a systematic and rational method. Asset retirement obligations amounted to $nil and $57,532 at March 31, 2013 and December 31, 2012, respectively. See “Note 3. Oil and Gas Properties” for further discussion.

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

Earnings (Loss) Per Share

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. There were no dilutive shares outstanding for the three month period ended March 31, 2013 and 2012.

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

Related Party Transactions

A related party is generally defined as (i) any person who holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone who directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See “Note 6. Related Party Transactions” for further discussion.

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

Recently Issued Accounting Standards Updates

Accounting Standards Update 2012-02: Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” allowing entities to make a qualitative evaluation about the likelihood of impairment of an indefinite-lived intangible asset to determine whether the quantitative test is required, as opposed to required annual quantitative impairment testing. The update is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not affect the Company's financial condition, results of operations, or cash flows.

3. Oil and Gas Properties

On February 18, 2013, we completed the sale of our working interest in the Onnie Ray #1, Haile #1, Pearce #1 and Stahl #1 oil wells. We entered into an Assignment Agreement with Leexus Oil LLC, the wells operator, whereby the Company assigned its right, title and interest in the oil, gas and mineral leases and the oil and gas wells. Consideration for the assignment was the assumption of all outstanding liabilities and assumption of all future payments for any and all work performed on the wells.

On February 19, 2013, we completed the sale of our working interest in the Cooke #6 well. We entered into an Assignment Agreement with Millennium Petro-Physics, the well operator, whereby we assigned the right, title and interest in the oil, gas and mineral leases and the oil and gas wells. Consideration for the assignment was $3,000 cash.

The carrying amount of the oil and gas properties was $24,127 on the date of disposal. The related asset retirement obligation amounted to $57,532 and liabilities assumed amounted to $12,932. Including the $3,000 cash received, the Company recognized a gain of $49,337 during the three months ended March 31, 2013 as a result of the disposal.

The aggregate amount of capitalized costs relating to crude oil and natural gas producing activities and the aggregate amount of related accumulated depreciation, depletion and amortization at March 31, 2013 and December 31, 2012 were:

	March 31	December 31
	2013	2012	Change ($)
Unproven Properties	$-	$537,501	$(537,501)
Depreciation and impairment	-	(513,374)	513,374
Oil and gas properties, net	$-	$24,127	$(24,127)

There were no material costs incurred in oil and gas property acquisition, exploration and development activities for the three month periods ended March 31, 2013 and 2012.

Due to the 40 to 60 day lead-time for receiving financial results of well operating activities, the effective date of the sale to Leexus Oil LLC and Millennium Petro-Physics was January 1, 2013. Accordingly, we had no revenue, operating expenses or impairment charges for the three month period ended March 31, 2013.

Asset Retirement Obligation

The following table summarizes the activity for the Company’s asset retirement obligations:

	March 31,	December 31,
	2013	2013
Asset retirement obligations, beginning of period	$57,532	$55,316
Accretion expense	-	2,216
Liability settled upon sale of properties	(57,532)	-
Asset retirement obligations, end of period	-	57,532
Less: current portion	-	-
Long-term asset retirement obligations, end of period	$-	$57,532

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

A production bonus in the amount of CAD $500,000 is payable to Breakwater Resources Ltd. by the Company within thirty business days following the commencement of commercial production from the property. A 1% net smelter return royalty on the property is also payable to Breakwater Resources Ltd. by the Company. No capitalized costs have been amortized as of March 31, 2013. The Company did not incur any impairment of these capitalized costs through March 31, 2013.

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

On February 15, 2013, the Company entered into an Agreement with Kenneth Kirkland, Ph.D. pursuant to which Dr. Kirkland will serve as a member of the Company’s Advisory Board. The Agreement provides for a monthly fee of $2,000. The Agreement may be terminated by either party with a five day notice.

6. Related Party Transactions

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

For the three months ended March 31, 2013 and 2012, fees of $7,200 and $9,189 were paid or are due to officers of the Company. Included in accounts payable - related parties at March 31, 2013 is $4,800 (December 31, 2012 - $7,200) for management fees.

For the three month period ended March 31, 2013 and 2012, advisory board fees of $3,000 and $0 were paid to non-officer directors of the Company. Included in accounts payable – related parties at March 31, 2013 is $2,000 (December 31, 2012 - $0) for advisory fees.

For the three months ended March 31, 2013 and 2012, legal fees of $67,090 and $12,744 were paid or are due to a company controlled by our attorney, Mr. Sierchio. Included in accounts payable - related parties at March 31, 2013 is $33,862 (December 31, 2012 - $2,438) for legal fees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report filed on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading “Risk Factors and Uncertainties” in our Form 10-K filed with the SEC on April 1, 2013, and elsewhere in this report.

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

Overview

Company Overview

We are in the business of location, acquisition, exploration and, if warranted, development of mineral exploration properties.

Advisory Board Appointment

On February 15, 2013, we entered into an Agreement with Kenneth Kirkland, Ph.D. pursuant to which Dr. Kirkland will serve as a member of the Company’s Advisory Board. The Agreement may be terminated by either party with a five day notice.

Mineral Properties

We are currently concentrating our mineral property exploration activities in Canada. We are also examining data relating to the potential acquisition of other mineral exploration properties.

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

A production bonus in the amount of CAD $500,000 is payable to Breakwater Resources Ltd. by us within thirty business days following the commencement of commercial production from the property. A 1% Net Smelter Return royalty on the property is also payable to Breakwater Resources Ltd. by us. No capitalized costs have been amortized as of March 31, 2013. We did not incur any impairment of these capitalized costs through March 31, 2013.

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

Oil and Gas Properties

We pursue oil and gas prospects in partnership with oil and gas companies with exploration, development and production expertise. Prior to February 2013, we had non-operating, minority working interests in properties in La Salle County, Fayette County, Lee County and Frio County, Texas.

On February 18, 2013, we completed the sale of our working interest in the Onnie Ray #1, Haile #1, Pearce #1 and Stahl #1 oil wells. We entered into an Assignment Agreement with Leexus Oil LLC, the wells operator, whereby the Company assigned its right, title and interest in the oil, gas and mineral leases and the oil and gas wells. Consideration for the assignment was the assumption of all outstanding liabilities and assumption of all future payments for any and all work performed on the wells.

On February 19, 2013, we completed the sale of our working interest in the Cooke #6 well. We entered into an Assignment Agreement with Millennium Petro-Physics, the well operator, whereby we assigned the right, title and interest in the oil, gas and mineral leases and the oil and gas wells. Consideration for the assignment was $3,000 cash.

Neither we, nor our partners, Leexus Oil LLC and Millennium Petro-Physics (collectively, the “Partners”), had conducted any reserve studies to establish proved reserves associated with the our oil and gas properties during the time we maintained a minority working interest in the properties.

Results of Operations

In February 2013, we completed the sale of our working interests in our oil and gas properties. Due to the 40 to 60 day lead-time for receiving financial results of well operating activities, the effective date of the sale was January 1, 2103. Accordingly, we had no revenue, operating expenses or impairment charges for the three month period ended March 31, 2013.

Exploration expenses were $0 and $3,138 for the three month periods ended March 31, 2013 and 2012. Exploration expenses on the Fostung property are charged to operations as they are incurred.

Our general and administrative expenses consist primarily of personnel costs, legal costs, investor relations costs, accounting costs and other professional and administrative costs. For the three month periods ended March 31, 2013 and 2012, general and administrative expenses were $70,372 and $80,812.

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

Costs of exploring, carrying and retaining unproven properties are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, we will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. At March 31, 2013, we did not have proven reserves. Exploration activities conducted jointly with others are reflected at our proportionate interest in such activities.

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

We began 2013 with cash and cash equivalents of $513,595. At March 31, 2013, we had cash of $490,050. Total liabilities as of March 31, 2013,were $63,076 (December 31, 2012 - $98,075).

Our unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our continuation as a going concern is dependent upon the continued financial support of its shareholders, our ability to obtain necessary equity financing to continue operations, confirmation of our interest in the underlying properties, the attainment of profitable operations and/or realizing proceeds from the sale of one or more of the properties. As discussed in “Note 1” to the consolidated financial statements, we have incurred recurring operating losses since inception and used cash of $26,545 from operating activities in 2013. As at March 31, 2013, we have an accumulated deficit of $4,512,039 and working capital of $426,974, which management believes is sufficient to fund operations through at least the next twelve months, however we intend to raise additional equity (presumably through equity offerings and/or debt borrowing) as the opportunity presents itself.

Our mineral exploration properties have not commenced commercial production.

Cash Flow

Operating activities: We used cash of $26,545 for the three month period ended March 31, 2013 (2012 - $125,697). The following is a breakdown of the cash and non-cash items (i.e. transactions reflected in net loss which do not arise from cash transactions) used for operating activities, aside from the net losses in each period: Impairment and depreciation of $nil (2012 - $331); accretion of asset retirement obligation of $nil (2012 - $729);a non cash gain on the disposal of assets of $49,337 (2012 - $nil); changes in accounts receivable resulted in an increase in cash of $800 (2012 – increase in cash of $6,752); changes in prepaid expenses resulted in an increase in cash of $7,562 (2012 –decrease in cash of $10,200); changes in accounts payable and accrued expenses (including related party) resulted in an increase in cash of $35,465 (2012 –decrease in cash of $40,056) respectively.

Investing Activities: During the three month period ended March 31, 2013, there was $3,000 in cash flows from investing activities (2012 - $nil), respectively.

Financing Activities:

There were no financing activities during 2013 and 2012.

Dividends

We have neither declared nor paid any dividends on our common stock. We intend to retain our earnings to finance growth and expand our operations and do not anticipate paying any dividends on our common stock in the foreseeable future.

Share Capital

At May 15, 2013, we had:

•	Authorized share capital of 200,000,000 (December 31, 2012, – 200,000,000) common shares with par value of $0.00001 each.
•	Authorized share capital of 10,000,000 (December 31, 2012 – 10,000,000) preferred shares with par value of $0.0001 each.
•	63,075,122 common shares were issued and outstanding (December 31, 2012, – 63,075,122).

Market Risk Disclosures

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes during the three months ended March 31, 2013 and the subsequent period to May 15, 2013.

Off-balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at March 31, 2013, and the subsequent period to May 15, 2013, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements.

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

Critical Accounting Policies

See “Note 2. Significant Accounting Policies” in the Notes to the Consolidated Financial Statements included herein.

Related Party Transactions

Our proposed business may raise potential conflicts of interests between certain of our officers and directors and us. In the event that such a conflict of interest arises at a meeting of our directors, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. In appropriate cases, we will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict. From time to time, several companies may participate in the acquisition, exploration and development of natural resource properties thereby allowing for their participation in larger programs, involvement in a greater number of programs and reduction of the financial exposure with respect to any one program. It may also occur that a particular company will assign all or a portion of its interest in a particular program to another of these companies due to the financial position of the company making the assignment.

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

For the three months ended March 31, 2013 and 2012, fees of $7,200 and $9,189 were paid or are due to officers of the Company. Included in accounts payable - related parties at March 31, 2013 is $4,800 (December 31, 2012 - $7,200) for management fees and advisory fees.

For the three month period ended March 31, 2013 and 2012, advisory board fees of $3,000 and $nil were paid to non-officer directors of the Company. Included in accounts payable – related parties at March 31, 2013 is $2,000 (December 31, 2012 - $nil) for advisory fees.

For the three months ended March 31, 2013 and 2012, legal fees of $67,090 and $12,744 were paid or are due to a law firm of which Mr. Sierchio, our Acting Interim President and Chief Executive Officer, is the managing partner. Included in accounts payable - related parties at March 31, 2013 is $33,862 (December 31, 2012 - $2,438) for legal fees.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the three month period ended March 31, 2013, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that: (i) information required to be disclosed by us in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes to internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Janus’ Form 10-K filed on April 1, 2013, with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Articles of incorporation (exhibit 3.1). S-8 filing dated October 3, 2003.

3.2	Bylaws (exhibit 3.2). S-8 filing dated October 3, 2003.

10.1	Assignment Agreement between Janus Resources, Inc. and Leexus Oil LLC dated as of February 18, 2013.*

10.2	Assignment Agreement between Janus Resources, Inc. and Millennium Petro-Physics, Inc. dated as of February 19, 2013.*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension - Schema Document

101.CAL	XBRL Taxonomy Extension - Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension - Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension - Label Linkbase Document

101.PRE	XBRL Taxonomy Extension - Presentation Linkbase Document
_________
*Filed here within.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Janus Resources, Inc.
(Registrant)

Date: May 15, 2013	By:	/s/ Joseph Sierchio
Name: Joseph Sierchio
Title: Acting Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2013	By:	/s/ Janet Bien
Name: Janet Bien
Title: Chief Financial Officer
(Principal Financial Officer)