Form 10-Q
period 2013-06-30
Janus Resources, Inc.
filed 2013-08-14
CIK 1016708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-30156

JANUS RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0170247
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

430 Park Avenue, Suite 702, New York, NY	10065
(Address of principal executive offices)	(Zip Code)

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

As of August 14, 2013, the registrant had 63,075,122 shares of its common stock, par value $0.00001 per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

JANUS RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$392,171	$513,595
Prepaid expenses	-	7,562
Current assets of discontinued operations	-	800
Total current assets	392,171	521,957

Long-term assets of discontinued operations	-	24,127
Mineral properties	519,750	519,750

Total assets	$911,921	$1,065,834

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,493	$17,973
Accrued expenses - related parties	33,733	9,638
Current liabilities of discontinued operations	-	12,932
Total current liabilities	38,226	40,543

Long-term liabilities of discontinued operations	-	57,532
Total liabilities	38,226	98,075

STOCKHOLDERS' EQUITY
Preferred stock: $0.0001 par value: Authorized: 10,000,000 shares,
Issued and outstanding: nil	-	-
Common stock: $0.00001 par value: Authorized: 200,000,000 shares,
Issued and outstanding: 63,075,122 shares (2012: 63,075,122)	631	631
Additional paid-in capital	5,463,065	5,462,236
Accumulated deficit	(4,456,494)	(4,491,004)
Accumulated deficit since development stage	(129,403)	-
Accumulated other comprehensive loss	(4,104)	(4,104)
Total stockholders' equity	873,695	967,759
Total liabilities and stockholders' equity	$911,921	$1,065,834

(The accompanying notes are an integral part of these consolidated financial statements)

JANUS RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

					From February 20, 2013
					(Date of Entering
					Development
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Stage) to
	2013	2012	2013	2012	June 30, 2013

Revenue	$-	$-	$-	$-	$-

Expenses
Exploration expenses	-	8,146	-	11,284	-
General and administrative expenses	83,358	69,130	144,230	149,942	129,403
Total operating expenses	83,358	77,276	144,230	161,226	129,403

Net loss from continuing operations	(83,358)	(77,276)	(144,230)	(161,226)	(129,403)

Discontinued operations
Income / (loss) from discontinued
oil and gas operations	-	(662)	-	35	-
Gain on disposal of oil and gas operations	-	-	49,337	-	-
Income (loss) on discontinued operations	-	(662)	49,337	35	-

Net loss	$(83,358)	$(77,938)	$(94,893)	$(161,191)	$(129,403)

Earnings per share - basic and diluted
Loss per common share continuing operations	(0.00)	(0.00)	(0.00)	(0.00)
Income (loss) per common share discontinued operations	(0.00)	(0.00)	0.00	0.00
Loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	63,075,122	63,075,122	63,075,122	63,075,122

(The accompanying notes are an integral part of these consolidated financial statements)

JANUS RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT COMPREHENSIVE LOSS
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Net loss	$(83,358)	$(77,938)	$(94,893)	$(161,191)
Other comprehensive loss
Foreign currency translation adjustments	-	(135)	-	(904)
Total comprehensive loss	$(83,358)	$(78,073)	$(94,893)	$(162,095)

(The accompanying notes are an integral part of these consolidated financial statements)

JANUS RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT STOCKHOLDERS' EQUITY
(unaudited)

					Cumulative since
					February 20, 2013
					(Inception of Development	Accumulated
					Stage)	other
	Common Stock		Additional	Accumulated	Accumulated	comprehensive
	Shares	Amount	paid-in capital	deficit	deficit	(loss)	Total

Balance, December 31, 2011	63,075,122	$631	$5,462,236	$(4,247,045)	$-	$(4,104)	$1,211,718

Net loss, December 31, 2012	-	-	-	(243,959)	-	-	(243,959)

Balance, December 31, 2012	63,075,122	631	5,462,236	(4,491,004)	-	(4,104)	967,759

Stock based compensation	-	-	829	-	-	-	829

Net income (loss), June 30, 2013	-	-	-	34,510	(129,403)	-	(94,893)

Balance, June 30, 2013	63,075,122	$631	$5,463,065	$(4,456,494)	$(129,403)	$(4,104)	$873,695

(The accompanying notes are an integral part of these consolidated financial statements)

JANUS RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASHFLOWS
(unaudited)

			From February 20, 2013
			(Date of Entering
			Development
	For the Six Months Ended June 30,		Stage) to
	2013	2012	June 30, 2013

Cash flows from operating activities:
Net loss	$(94,893)	$(161,191)	$(129,403)
Adjustments to reconcile net loss to
net cash flows from operating activities:
Stock based compensation expense	829	-	829
Impairment and depreciation	-	481	-
Accretion of asset retirement obligation	-	1,468	-
Gain on disposal of oil and gas properties	(49,337)	-	-
Changes in operating assets and liabilities:
Decrease (increase) in receivables	800	9,858	800
Decrease (increase) in prepaid expenses	7,562	(7,275)	5,045
(Decrease) increase in accounts payable
and accrued expenses including related party payables	10,615	(24,797)	11,756
Net cash flows from operating activities	(124,424)	(181,456)	(110,973)

Cash flows from investing activities:
Acquisition of oil and gas properties	-	(2,754)	-
Proceeds from disposal of oil and gas properties	3,000	-	3,000
Net cash flows from investing activities	3,000	(2,754)	3,000

Effect of exchange rate changes on cash and cash equivalents	-	(904)	-
Decrease in cash and cash equivalents	(121,424)	(185,114)	(107,973)
Cash and cash equivalents, beginning of period	513,595	787,771	500,144
Cash and cash equivalents, end of period	$392,171	$602,657	$392,171

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-	$-
Income tax paid in cash	$-	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements)

JANUS RESOURCES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Nature and Continuance of Operations

Janus Resources, Inc. (the “Company”, “we”, “us”, and “our”) is in the business of developing and, if warranted, commercializing organ regeneration technologies. The Company was previously involved in the exploration and development of both mineral exploration properties and oil and gas properties. The Company sold its oil and gas properties on February 18 and 19, 2013. Effective February 19, 2013, the Company became a development stage company.

On July 29, 2013, our Board of Directors approved the disposition of our Fostung tungsten mineral properties located in Canada (the “Fostung Property”). Management is evaluating alternatives for the disposition of these mineral exploration assets. The properties may not be disposed of by sale and therefore are classified as assets held and used during the periods presented.

On July 12, 2013, we, together with our wholly owned subsidiary, Janus Acquisition Corp., a Nevada corporation (“JAC”), entered into an asset purchase agreement with Dr. Jörg Gerlach, MD, PhD, (the "Asset Purchase Agreement"), pursuant to which JAC purchased all of Dr. Gerlach’s rights, title and interest to an organ regeneration technology (collectively, the “Regeneration Technology”). The Company plans to further the development of the Regeneration Technology and, if commercially viable, bring the product to market for use in a variety of applications.

The Company has recently incurred net operating losses and operating cash flow deficits. The Company’s total accumulated deficit is $4,585,897 as of June 30, 2013. The Company does not currently generate revenues and will continue to incur losses from operations and operating cash flow deficits in the future. Management believes that the Company’s cash and cash equivalent balances, anticipated cash flows from operations and other external sources of capital will be sufficient to meet its cash requirements for the next six months. The future of the Company after December 2013 will depend in large part on its ability to successfully raise capital from external sources to fund operations.

2. Significant Accounting Policies

Basis of Presentation and Principles of Accounting

As the Company is devoting substantially all of its efforts to establishing a new business, and while planned principal operations have commenced, there has been no revenue generated from sales, license fees or royalties, and as such, the Company is considered a development stage company. Accordingly, the Company’s consolidated financial statements are presented in accordance with authoritative accounting guidance related to a development stage enterprise.

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

The accounting policies followed by the Company are set out in Note 2 to the audited consolidated financial statements for the year ended December 31, 2012 and have been consistently followed in the preparation of these interim consolidated financial statements.

Principles of Consolidation

These interim consolidated financial statements have been prepared in accordance with US GAAP and include the accounts of the Company and its wholly-owned subsidiaries, JAC, Fostung Resources, Limited (“Fostung”) and Entheos Energy, Inc. (“Entheos”). Collectively, they are referred to herein as “the Company.” All significant intercompany transactions and balances have been eliminated. JAC was incorporated under the laws of the State of Nevada on June 12, 2013. Fostung was incorporated on May 10, 2011, in Ontario Canada. Entheos was incorporated under the laws of the State of Nevada on October 5, 2000.

Applicable Accounting Guidance

Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative non-governmental US GAAP as found in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

Accounting Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results, as determined by future events, may differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at June 30, 2013 and December 31, 2012.

Research and Development Costs

The Company intends to outsource its research and development efforts and expenses related costs as incurred, including the cost of manufacturing product for testing, licensing fees and costs associated with planning and conducting clinical trials. The value ascribed to patents and other intellectual property acquired will be capitalized if or when it relates to particular research and development projects that may have alternative future uses.

Stock Options

The Company measures all stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period. The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant. The Black-Scholes pricing model requires management to make assumptions regarding option lives, expected volatility, and risk free interest rates.

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

Discontinued Operations

The assets and financial results of the Company’s oil and gas properties are being reported as discontinued operations as a result of the sale thereof in February 2013. Certain amounts reported in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income (loss). See “Note 3. Discontinued Oil and Gas Operations” for a summary of the amounts reclassified for the periods presented herein.

Earnings (Loss) Per Share

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. Potentially dilutive shares of common stock consisted of 350,000 and 350,000 common stock options for the three and six month periods ended June 30, 2013, respectively. There were no potentially dilutives shares outstanding for the three and six month periods ended June 30, 2012. During the periods presented, potentially dilutive shares of common stock were not included in the computation of dilutive loss per share as to do so would be anti-dilutive.

Foreign Currency Translation

Transactions and account balances originally stated in currencies other than the U.S. dollar have been translated into U.S. dollars as follows:

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

Comprehensive Income (Loss)

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

3. Discontinued Oil and Gas Operations

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

The carrying amount of the oil and gas properties was $24,127 on the date of disposal. The related asset retirement obligation amounted to $57,532 and liabilities assumed amounted to $12,932. Including the $3,000 cash received, the Company recognized a gain of $49,337 in the six month period ended June 30, 2013, as a result of the disposal.

The Company’s revenue, reported in discontinued operations, for the three and six months ended June 30, 2013 were $0 and $0, respectively, and for the three and six months ended June 30, 2012 were $3,462 and $9,515, respectively. The Company’s net income (loss) reported in discontinued operations for the three and six months ended June 30, 2013 was $0 and $49,337, respectively, and for the three and six months ended June 30, 2012 was $(662) and $35, respectively. The Company has not recognized any revenue nor incurred expenses with respect to its previously owned oil and gas properties since the sale of its oil and gas properties, and will not recognize any continuing cash flows with respect to these properties in future.

Assets and liabilities of discontinued operations in the accompanying balance sheets consist of the following:

December 31, 2012
Assets:
Unproven Properties	$537,501
Depreciation and impairment	(513,374)
Oil and gas properties, net	$24,127

Liabilities:
Accounts payable	$(12,932)
Asset retirement obligation	(57,532)
$(70,464)

4. Mineral Properties and Exploration Expenses

Foster Township, Sudbury, Ontario, Canada - Fostung Tungsten Property

(a)
On June 8, 2011, pursuant to an asset purchase agreement, the Company paid CAD $500,000 in cash for the acquisition of EMC Metals Corp.’s 100% leasehold interest in two mining leases known as the Fostung Property. The Fostung Property consists of two contiguous claim blocks of 30 claims totaling 485 hectors. The nine claims covered by Mining Lease 108592 expire on October 31, 2031. The twenty-one claims covered by Mining Lease 108847 have been extended by the Ministry of Northern Development, Mines and Forestry (“MNDMF”) through March 31, 2032. The Fostung Property is located in Foster Township, Sudbury Mining Division, Ontario, Canada. It is approximately 8 kilometers southeast of the town of Espanola and 70 kilometers west-southwest of the town of Sudbury. An excellent all-weather gravel road extends from Espanola, crossing the property and providing access to the west bay of Lake Panache.

A production bonus in the amount of CAD $500,000 is payable to Breakwater Resources Ltd. by the Company within thirty business days following the commencement of commercial production from the property. A 1% net smelter return royalty on the property is also payable to Breakwater Resources Ltd. by the Company. No capitalized costs have been amortized as of June 30, 2013. The Company did not incur any impairment of these capitalized costs through June 30, 2013.

(b)
The Fostung Property also consists of four unpatented mining claims, located in Foster Township in the Sudbury Mining Division, Ontario, Canada, comprised of 26 claim units, were recorded in the name of Fostung Resources Ltd. on June 7, 2011. Two of the four mining claim blocks consisting of two contiguous claims are located to the north east of the structural trend in the two contiguous claim blocks of 30 claims referred to in (a) above. Two of the four mining claim blocks consisting of two contiguous claims are located to the south west of the structural trend in the two contiguous claim blocks of 30 claims referred to in (a) above. Each of the four claims had an expiration date of June 7, 2013. On July 18, 2013, we filed an application for relief from forfeiture with the MNDMF to renew the leases. The aggregate amount required to be expended in order to renew the four claims is CAD $10,400.

5. Common Stock Options

Approval of the 2013 Long-Term Incentive Plan

On June 20, 2013, the Board of Directors (the “Board”) adopted, subject to receiving shareholder approval, the 2013 Long-Term Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the issuance of stock options of up to 20,000,000 shares (subject to adjustment) of the Company’s common stock to officers, directors, key employees and consultants of the Company and its subsidiaries. Options granted to employees under the Incentive Plan, including directors and officers who are employees, may be incentive stock options or non-qualified stock options; options granted to others under the Incentive Plan are limited to non-qualified stock options.

The Incentive Plan is administered by the Board or a committee designated by the Board. Subject to the provisions of the Incentive Plan, the Board has the authority to determine the officers, employees and consultants to whom options will be granted, the number of shares covered by each option, vesting rights and the terms and conditions of each option that is granted to them; however, no person may be granted in any of the Company’s fiscal year, options to purchase more than 2,000,000 shares under the Incentive Plan, and the aggregate fair market value (determined at the time the option is granted) of the shares with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year cannot exceed $100,000. Options granted pursuant to the Incentive Plan are exercisable no later than ten years after the date of grant.

The exercise price per share of common stock for options granted under the Incentive Plan will be the fair market value of the Company’s common stock on the date of grant, using the closing price of the Company’s common stock on the last trading day prior to the date of grant, except for incentive stock options granted to a holder of ten percent or more of the Company’s common stock, for whom the exercise price per share will not be less than 110% of the fair market value. No option can be granted under the Incentive Plan after June 20, 2023.

As of June 30, 2013, there were 19,650,000 shares available for grant.

Stock Option Activity

The following table summarizes stock option activity for the six months ended June 30, 2013.

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Balance, December 31, 2012	-	$-	-	$-
Option granted	350,000	0.72
Options cancelled	-	-
Options exercised	-	-
Balance June 30, 2013	350,000	$0.72	10	$-

Exercisable at June 30, 2013	-

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. The estimated weighted-average fair value of stock options granted during the six month period ended June 30, 2013 was approximately $0.40 per share. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding. The assumptions for volatility, expected life, dividend yield and risk-free interest rate are presented in the table below:

2013
Weighted average risk-free interest rate	0.62%
Expected life in years	10 Years
Weighted Avg Expected volatiltiy	87.1%
Expected dividend yield	$0

During the three and six month periods ended June 30, 2013, stock-based compensation expense of $829 and $829, respectively, was recognized as general and administrative expenses. There were no stock options outstanding, vested or unvested, during three and six months ended June 30, 2012, so there was no compensation expense recognized. As of June 30, 2013, the Company had $58,948 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 2.98 years.

The Company issues new shares when options are exercised.

6. Commitments and Contingencies

As part of the acquisition of the Fostung Property the Company will pay to Breakwater Resources Ltd. (i) a Production Bonus in the amount of CAD $500,000 within thirty (30) business days following the commencement of commercial production from the property and (ii) a 1% Net Smelter Return royalty.

On June 27, 2012, the Company entered into an At-Will Executive Services Agreement (the “Bien Services Agreement”) with Ms. Janet Bien, pursuant to which Ms. Bien will serve as the Company’s Chief Financial Officer. Pursuant to the Bien Services Agreement, Ms. Bien will provide the Company with services consistent with that of a Chief Financial Officer on a part-time basis, for which she will be paid a monthly fee of $2,400 and will be reimbursed for any business related expenses. The Bien Services Agreement is terminable by either the Company or Ms. Bien upon written notice with or without cause.

On February 15, 2013, the Company entered into an agreement with Kenneth Kirkland, Ph.D. (the “Kirkland AB Agreement”) pursuant to which Dr. Kirkland will serve as a member of the Company’s Advisory Board. The Kirkland AB Agreement provides for a monthly fee of $2,000 and may be terminated by either party with a five day notice. The Kirkland AB Agreement was terminated effective as of June 30, 2013.

See also “Note 7. Related Party Transactions”.

7. Related Party Transactions

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

On June 20, 2013, Mr. Joseph Sierchio, resigned as the Acting Interim President and Chief Executive Officer and remains a director; Ms. Rhonda B. Rosen was appointed to serve as the President and Chief Executive Officer and a member of our Board and entered into an employment agreement for a two year term (the “Rosen Employment Agreement”), subject to the earlier termination provisions contained therein. Pursuant to the terms of the Rosen Employment Agreement, Ms. Rosen is paid an annual salary of $120,000. In addition to Ms. Rosen’s salary, she is eligible to receive a cash bonus to be determined by our Board, in their sole discretion. The Rosen Employment Agreement also provides Ms. Rosen with a monthly stipend of no more than $1,500 to cover medical insurance premiums until such time as the Company can make available an alternative medical insurance plan.

In the event Ms. Rosen’s employment with the Company is terminated other than “For Cause,” as defined in the Rosen Employment Agreement, Ms. Rosen is eligible to receive a severance payment equal to one-half (1/2) of her monthly salary in effect on the date of termination for every one (1) month period that she has been employed by the Company after she has been employed for six (6) months pursuant to the Employment Agreement up to a maximum aggregate payment equal to three (3) monthly payments.

Subject to her entry into a non-statutory stock option agreement with us, Ms. Rosen was issued incentive stock options to purchase up to 350,000 shares of the Company’s common stock at an exercise price of $0.72 per share, the closing price of the Company’s common stock as quoted on the OTC Markets Group Inc. QB tier on June 19, 2013, pursuant to the Incentive Plan. Subject to her continued employment by the Company, 150,000 of the option shares vest in equal installments on the first, second and third anniversary of Ms. Rosen’s employment and the remaining 200,000 option shares vest upon Ms. Rosen meeting certain milestones, as determined by the Board in its sole discretion.

On August 1, 2013, the Board appointed Dr. Kenneth Kirkland to serve as a member of the Board. Prior to this appointment, Dr. Kirkland resigned from Company’s Advisory Board. See “Note 6. Commitments and Contingencies.”

As compensation for their service on the Board, Dr. Kirkland and Mr. Sierchio will receive an annual retainer of $6,000, payable in equal quarterly installments in arrears and prorated for any partial quarters of service. Additionally, subject to their entering into a non-statutory stock option agreement with us, Dr. Kirkland and Mr. Sierchio were each issued incentive stock options to purchase up to 20,000 shares of our common stock at an exercise price of $0.65 per share, the closing price of the Company’s common stock as quoted on the OTC Markets Group Inc. QB tier on July 31, 2013, pursuant to the Incentive Plan. Subject to their continued service as a member of the Board, 10,000 of the option shares vest immediately and 10,000 of the option shares vest on the first anniversary of date of grant.

For the three and six month periods ended June 30, 2013, fees of $10,867 (2012: $7,500) and $18,067 (2012: $16,689), respectively, were paid or are due to officers of the Company. Included in accounts payable - related parties at June 30, 2013 is $6,067 (December 31, 2012: $7,200) for fees due to officers.

For the three and six month periods ended June 30, 2013 and 2012, advisory board fees of $6,000 (2012: $0) and $9,000 (2012: $2,000), respectively, were paid to non-officer directors of the Company. Included in accounts payable – related parties at June 30, 2013 is $2,000 (December 31, 2012: $0) for advisory fees.

For the three and six month periods ended June 30, 2013, legal fees of $45,965 (2012: $32,222) and $84,939 (2012: $44,966) were paid or are due to a company controlled by our director, Mr. Sierchio. Included in accounts payable - related parties at June 30, 2013 is $22,500 (December 31, 2012: $2,438) for legal fees.

8. Subsequent Events

On July 12, 2013, we, together with our wholly owned subsidiary, JAC, entered into an Asset Purchase Agreement with Dr. Jörg Gerlach, MD, PhD, pursuant to which JAC purchased all of Dr. Gerlach’s rights, title and interest in the Regeneration Technology. The Company plans to further the development of the Regeneration Technology and, if commercially viable, bring the product to market for use in the treatment of burns, wounds and other dermatological needs. Pursuant to the terms of the Asset Purchase Agreement, upon the closing of the transaction, the Company paid Dr. Gerlach an agreed upon initial cash sum and issued to Dr. Gerlach a Series A Stock Purchase Warrant (the “Series A Warrant”) entitling him to purchase shares of the Company’s common stock, subject to vesting milestones through July 11, 2019, at an exercise price of $0.35 per share. An additional agreed upon cash sum will be paid to Dr. Gerlach upon the Company attaining certain milestones related to the Regeneration Technology. The Company is in the process of valuing the Series A Warrant.

As part of the Company’s acquisition of the Regeneration Technology, the Company agreed to pay Vector Asset Management, Inc. (“Vector”) a finder’s fee in the amount of $47,000 (the “Cash Fee”) within sixty (60) days of the closing of the acquisition of the Regeneration Technology (the “Closing Date”). Vector may elect to receive the Cash Fee, or a portion thereof, by accepting a convertible promissory note (the “Vector Note”) in the principal amount of any or all of the Cash Fee otherwise payable and bearing interest at the rate of seven percent (7%) per annum, payable upon the earlier of December 14, 2014, or upon demand in the event that the Company shall have effected a financing or series of financings in excess of $1,000,000. The Vector Note will be convertible into shares of the Company’s common stock at a price equal to the average closing prices of the Company’s common stock for the ten (10) trading days prior to the Closing Date.

On July 29, 2013, the Board approved the disposition of the Fostung Property. Management is evaluating alternatives for the disposition of these mineral exploration assets.

On July 29, 2013, the Board appointed Dr. Kenneth Kirkland to serve as a member of the Board effective as of August 1, 2013. See also “Note 7. Related Party Transactions.”

On August 1, 2013, the Company engaged Vector to assist the Company with identifying subject matter experts in the medical device and biotechnology industries and to assist the Company with its ongoing research, development and, if warranted, commercialization of its Regeneration Technology (collectively, the “Services”). In consideration of the Services, the Company will pay Vector a monthly consulting fee of $5,000. The consulting agreement with Vector continues until December 31, 2014, unless earlier terminated by either party upon five days prior written notice.

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

Overview

Company Overview

We were previously in the business of locating, acquiring, exploring and, if warranted, developing mineral exploration properties. On July 12, 2013, we, together with our wholly owned subsidiary, JAC, entered into an Asset Purchase Agreement with Dr. Jörg Gerlach, MD, PhD, pursuant to which JAC purchased all of Dr. Gerlach’s rights, title and interest to the Regeneration Technology. The Company plans to further the development of the Regeneration Technology and, if commercially viable, bring the product to market for use in the treatment of burns, wounds and other dermatological needs. Pursuant to the terms of the Asset Purchase Agreement, upon the closing of the transaction, the Company paid Dr. Gerlach an agreed upon initial sum and issued to Dr. Gerlach a Series A Stock Purchase Warrant entitling him to purchase shares of the Company’s common stock, subject to vesting milestones through July 11, 2019, at an agreed upon exercise price. An additional agreed upon sum will be paid to Dr. Gerlach upon the Company attaining certain milestones related to the Regeneration Technology. Pursuant to SEC Rule 24b-2, we submitted a request to the SEC for confidential treatment of certain portions of the Asset Purchase Agreement, which is still under review. Accordingly, certain terms of the Asset Purchase Agreement have not been disclosed. The disclosure of such confidential information may potentially harm the Company’s competitive position and jeopardize its ability to effectively negotiate future development and sublicensing agreements on preferential terms; and, ongoing relationship with Dr. Gerlach and its ability to negotiate favorable terms in regards to the ongoing development of our technologies.

Management and Board Appointments

On June 20, 2013, we appointed Ms. Rhonda B. Rosen as our President and, Chief Executive Officer and a member of our Board and entered into the Rosen Employment Agreement for a two-year term, subject to the earlier termination provisions contained therein. Pursuant to the terms of the Rosen Employment Agreement, Ms. Rosen is paid an annual salary of $120,000. In addition to Ms. Rosen’s salary, she is eligible to receive a cash bonus to be determined by our Board, in their sole discretion and is reimbursed for reasonable travel and other out-of-pocket expenses necessarily incurred in her performance of her duties upon submission and approval of written statements and bills in accordance with our regular procedures. We will also provide Ms. Rosen with a monthly stipend of no more than $1,500 to cover medical insurance premiums until such time as we can make available an alternative medical insurance plan.

On August 1, 2013, the Board appointed Dr. Kenneth Kirkland to serve as a member of the Board. As compensation for his service, Dr. Kirkland will receive an annual retainer of $6,000, payable in equal quarterly installments in arrears and prorated for any partial quarters of service. Additionally, subject to his entry into a non-statutory stock option agreement with us, Dr. Kirkland was issued incentive stock options to purchase up to 20,000 shares of our common stock at an exercise price of $0.65 per share, the closing price of our common stock as quoted on the OTC Markets Group Inc. QB tier on July 31, 2013, pursuant to the Incentive Plan. Subject to his continued service as a member of the Board, 10,000 of the option shares vest immediately and 10,000 of the option shares vest on the first anniversary of Dr. Kirkland’s service.

Mineral Properties

On July 29, 2013, our Board approved the disposition of our mineral properties located in Canada.

Foster Township, Sudbury, Ontario, Canada – Fostung Tungsten Property

(a)
On June 8, 2011, pursuant to an asset purchase agreement, the Company paid CAD $500,000 in cash for the acquisition of EMC Metals Corp’s. 100% leasehold interest in two mining leases known as the Fostung Property. The Fostung Property consists of two contiguous claim blocks of 30 claims totaling 485 hectors. The nine claims covered by Mining Lease 108592 expire on October 31, 2031. The twenty-one claims covered by Mining Lease 108847 have been extended by the Ministry of Northern Development, Mines and Forestry (“MNDMF”) through March 31, 2032. The Fostung Property is located in Foster Township, Sudbury Mining Division, Ontario, Canada. It is approximately 8 kilometers southeast of the town of Espanola and 70 kilometers west-southwest of the town of Sudbury. An excellent all-weather gravel road extends from Espanola, crossing the property and providing access to the west bay of Lake Panache.

A production bonus in the amount of CAD $500,000 is payable to Breakwater Resources Ltd. by us within thirty business days following the commencement of commercial production from the property. A 1% Net Smelter Return royalty on the property is also payable to Breakwater Resources Ltd. by us. No capitalized costs have been amortized as of June 30, 2013. We did not incur any impairment of these capitalized costs through June 30, 2013.

(b)
The Fostung Property also consists of four unpatented mining claims, located in Foster Township in the Sudbury Mining Division, Ontario, Canada, comprised of 26 claim units, were recorded in the name of Fostung Resources Ltd. on June 7, 2011. Two of the four mining claim blocks consisting of two contiguous claims are located to the north east of the structural trend in the two contiguous claim blocks of 30 claims referred to in (a) above. Two of the four mining claim blocks consisting of two contiguous claims are located to the south west of the structural trend in the two contiguous claim blocks of 30 claims referred to in (a) above. On July 18, 2013, we filed an application for relief from forfeiture with the MNDMF to renew the leases. The aggregate amount required to be expended in order to renew the four claims is CAD $10,400.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our research and development efforts and the timing and outcome of regulatory submissions. Due to these uncertainties, accurate predictions of future operations are difficult or impossible to make.

Continuing Operations

Our expenses consist primarily of personnel costs, professional fees and administrative costs. For the six month periods ended June 30, 2013 and 2012, expenses were $144,230 and $161,226. For the three month periods ended June 30, 2013 and 2012, expenses were $83,358 and $77,276.

As a result of the foregoing, net loss from continuing operations for the three and six months ended June 30, 2013 was $(83,358) and $(144,230), respectively, compared to a net loss of $(77,276) and $(161,226) for the three and six months ended June 30, 2012.

Discontinued Operations

Net income from oil and gas activities was $49,337 and $35 for the six month periods ended June 30, 2013 and 2012, the former representing the gain on disposal of the oil and gas properties in February 2013.

Net income (loss) from discontinued operations for the three and six months ended June 30, 2013 was $0 and $49,337,respectively, compared to $(662) and $35 for the three and six months ended June 30, 2012.

Liquidity and Capital Resources

We currently finance our activities primarily by the private placement of securities. There is no assurance that equity funding will be accessible to us at the times and in the amounts required to fund our activities. There are many conditions beyond our control which have a direct bearing on the level of investor interest in the purchase of Company securities. We may also attempt to generate additional working capital through the operation, development, sale or possible joint venture development of our assets; however, there is no assurance that any such activity will generate funds that will be available for operations. Failure to obtain such additional financing may result in a reduction of our interest in certain assets or an actual foreclosure of our interest. Debt financing has not been used to fund our acquisitions and research and development activities, and we have no current plans to use debt financing. We do not have “standby” credit facilities, or off-balance sheet arrangements and it does not use hedges or other financial derivatives. We have no agreements or understandings with any person as to additional financing.

We began 2013 with cash and cash equivalents of $513,595. At June 30, 2013, we had cash of $392,171. Total liabilities as of June 30, 2013 were $38,226 (December 31, 2012: $98,075).

Our unaudited interim consolidated financial statements have been prepared in accordance with US GAAP and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our continuation as a going concern is dependent upon the continued financial support of its shareholders, our ability to obtain necessary equity financing to continue operations, confirmation of our interest in the underlying properties, the attainment of profitable operations and/or realizing proceeds from the sale of one or more of the properties. As discussed in Note 1. Organization, Nature and Continuance of Operations to the consolidated financial statements, we have incurred recurring operating losses since inception and used cash of $124,424 from operating activities in 2013. As at June 30, 2013, we have a total accumulated deficit of $4,585,897 and working capital of $353,945, which management believes is sufficient to fund operations through at least the next six months, however we intend to raise additional capital (presumably through equity offerings and/or debt borrowing) as the opportunity presents itself.

We expect to incur losses from operations for the near future. We expect to incur increasing research and development expenses. We expect our general and administrative expenses will increase in the future as we expand our business development, add infrastructure and incur additional costs related to being a public company.

Cash Flow

Operating activities: We used cash of $124,424 for the six month period ended June 30, 2013 (2012: $181,456). The following is a breakdown of the cash and non-cash items used for operating activities, aside from the net losses in each period: Impairment and depreciation of $0 (2012: $481); accretion of asset retirement obligation of $0 (2012: $1,468); a non cash gain on the disposal of assets of $49,337 (2012: $0); changes in accounts receivable resulted in an increase in cash of $800 (2012: increase in cash of $9,858); changes in prepaid expenses resulted in a increase in cash of $7,562 (2012: decrease in cash of $7,275); changes in accounts payable and accrued expenses (including related party) resulted in an increase in cash of $10,615 (2012: decrease in cash of $24,797) respectively.

Investing Activities:  During the six month period ended June 30, 2013 and 2012, there was cash received of $3,000 and cash used of $2,754 in investing activities, respectively.

Financing Activities:  There were no financing activities during 2013 and 2012.

Dividends

We have neither declared nor paid any dividends on our common stock. We intend to retain our earnings to finance growth and expand our operations and do not anticipate paying any dividends on our common stock in the foreseeable future.

Market Risk Disclosures

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes during the three months ended June 30, 2013 and the subsequent period to August 15, 2013.

Off-balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at June 30, 2013, and the subsequent period to August 15, 2013, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements.

Environmental Compliance

Our previous exploration and development activities are subject to various federal, state and local laws and regulations in the countries in which we conduct our activities. These laws and regulations govern the protection of the environment, prospecting, development, production, taxes, labor standards, occupational health, mine safety, toxic substances and other matters. We believe that we have been able to comply with those laws and do not believe that compliance will has had a material adverse effect on our competitive position. We have an obligation to reclaim our properties after the surface has been disturbed by exploration methods at the site.

Critical Accounting Policies

See “Note 2. Significant Accounting Policies in the Notes to the Consolidated Financial Statements” included herein.

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

Effective as of June 27, 2012, Ms. Janet Bien was appointed as our Chief Financial Officer.

On June 20, 2013, Mr. Joseph Sierchio, resigned as our Acting Interim President and Chief Executive Officer and remains a director; Ms. Rhonda B. Rosen was appointed to serve as our President and Chief Executive Officer.

At a Board meeting held on July 29, 2013, the Board resolved that effective as of August 1, 2013, all non-employee directors will receive an annual retainer of $6,000, payable in equal quarterly installments in arrears and prorated for any partial quarters. Additionally, subject to their entry into a non-statutory stock option agreement, all non- employee directors receive options to purchase up to 20,000 shares of our common stock, which, subject to their continued service to the Board, vest in equal installments on the date of the grant and the first anniversary of the date of the grant.

Effective as of August 1, 2013, Dr. Kenneth Kirkland was appointed to serve as a member of the Board. As per above, both Dr. Kirkland and Joseph Sierchio were granted incentive stock options to purchase up to 20,000 shares of our common stock at an exercise price of $0.65 per share, the closing price of our common stock as quoted on the OTC Markets Group Inc. QB tier on July 31, 2013, pursuant to the Incentive Plan.

For the three and six month periods ended June 30, 2013, fees of $62,832 (2012: $39,722) and $112,006 (2012: $63,655), respectively, were paid or are due to officers, directors and companies controlled by directors of the Company. Included in accounts payable at June 30, 2013 were related party liabilities of $33,733 (December 31, 2012: $9,638).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the six month period ended June 30, 2013, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that: (i) information required to be disclosed by us in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Articles of incorporation (exhibit 3.1). S-8 filing dated October 3, 2003.

3.2	Bylaws (exhibit 3.2). S-8 filing dated October 3, 2003.

4.1	Series A Common Stock Purchase Warrant (exhibit 4.1). Form 8-K filed Jul 18, 2013.

10.1	Janus Resources, Inc. 2013 Long-Term Incentive Plan (exhibit 10.1) Form 8-K filed June 18, 2013.

10.2	Form of Nonstatutory Stock Option Agreement (exhibit 10.2). Form 8-K filed June 26, 2013.

10.3	Employment Agreement between Janus Resources, Inc. and Rhonda B. Rosen dated as of June 20, 2013 (exhibit 10.3). Form 8-K filed June 26, 2013.

10.4	Nonstatutory Stock Option Agreement between Janus Resources, Inc. and Rhonda B. Rosen dated as of June 20, 2013 (exhibit 10.4). Form 8-K filed June 26, 2013.

10.5	Asset Purchase Agreement between Janus Resources, Inc. and Jörg Gerlach, MD, PhD, dated as of June 21, 2013 (exhibit 10.1). Form 8-K filed July 18, 2013.

10.6	Finder’s Agreement between Janus Resources, Inc. and Vector Asset Management, Inc. dated as of August 13, 2013.*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension - Schema Document

101.CAL**	XBRL Taxonomy Extension - Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension - Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension - Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension - Presentation Linkbase Document

*Filed here within.

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

Janus Resources, Inc. (Registrant)

Date: August 14, 2013	By:	/s/ Rhonda B. Rosen
	Name:	Rhonda B. Rosen
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Janet Bien
	Name:	Janet Bien
	Title:	Chief Financial Officer (Principal Financial Officer)