Form 10-Q
period 2013-09-30
Janus Resources, Inc.
filed 2013-11-14
CIK 1016708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 14, 2013, the registrant had 63,075,122 shares of its common stock, par value $0.00001 per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

JANUS RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$236,099	$513,595
Prepaid expenses	1,504	7,562
Current assets of discontinued operations	-	800
Total current assets	237,603	521,957

Long-term assets of discontinued operations	-	24,127
Mineral properties	519,750	519,750
Intangible Assets	152,854	-
Total assets	$910,207	$1,065,834

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$83,361	$17,973
Accrued expenses - related parties	74,562	9,638
Current liabilities of discontinued operations	-	12,932
Total current liabilities	157,923	40,543

Long-term liabilities of discontinued operations	-	57,532
Total liabilities	157,923	98,075

STOCKHOLDERS' EQUITY
Preferred stock: $0.0001 par value: Authorized: 10,000,000 shares,
Issued and outstanding: nil	-	-
Common stock: $0.00001 par value: Authorized: 200,000,000 shares,
Issued and outstanding: 63,075,122 shares (2012: 63,075,122)	631	631
Additional paid-in capital	5,526,526	5,462,236
Accumulated deficit	(4,456,504)	(4,491,004)
Accumulated deficit since development stage	(314,265)	-
Accumulated other comprehensive loss	(4,104)	(4,104)
Total stockholders' equity	752,284	967,759
Total liabilities and stockholders' equity	$910,207	$1,065,834

(The accompanying notes are an integral part of these consolidated financial statements)

JANUS RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Feb. 20, 2013 (Date of Entering Development Stage) to September 30,
	2013	2012	2013	2012	2013

Revenue	$-	$-	$-	$-	$-

Expenses
Exploration expenses	-	-	-	11,284	-
General and administrative expenses	184,862	38,112	329,103	188,054	314,265
Total operating expenses	184,862	38,112	329,103	199,338	314,265

Net loss from continuing operations	(184,862)	(38,112)	(329,103)	(199,338)	(314,265)

Discontinued operations
Income / (loss) from discontinued
oil and gas operations	-	(424)	-	(389)	-
Gain on disposal of oil and gas operations	-	-	49,338	-	-
Gain (loss) on discontinued operations	-	(424)	49,338	(389)	-

Net loss	$(184,862)	$(38,536)	$(279,765)	$(199,727)	$(314,265)

Earnings per share - basic and diluted
Loss per common share continuing operations	(0.00)	(0.00)	(0.01)	(0.00)
Income (loss) per common share discontinued operations	-	(0.00)	0.00	(0.00)
Loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding	63,075,122	63,075,122	63,075,122	63,075,122

(The accompanying notes are an integral part of these consolidated financial statements)

JANUS RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Net loss	$(184,862)	$(38,536)	$(279,765)	$(199,727)
Other comprehensive loss
Foreign currency translation adjustments	-	-	-	(904)
Total comprehensive loss	$(184,862)	$(38,536)	$(279,765)	$(200,631)

(The accompanying notes are an integral part of these consolidated financial statements)

JANUS RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the year ended December 31, 2012 and nine month period ended September 30, 2013 (Unaudited)

	Common Stock		Additional	Accumulated	Cumulative since Feb 20, 2013 (Inception of Development Stage) Accumulated	Accumulated other comprehensive
	Shares	Amount	paid-in capital	deficit	deficit	(loss)	Total

Balance, December 31, 2011	63,075,122	$631	$5,462,236	$(4,247,045)	$-	$(4,104)	$1,211,718

Net loss, December 31, 2012	-	-	-	(243,959)	-	-	(243,959)

Balance, December 31, 2012	63,075,122	631	5,462,236	(4,491,004)	-	(4,104)	967,759

Series A Warrant			54,668	-	-	-	54,668
Stock based compensation - options	-	-	9,622	-	-	-	9,622

Net income (loss), September 30, 2013	-	-	-	34,500	(314,265)	-	(279,765)

Balance, September 30, 2013	63,075,122	$631	$5,526,526	$(4,456,504)	$(314,265)	$(4,104)	$752,284

(The accompanying notes are an integral part of these consolidated financial statements)

Janus Resources, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)
For the nine months ended September 30, 2013 and 2012
(Unaudited)

	For the Nine Months Ended September 30,		From Feb. 20, 2013 (Date of Entering Development Stage) to September 30,
	2013	2012	2013

Cash flows from operating activities:
Net loss	$(279,765)	$(199,727)	$(314,265)
Adjustments to reconcile net loss to
net cash flows from operating activities:
Stock based compensation expense	9,622	-	9,622
Stock based consulting expense	54,668	-	54,668
Impairment and depreciation	-	1,527	-
Accretion of asset retirement obligation	-	2,216	-
Gain on disposal of oil and gas properties	(49,338)	-	-
Changes in operating assets and liabilities:
Decrease (increase) in receivables	800	14,514	801
Decrease (increase) in prepaid expenses	6,058	(9,220)	3,541
(Decrease) increase in accounts payable
and accrued expenses	83,313	(15,317)	84,451
Net cash flows from operating activities	(174,642)	(206,007)	(161,182)

Cash flows from investing activities:
Acquisition of oil and gas properties	-	(2,754)	-
Proceeds from disposal of oil and gas properties	3,000	-	3,000
Acquisition of intellectual property	(105,854)	-	(105,854)
Net cash flows from investing activities	(102,854)	(2,754)	(102,854)

Effect of exchange rate changes on cash and cash equivalents	-	(904)	(9)
Decrease in cash and cash equivalents	(277,496)	(209,665)	(264,045)
Cash and cash equivalents, beginning of period	513,595	787,771	500,144
Cash and cash equivalents, end of period	$236,099	$578,106	$236,099

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-	$-
Income tax paid in cash	$-	$-	$-
Non-cash Investing and Financing Activities
Acquisition of intellectual property with accounts payable	$47,000	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements)

JANUS RESOURCES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Nature and Continuance of Operations

Janus Resources, Inc., together with its wholly owned subsidiaries (the “Company”), is in the business of developing and, if warranted, commercializing organ regeneration technologies. The Company was previously involved in the exploration and development of both mineral exploration properties and oil and gas properties. The Company sold its oil and gas properties on February 18 and 19, 2013. Effective February 20, 2013, the Company became a development stage company.

On July 29, 2013, the Company’s Board approved the disposition of its Fostung tungsten mineral properties located in Canada (the “Fostung Property”). Management is evaluating alternatives for the disposition of these mineral exploration assets. The properties have not yet been disposed of by sale and therefore are classified as assets held and used during the periods presented.

On July 12, 2013, the Company, together with its wholly owned subsidiary, Janus Acquisition Corp., a Nevada corporation (“JAC”), entered into an asset purchase agreement with Dr. Jörg Gerlach, MD, PhD, pursuant to which JAC purchased all of Dr. Gerlach’s rights, title and interest to an organ regeneration technology (collectively, the “Regeneration Technology”). The Company plans to further the development of the Regeneration Technology and, if commercially viable, bring the product to market for use in a variety of applications.

The Company has recently incurred net operating losses and operating cash flow deficits. The Company’s total accumulated deficit is $4.8 million as of September 30, 2013. The Company does not currently generate revenues and will continue to incur losses from operations and operating cash flow deficits in the future. Management believes that the Company’s cash and cash equivalent balances, anticipated cash flows from operations and other external sources of capital will be sufficient to meet our cash requirements for the next six months. The future of the Company after March 2014 will depend in large part on its ability to successfully raise capital from external sources to fund operations.

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

In management’s opinion, the unaudited consolidated financial statements contained herein reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of our financial position, results of operations, and cash flows on a basis consistent with that of our prior audited consolidated financial statements. The Company has evaluated information about subsequent events that became available to us through the date the financial statements were issued. This information relates to events, transactions or changes in circumstances that would require us to adjust the amounts reported in the financial statements or to disclose information about those events, transactions or changes in circumstances. However, the results of operations for interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements including the notes thereto for the year ended December 31, 2012, which may be found under the Company’s profile on EDGAR.

The accounting policies followed by the Company are set out in Note 2 to the audited consolidated financial statements for the year ended December 31, 2012 and have been consistently followed in the preparation of these interim consolidated financial statements.

Principles of Consolidation

These interim consolidated financial statements have been prepared in accordance with US GAAP and include the accounts of the Company and its wholly owned subsidiaries, JAC and Fostung Resources, Limited (“Fostung”). All significant intercompany transactions and balances have been eliminated. JAC was incorporated under the laws of the State of Nevada on June 12, 2013. Fostung was incorporated on May 10, 2011, in Ontario Canada.

Applicable Accounting Guidance

Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative non-governmental US GAAP as found in the Financial Accounting Standards Board’s Accounting Standards Codification.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at September 30, 2013 and December 31, 2012.

Research and Development Costs

The Company intends to outsource its research and development efforts and expense related costs as incurred, including the cost of manufacturing product for testing, licensing fees and costs associated with planning and conducting clinical trials. The value ascribed to patents and other intellectual property acquired will be capitalized as it relates to particular research and development projects that may have alternative future uses.

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

Income Taxes

The Company recognizes income taxes on an accrual basis based on tax positions taken, or expected to be taken, in our tax returns.  A tax position is defined as a position in a previously filed tax return or a position expected to be taken in future tax filing that is reflected in measuring current or deferred income tax assets and liabilities.  Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities.  Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.  Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns.  A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized.  No provision for income taxes was recorded during the periods presented because the Company had a net taxable loss.  Should they occur, our policy is to classify interest and penalties related to tax positions as interest expense.  Since our inception, no such interest or penalties have been incurred.

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

Earnings (Loss) Per Share

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. Potentially dilutive shares of common stock consisted of warrants to purchase shares of common stock (1,200,000 shares for 2013 and nil shares for 2012) and options to purchase shares of common stock (40,000 shares for 2013 and nil shares for 2012).  During the periods presented, potentially dilutive shares of common stock were not included in the computation of dilutive loss per share as to do so would be anti-dilutive.

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

Exchange gains and losses are recorded in operations in the period in which they occur, except for exchange gains and losses related to translation of monetary assets and liabilities associated with mineral properties, which are deferred and included in reported value of the mineral properties.

Comprehensive Income (Loss)

Comprehensive loss is comprised of net loss and foreign currency translation adjustments for the periods presented.

Related Party Transactions

A related party is generally defined as (i) any person who holds 10% or more of the Company’s securities and their immediate families; (ii) the Company’s management; (iii) someone who directly or indirectly controls, is controlled by or is under common control with the Company; or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See “Note 8. Related Party Transactions,” for further discussion.

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

The carrying amount of the oil and gas properties was $24,127 on the date of disposal. The related asset retirement obligation amounted to $57,532 and liabilities assumed amounted to $12,932. Including the $3,000 cash received, the Company recognized a gain of $49,338 in the nine month period ended September 30, 2013, as a result of the disposal.

The Company’s revenue, reported in discontinued operations, for the three and nine months ended September 30, 2013 were $0 and $0, respectively, and for the three and nine months ended September 30, 2012 were $7,034 and $16,549, respectively. The Company’s net income (loss) reported in discontinued operations for the three and nine months ended September 30, 2013 was $0 and $49,338, respectively, and for the three and nine months ended September 30, 2012 was $(424) and $(389), respectively. The Company has not recognized any revenue nor incurred expenses with respect to its previously owned oil and gas properties since the sale of its oil and gas properties, and will not recognize any continuing cash flows with respect to these properties in the future.

Assets and liabilities of discontinued operations in the accompanying balance sheets consist of the following:

	September 30, 2013	December 31, 2012

Assets
Unproven Properties	$-	$537,501
Depriciation and impairment	-	(513,374)
Oil and gas properties, net	$-	$24,127

Liabilities
Accounts payable	$-	$(12,932)
Asset retirement obligation	-	(57,532)
	$-	$(70,464)

4. Mineral Properties and Exploration Expenses

Foster Township, Sudbury, Ontario, Canada - Fostung Tungsten Property (the “Fostung Property”)

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

A production bonus in the amount of CAD $500,000 is payable to Breakwater Resources Ltd. by the Company within thirty business days following the commencement of commercial production from the property. A 1% net smelter return royalty on the property is also payable to Breakwater Resources Ltd. by the Company. No capitalized costs have been amortized as of September 30, 2013. The Company did not incur any impairment of these capitalized costs through September 30, 2013.

(b)
The Fostung Property also consists of four unpatented mining claims, located in Foster Township in the Sudbury Mining Division, Ontario, Canada, comprised of 26 claim units which were recorded in the name of Fostung Resources Ltd. on June 7, 2011. Two of the four mining claim blocks consisting of two contiguous claims are located to the north east of the structural trend in the two contiguous claim blocks of 30 claims referred to in (a) above. Two of the four mining claim blocks consisting of two contiguous claims are located to the south west of the structural trend in the two contiguous claim blocks of 30 claims referred to in (a) above. Leases related to each of the four claims expired on June 7, 2013. On July 18, 2013, we filed an application for relief from forfeiture with the MNDMF to renew the leases.  No response has been received as of the date of this report.  The aggregate amount required to be expended in order to renew the four claims is CAD $10,400.

On July 29, 2013, the Company’s Board of Directors approved the disposition of the Fostung Property. Management is evaluating alternatives for the disposition of these mineral exploration assets.

5. Intangible Assets – Intellectual Property

On July 12, 2013, the Company, together with its wholly owned subsidiary, JAC, entered into an asset purchase agreement with Dr. Jörg Gerlach, MD, PhD, pursuant to which JAC purchased all of Dr. Gerlach’s rights, title and interest in the Regeneration Technology. The Company plans to further the development of the Regeneration Technology and, if commercially viable, bring the product to market. Pursuant to the terms of the Asset Purchase Agreement, upon the closing of the transaction, the Company paid Dr. Gerlach $100,002 and issued to Dr. Gerlach a Series A Stock Purchase Warrant (the “Series A Warrant”) entitling him to purchase 1,200,000 shares (each a “Warrant Share”) of the Company’s common stock, subject to vesting milestones through July 11, 2019, at an exercise price of $0.35 per share.  Acquisition related costs amounted to $52,852 and were capitalized together with the cash payment.

The Series A Warrant was issued in exchange for services to be rendered in the future by Dr. Gerlach.  An additional agreed upon cash sum will be paid to Dr. Gerlach upon the Company attaining certain milestones related to the Regeneration Technology. The value of the Series A Warrant will be recognized as consulting expenses by the Company over the vesting term of the underlying warrant, subject to Dr. Gerlach providing ongoing consulting services to the Company with respect to the Regeneration Technology. As such, the measurement date for accounting purposes will be the date on which performance by Dr. Gerlach is completed.  The fair value of each Warrant Share is estimated at the end of each fiscal quarter during which Dr. Gerlach renders services using the Black-Scholes option pricing model.  The fair value of each Warrant Share was approximately $0.47 as of September 30, 2013.  Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model and are as follows:

Weighted average risk-free interest rate	1.7%
Expected life in years	6.0
Weighted average expected volatility	99.0%
Expected dividend yield	0

6. Common Stock Options

Approval of the 2013 Long-Term Incentive Plan

On June 20, 2013, the Board of Directors (the “Board”) adopted, subject to receiving shareholder approval, the 2013 Long-Term Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the issuance of stock options of up to 20,000,000 shares (subject to adjustment) of the Company’s common stock to officers, directors, key employees and consultants of the Company. Options granted to employees under the Incentive Plan, including directors and officers who are employees, may be incentive stock options or non-qualified stock options; options granted to others under the Incentive Plan are limited to non-qualified stock options.

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

As of September 30, 2013, there were 19,960,000 shares available for grant.

Stock Option Activity

The following table summarizes stock option activity for the three months ended September 30, 2013.

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Life (Years)	Value

Balance June 30, 2013	350,000	$0.72		$-
Options granted	40,000	$0.65
Options forfeited	(350,000)	$0.72
Options exercised	-	-
Balance September 30, 2013	40,000	$0.65	10	$-

Exercisable at September 30, 2013	20,000	$0.65

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. The estimated weighted-average fair value of stock options granted during the nine month period ended September 30, 2013 was approximately $0.41 per share. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding. The assumptions for volatility, expected life, dividend yield and risk-free interest rate are presented in the table below:

Weighted average risk-free interest rate	0.10%
Expected life in years	5.25
Weighted average expected volatility	79.0%
Expected dividend yield	0

During the three and nine month periods ended September 30, 2013, stock-based compensation expense of $8,792 and $9,622, respectively, was recognized as general and administrative expenses. There were 20,000 stock options vested and 20,000 unvested, during three and nine months ended September 30, 2013.  There was no stock compensation expense recognized in 2012. As of September 30, 2013, the Company had $6,873 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized by September 30, 2014.

The Company issues new shares when options are exercised.

7. Commitments and Contingencies

As part of the acquisition of the Fostung Property the Company will pay to Breakwater Resources Ltd. (i) a Production Bonus in the amount of CAD $500,000 within thirty (30) business days following the commencement of commercial production from the property and (ii) a 1% Net Smelter Return royalty.

On June 27, 2012, the Company entered into an At-Will Executive Services Agreement (the “Bien Services Agreement”) with Ms. Janet Bien, pursuant to which Ms. Bien was to serve as the Company’s Chief Financial Officer. Pursuant to the Bien Services Agreement, Ms. Bien was to provide the Company with services consistent with that of a Chief Financial Officer on a part-time basis, for which she was to be paid a monthly fee of $2,400 and was to be reimbursed for any business related expenses. The Bien Services Agreement was terminable by either the Company or Ms. Bien upon written notice with or without cause. The Bien Services Agreement was terminated effective as of September 30, 2013.

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

As part of the Company’s acquisition on July 12, 2013 of the Regeneration Technology, the Company agreed to pay Vector Asset Management, Inc. (“Vector”) a finder’s fee in the amount of $47,000 (the “Cash Fee”) within 60 days of the closing of the acquisition of the Regeneration Technology (the “Closing Date”). Vector may elect to receive the Cash Fee, or a portion thereof, by accepting a convertible promissory note (the “Vector Note”) in the principal amount of any or all of the Cash Fee otherwise payable and bearing interest at the rate of 7% per annum, payable upon the earlier of December 14, 2014, or upon demand in the event that the Company shall have effected a financing or series of financings in excess of $1,000,000. The Vector Note will be convertible into shares of the Company’s common stock at a price equal to the average closing prices of the Company’s common stock for the 10 trading days prior to the Closing Date.  As of the date of this report, no convertible promissory note has been issued.

On August 1, 2013, the Company engaged Vector to assist the Company with identifying subject matter experts in the medical device and biotechnology industries and to assist the Company with its ongoing research, development and eventual commercialization of its Regeneration Technology (collectively, the “Services”). In consideration of the Services, the Company will pay Vector a monthly consulting fee of Five Thousand Dollars ($5,000). The consulting agreement with Vector continues until December 31, 2014, unless earlier terminated by either party upon five (5) days prior written notice.  Vector is not considered a related party.

See also Note 8. Related Party Transactions.

8. Related Party Transactions

Effective as of June 19, 2012, Mr. Joseph Sierchio, a member of the Company’s Board, was appointed as its Acting Interim President and Chief Executive Officer; and effective as of June 27, 2012, Ms. Janet Bien was appointed as the Company’s Chief Financial Officer.

On June 20, 2013, Mr. Joseph Sierchio, resigned as the Acting Interim President and Chief Executive Officer and remains a director; Ms. Rhonda B. Rosen was appointed to serve as the President and Chief Executive Officer and a member of the Board and entered into an employment agreement for a two year term (the “Rosen Employment Agreement”), subject to the earlier termination provisions contained therein. Pursuant to the terms of the Rosen Employment Agreement, Ms. Rosen is paid an annual salary of $120,000. In addition to Ms. Rosen’s salary, she is eligible to receive a cash bonus to be determined by our Board, in their sole discretion. The Rosen Employment Agreement also provides Ms. Rosen with a monthly stipend of no more than $1,500 to cover medical insurance premiums until such time as the Company can make available an alternative medical insurance plan.

On July 29, 2013, the Board appointed Dr. Kenneth Kirkland to serve as a member of the Board effective August 1, 2013. Prior to this appointment, Dr. Kirkland resigned from the Company’s Advisory Board. See “Note 7. Commitments and Contingencies.”

As compensation for their service on the Board, Dr. Kirkland and Mr. Sierchio will receive an annual retainer of $6,000, payable in equal quarterly installments in arrears and prorated for any partial quarters of service. Additionally, subject to their entering into a non-statutory stock option agreement with us, Dr. Kirkland and Mr. Sierchio were each issued incentive stock options to purchase up to 20,000 shares of our common stock at an exercise price of $0.65 per share, the closing price of the Company’s common stock as quoted on the OTC Markets Group Inc. QB tier (the “OTCQB”) on July 31, 2013, pursuant to the Incentive Plan. Subject to their continued service as a member of the Board, 10,000 of the option shares vest immediately and 10,000 of the option shares vest on the first anniversary of date of grant.

Effective September 30, 2013, Ms. Bien resigned as the Company’s Chief Financial Officer. Effective September 30, 2013, Ms. Rosen resigned as President and Chief Executive Officer, the Rosen Employment Agreement was terminated and the Company entered into an At-Will Executive Services Agreement (the “Rosen Services Agreement”), pursuant to which Ms. Rosen will serve as the Company’s Chief Financial Officer. Pursuant to the Rosen Services Agreement, Ms. Rosen will provide the Company with services consistent with that of a Chief Financial Officer on a part-time basis, for which she will be paid a monthly fee of $2,400 and will be reimbursed for any business related expenses. The Rosen Services Agreement is terminable by either the Company or Ms. Rosen upon advance written notice. The incentive stock options to purchase up to 350,000 shares of the Company’s common stock at an exercise price of $0.72 per share, previously issued to Ms. Rosen, were forfeited effective September 30, 2013.

Effective September 30, 2013, Mr. Sierchio resumed the position of Acting Interim President and Chief Executive Officer.

For the three and nine month periods ended September 30, 2013, fees of $75,040 (2012: $43,298) and $105,432 (2012: $82,210), respectively, were paid or are due to officers and directors of the Company. Amounts included in accounts payable and due to related parties at September 30, 2013 were $74,562 (December 31, 2012: $9,638).

9. Subsequent Events

There were no subsequent events to disclose as of the issue date of this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report filed on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading “Risk Factors” in our Form 10-K filed with the SEC on April 1, 2013, and elsewhere in this report.

This discussion and analysis should be read in conjunction with the accompanying unaudited interim consolidated financial statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in “Critical Accounting Policies,” and have not changed significantly.

Cautionary Note Regarding Forward-Looking Statements

In addition, certain statements made in this report may constitute “forward-looking statements”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of ours to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Except for historical information, the matters set forth herein, which are forward-looking statements, involve certain risks and uncertainties that could cause actual results to differ. Potential risks and uncertainties include, but are not limited to, unexpected changes in business and economic conditions; significant increases or decreases in commodity prices; changes in interest and currency exchange rates; unanticipated grade changes; metallurgy, processing, access, availability of materials, equipment, supplies and water; determination of reserves; results of current and future exploration activities; results of pending and future feasibility studies; joint venture relationships; political or economic instability, either globally or in the countries in which we operate; local and community impacts and issues; timing of receipt of government approvals; accidents and labor disputes; environmental costs and risks; competitive factors, including competition for property acquisitions; and availability of external financing at reasonable rates or at all.

Forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements are made based on management’s beliefs, estimates, and opinions on the date the statements are made, and we undertake no obligation to update such forward-looking statements if these beliefs, estimates, and opinions should change, except as required by law.

Overview

Company Overview

We are in the business of developing and, if warranted, commercializing organ regeneration technologies. We were previously involved in the exploration and development of both mineral exploration properties and oil and gas properties. On July 12, 2013, we, together with our wholly owned subsidiary, JAC, entered into an asset purchase agreement with Dr. Jörg Gerlach, MD, PhD, pursuant to which JAC purchased all of Dr. Gerlach’s rights, title and interest to the Regeneration Technology. We plan to further the development of the Regeneration Technology and, if commercially viable, bring the product to market. Pursuant to the terms of the Asset Purchase Agreement, upon the closing of the transaction, as further described in the Asset Purchase Agreement, we paid Dr. Gerlach an agreed upon initial sum and issued to Dr. Gerlach a Series A Stock Purchase Warrant entitling him to purchase shares of our common stock, subject to vesting milestones through July 11, 2019, at an agreed upon exercise price. An additional agreed upon sum will be paid to Dr. Gerlach upon our attaining certain milestones related to the Regeneration Technology. Pursuant to SEC Rule 24b-2, we submitted a request to the SEC for confidential treatment of certain portions of the Asset Purchase Agreement, which is still under review. Accordingly, certain terms of the Asset Purchase Agreement have not been disclosed. The disclosure of such confidential information may potentially harm our competitive position and jeopardize our ability to effectively negotiate future development and sublicensing agreements on preferential terms; and, ongoing relationship with Dr. Gerlach and our ability to negotiate favorable terms in regards to the ongoing development of our technologies.

Management and Board Appointments

On August 1, 2013, the Board appointed Dr. Kenneth Kirkland to serve as a member of the Board. As compensation for his service, Dr. Kirkland will receive an annual retainer of $6,000, payable in equal quarterly installments in arrears and prorated for any partial quarters of service. Additionally, subject to his entry into a non-statutory stock option agreement with us, Dr. Kirkland was issued incentive stock options to purchase up to 20,000 shares of our common stock at an exercise price of $0.65 per share, the closing price of our common stock as quoted on the OTCQB tier on July 31, 2013, pursuant to the Incentive Plan. Subject to his continued service as a member of the Board, 10,000 of the option shares vest immediately and 10,000 of the option shares vest on the first anniversary of Dr. Kirkland’s service.

Effective September 30, 2013, Ms. Bien resigned as Chief Financial Officer. Effective September 30, 2013, Ms. Rosen resigned as President and Chief Executive Officer and entered into an At-Will Executive Services Agreement (the “Rosen Services Agreement”), pursuant to which Ms. Rosen will serve as our Chief Financial Officer. Pursuant to the Rosen Services Agreement, Ms. Rosen will provide us with services consistent with that of a Chief Financial Officer on a part-time basis, for which she will be paid a monthly fee of $2,400 and will be reimbursed for any business related expenses. The Rosen Services Agreement is terminable by either we or Ms. Rosen upon advance written notice. The incentive stock options to purchase up to 350,000 shares of our common stock at an exercise price of $0.72 per share, previously issued to Ms. Rosen, were forfeited effective September 30, 2013.

Mineral Properties

On July 29, 2013, our Board approved the disposition of our mineral properties located in Canada.

Foster Township, Sudbury, Ontario, Canada – Fostung Tungsten Property

(a)
On June 8, 2011, pursuant to an asset purchase agreement, we paid CAD $500,000 in cash for the acquisition of EMC Metals Corp’s. 100% leasehold interest in two mining leases known as the Fostung Property. The Fostung Property consists of two contiguous claim blocks of 30 claims totaling 485 hectors. The nine claims covered by Mining Lease 108592 expire on October 31, 2031. The twenty-one claims covered by Mining Lease 108847 have been extended by the MNDMF through March 31, 2032. The Fostung Property is located in Foster Township, Sudbury Mining Division, Ontario, Canada. It is approximately 8 kilometers southeast of the town of Espanola and 70 kilometers west-southwest of the town of Sudbury. An excellent all-weather gravel road extends from Espanola, crossing the property and providing access to the west bay of Lake Panache.

A production bonus in the amount of CAD $500,000 is payable to Breakwater Resources Ltd. by us within thirty business days following the commencement of commercial production from the property. A 1% Net Smelter Return royalty on the property is also payable to Breakwater Resources Ltd. by us. No capitalized costs have been amortized as of September 30, 2013. We did not incur any impairment of these capitalized costs through September 30, 2013.

(b)
The Fostung Property also consists of four unpatented mining claims, located in Foster Township in the Sudbury Mining Division, Ontario, Canada, comprised of 26 claim units, were recorded in the name of Fostung Resources Ltd. on June 7, 2011. Two of the four mining claim blocks consisting of two contiguous claims are located to the north east of the structural trend in the two contiguous claim blocks of 30 claims referred to in (a) above. Two of the four mining claim blocks consisting of two contiguous claims are located to the south west of the structural trend in the two contiguous claim blocks of 30 claims referred to in (a) above. The leases expired on June 7, 2013; on July 18, 2013, we filed an application for relief from forfeiture with the MNDMF to renew the leases. No response has been received as of the date of this report.  The aggregate amount required to be expended in order to renew the four claims is CAD $10,400.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our research and development efforts and the timing and outcome of regulatory submissions. Due to these uncertainties, accurate predictions of future operations are difficult or impossible to make.

Continuing Operations

Our expenses consist primarily of professional fees and administrative costs. For the nine month periods ended September 30, 2013 and 2012, general and administrative expenses were $329,103 and $188,054. For the three months ended September 30, 2013 and 2012, general and administrative expenses were $184,862 and $38,112.

As a result of the foregoing, net income (loss) from continuing operations for three and nine months ended September 30, 2013 was $(184,862) and $(329,103), respectively, compared to a net loss of $(38,112) and $(199,338) for the three and nine months ended September 30, 2012.

Discontinued Operations

Net income (loss) from oil and gas activities was $49,338 and $(389) for the nine month periods ended September 30, 2013 and 2012, the former representing the gain on disposal of the oil and gas properties in February 2013.

Net income (loss) from discontinued operations for three and nine months ended September 30, 2013 was $0 and $49,338, respectively, compared to a net loss of $(424) and $(389) for the three and nine months, respectively, ended September 30, 2012.

Liquidity and Capital Resources

We currently finance our activities primarily by the private placement of securities. There is no assurance that equity funding will be accessible to us at the times and in the amounts required to fund our activities. There are many conditions beyond our control which have a direct bearing on the level of investor interest in the purchase of Company securities. We may also attempt to generate additional working capital through the operation, development, sale or possible joint venture development of our properties; however, there is no assurance that any such activity will generate funds that will be available for operations. Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of our interest. Debt financing has not been used to fund our property acquisitions and exploration activities, and we have no current plans to use debt financing. We do not have “standby” credit facilities, or off-balance sheet arrangements and it does not use hedges or other financial derivatives. We have no agreements or understandings with any person as to additional financing.

We began 2013 with cash and cash equivalents of $513,595. At September 30, 2013, we had cash of $236,099. Total liabilities as of September 30, 2013 were $157,923 (December 31, 2012: $98,075).

Our unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our continuation as a going concern is dependent upon the continued financial support of our shareholders, our ability to obtain necessary equity financing to continue operations, confirmation of our interest in the underlying properties, the attainment of profitable operations and/or realizing proceeds from the sale of one or more of the properties. As discussed in Note 1. Organization, Nature and Continuance of Operations to the consolidated financial statements, we have incurred recurring operating losses since inception and used cash of $174,642 from operating activities in 2013. As at September 30, 2013, we have a total accumulated deficit of $4.8 million and working capital of $79,680, which management believes is sufficient to fund operations through at least the next six months, however we intend to raise additional capital (presumably through equity offerings and/or debt borrowing) as the opportunity presents itself.

We expect to incur losses from operations for the near future. We expect to incur increasing research and development expenses. We expect our general and administrative expenses will increase in the future as we expand our business development, add infrastructure and incur additional costs related to being a public company.

Cash Flow

Operating activities: We used cash of $174,642 for the nine month period ended September 30, 2013 (2012: $206,007). The following is a breakdown of the cash and non-cash items used for operating activities, aside from the net losses in each period: Impairment and depreciation of $0 (2012: $1,527); accretion of asset retirement obligation of $0 (2012: $2,216); a non cash gain on the disposal of assets of $49,338 (2012: $0); changes in accounts receivable resulted in an increase in cash of $800 (2012: increase in cash of $14,514); changes in prepaid expenses resulted in an increase in cash of $6,058 (2012: decrease in cash of $9,220); changes in accounts payable and accrued expenses (including related party) resulted in an increase in cash of $83,313 (2012: decrease in cash of $15,317) respectively.

Investing Activities: During the nine month period ended September 30, 2013 the Company invested cash of $105,854 in the purchase of intellectual property and received cash of $3,000 from the disposal of oil and gas properties.  During the nine month period ended September 30, 2012 the Company invested cash of $2,754 in the purchase of oil and gas properties.

Financing Activities: There were no financing activities during 2013 and 2012.

Dividends

We have neither declared nor paid any dividends on our common stock. We intend to retain our earnings to finance growth and expand our operations and do not anticipate paying any dividends on our common stock in the foreseeable future.

Market Risk Disclosures

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes during the three months ended September 30, 2013 and the subsequent period to November 14, 2013.

Off-balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at September 30, 2013, and the subsequent period to November 14, 2013, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements.

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

Critical Accounting Policies

See “Note 2. Significant Accounting Policies in the Notes to the Consolidated Financial Statements” included herein.

Related Party Transactions

Our proposed business may raise potential conflicts of interests between certain of our officers and directors and us. In the event that such a conflict of interest arises at a meeting of our directors, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. In appropriate cases, we will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict. From time to time, several companies may participate in the acquisition, exploration and development of natural resource properties thereby allowing for their participation in larger programs, involvement in a greater number of programs and reduction of the financial exposure with respect to any one program. It may also occur that a particular company will assign all or a portion of our interest in a particular program to another of these companies due to the financial position of the company making the assignment.

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

Effective as of August 1, 2013, Dr. Kenneth Kirkland was appointed to serve as a member of the Board. As per above, both Dr. Kirkland and Joseph Sierchio were granted incentive stock options to purchase up to 20,000 shares of our common stock at an exercise price of $0.65 per share, the closing price of our common stock as quoted on the OTCQB tier on July 31, 2013, pursuant to the Incentive Plan.

Effective September 30, 2013, Ms. Bien resigned as our Chief Financial Officer. Effective September 30, 2013, Ms. Rosen resigned as President and Chief Executive Officer and entered into the Rosen Services Agreement, pursuant to which Ms. Rosen serves as our Chief Financial Officer. Pursuant to the Rosen Services Agreement, Ms. Rosen will provide us with services consistent with that of a Chief Financial Officer on a part-time basis, for which she will be paid a monthly fee of $2,400 and will be reimbursed for any business related expenses.
For the three and nine month periods ended September 30, 2013, fees of $75,040 (2012: $43,298) and $105,432 (2012: $82,210), respectively, were paid or are due to officers, directors and companies controlled by our directors. Included in accounts payable at September 30, 2013 were related party liabilities of $74,562  (December 31, 2012: $9,638).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the nine month period ended September 30, 2013, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that: (i) information required to be disclosed by us in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes to internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the terms of the Asset Purchase Agreement we entered into with Dr. Gerlach, on July 12, 2013, we issued to Dr. Gerlach a Series A Warrant entitling him to purchase shares of our common stock, subject to vesting milestones through July 11, 2019, at an exercise price of $0.35 per share. The issuance of the Series A Warrant was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) by reason of the securities registration exemption contained in Section 4(2) of the Securities Act for a transaction by an issuer not involving a public offering.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description of Exhibit

4.1	Series A Common Stock Purchase Warrant. (Incorporated by reference to the Form 8-K filed by Janus Resources, Inc. on July 18, 2013)
10.1	At-Will Executive Services Agreement between Janus Resources, Inc. and Rhonda B. Rosen dated as of October 1, 2013.*
10.2	Asset Purchase Agreement between Janus Resources, Inc. and Jörg Gerlach, MD, PhD, dated as of June 21, 2013. (Incorporated by reference to the Form 8-K filed by Janus Resources, Inc. on July 18, 2013)
10.3
Finder’s Agreement between Janus Resources, Inc. and Vector Asset Management, Inc. dated as of August 13, 2013. (Incorporated by reference to the Form 10-Q filed by Janus Resources, Inc. on August 14, 2013)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension - Schema Document**
101.CAL	XBRL Taxonomy Extension - Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension - Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension - Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension - Presentation Linkbase Document**

* Filed herewith.

** Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Janus Resources, Inc. (Registrant)

By:	/s/ Joseph Sierchio
Name:	Joseph Sierchio
Title:	Acting Interim President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Rhonda B. Rosen
Name:	Rhonda B. Rosen
Title:	Chief Financial Officer
(Principal Financial Officer)