Form 10-K
period 2013-12-31
RenovaCare, Inc.
filed 2014-03-28
CIK 1016708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________

Commission file number 000-30156

RENOVACARE, INC.
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
(Title of Class)

OTC Markets Group, Inc. QB tier (“OTCQB”)
(Name of exchange on which registered)

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date file required to be submitted and posted pursuant to Rule 405 of Regulations S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 28, 2013, as reported on the OTCQB was $20,585,780. Common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 24, 2014, there were 66,575,122 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: None.

RENOVACARE, INC.

FORM 10-K
For The Fiscal Year Ended December 31, 2013

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to RenovaCare, Inc. and its subsidiaries that is based on management’s exercise of business judgment and assumptions made by and information currently available to management. Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements and unknown, unidentified or unpredictable factors could materially and adversely impact our future results. We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events. Several of these factors include, without limitation:

•
our ability to meet requisite regulations or receive regulatory approvals in the United States, and our ability to retain any regulatory approvals that we may obtain; and the absence of adverse regulatory developments in the United States and abroad;

•	new entrance of competitive products or further penetration of existing products in our markets;

•	the effect on us from adverse publicity related to our products or the company itself; and

•	any adverse claims relating to our intellectual property

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

We file reports with the Securities and Exchange Commission. We make available on our website free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Information appearing at our website is not a part of this Annual Report on Form 10-K. You can also read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1. Business

Overview

RenovaCare, Inc. (formerly Janus Resources, Inc.) (together with its wholly owned subsidiary, “RenovaCare” “the Company” “we” “us” and “our”) was incorporated under the laws of the State of Nevada and has an authorized capital of 500,000,000 shares of $0.00001 par value common stock, of which 66,575,122 shares are outstanding as of March 24, 2014, and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

On January 7, 2014, we filed a Certificate of Amendment to Articles of Incorporation changing our name from “Janus Resources, Inc.” to “RenovaCare, Inc.” so as to more fully reflect our operations. The Financial Industry Regulatory Authority (“FINRA”) declared the name change effective as of January 9, 2014. In conjunction with the name change, we changed our stock symbol on the OTCQB from “JANI” to “RCAR”.

Our principal executive offices are located at 430 Park Avenue, Suite 702, New York, NY 10022. Our telephone number is (800) 755-5815.

As we are a smaller reporting company, we are not required to make certain disclosures otherwise required to be made in a Form 10-K.

Description of Business

We are a development-stage company focusing on the acquisition, research, development and, if warranted, commercialization of autologous (using a patient’s own cells) cellular therapies that can be used for medical and aesthetic applications. On July 12, 2013, we, through our wholly owned subsidiary, RenovaCare Sciences Corp., completed the acquisition of our flagship technology, a treatment methodology for skin isolation, spraying and associated equipment for the regeneration of human skin cells (the “Cell Deposition Device”), which has been shown in early human clinical use in the United States to naturally regenerate and heal skin for burn victims, along with the associated United States and foreign patents and patent applications. The development of our Cell Deposition Device is in the early stage and we anticipate that we will be required to expend significant time and resources to further develop our technology and determine whether a commercially viable product can be developed. Research and development of new technologies involves a high degree of risk and there is no assurance that our development activities will result in a commercially viable product. The long-term profitability of our operations will be, in part, directly related to the cost and success of our development programs, which may be affected by a number of factors.

The average adult human has a skin surface area of between 16 - 21 square feet, which protects all other organs against the external environment. When a person’s skin is assailed by trauma or exposed to extreme heat, the skin’s various layers may be destroyed and depending on the severity of the injury, might cause life-threatening conditions. Currently, severe trauma to the skin, such as second or third degree burns, requires surgical mesh-grafting of skin, whereby healthy skin is removed from one area of the patient’s body (a “donor site”) and implanted on the damaged area. While mesh grafting is often the method of choice, there are significant deficiencies with this method. The surgical procedure to remove healthy skin from the donor site can be painful and leaves the patient with a new wound that must also be attended to. In many instances the aesthetic results are not satisfying, as the color of the skin from the donor site may not match the skin color of the damaged skin. Additionally, since the ratio between the size of the wound area and the size of the donor site is quite low, i.e. the size of the skin removed must be substantially equal in size to the size of the damaged skin, the mesh-grafting approach is in many cases limited. Donor and injury sites can take weeks to heal, requiring expensive hospital stays, ongoing wound dressing management, and ever-changing anti-infection strategies.

We are currently evaluating the efficacy and potential of our Cell Deposition Device, in combination with our unique cell isolation method, in the treatment of tissue that has been subject to severe trauma such as second and third degree burns. In small scale clinical trials, the Cell Deposition Device and cell isolation methodology has shown the ability to regenerate a more natural and thicker skin. The Cell Deposition Device utilizes the patient’s own skin stem cells and is able to address much larger treatment areas and at the same time reduce the size of the donor site. Furthermore, we believe the Cell Deposition Device enables the effective treatment of other skin disorders with minimal scarring compared to skin grafting.

Governmental Regulations

Domestic Regulation

Governmental authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, packaging, promotion, storage, advertising, distribution, marketing and export and import of products or devices such as those we are attempting to develop. Our device candidates, to the extent they are developed, will be subject to 510(k) clearance or pre-market approval by the FDA prior to their marketing for commercial use in the United States, and to any approvals required by foreign governmental entities prior to their marketing outside the United States. In addition, any changes or modifications to a device that has received regulatory clearance or approval that could significantly affect its safety or effectiveness, or would constitute a major change in its intended use, may require the submission of a new application for 510(k) clearance, pre-market approval or foreign regulatory approvals.

The 510(k) clearance and pre-market approval processes, as well as the process of obtaining foreign approvals, can be expensive, time consuming and uncertain. It generally takes from four to twelve months from submission to obtain 510(k) clearance, and from one to three years from submission to obtain pre-market approval; however, it may take longer, and 510(k) clearance or pre-market approval may never be obtained. Delays in receipt of, or failure to obtain, clearances or approvals for future products, including tests that are currently in design or development, would result in delayed, or no, realization of revenues from such products and in substantial additional costs which could decrease our profitability. We have not yet submitted any devices for 510(k) approval and there are no guarantees that we will make such a submission or that if we do our submission will be approved.

HIPAA Requirements

Other federal legislation may affect our ability to obtain certain health information in conjunction with any research activities we conduct. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), mandates, among other things, the adoption of standards designed to safeguard the privacy and security of individually identifiable health information. In relevant part, the U.S. Department of Health and Human Services (“HHS”), has released two rules to date mandating the use of new standards with respect to such health information. The first rule imposes new standards relating to the privacy of individually identifiable health information. These standards restrict the manner and circumstances under which covered entities may use and disclose protected health information so as to protect the privacy of that information. The second rule released by HHS establishes minimum standards for the security of electronic health information. While we do not believe we are directly regulated as a covered entity under HIPAA, the HIPAA standards impose requirements on covered entities conducting research activities regarding the use and disclosure of individually identifiable health information collected in the course of conducting the research. As a result, unless they meet these HIPAA requirements, covered entities conducting clinical trials for us may not be able to share with us any results from clinical trials that include such health information.

Other U.S. Regulatory Requirements

In the United States, the research, manufacturing, distribution, sale, and promotion of drug and biological products are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration), other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the False Claims Act, and similar state laws, each as amended. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Health Care Act of 1992, each as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection, unfair competition, and other laws.

International Regulation

The regulation of any potential product candidates we may produce outside of the United States varies by country. Certain countries regulate human tissue products as a pharmaceutical product, which would require us to make extensive filings and obtain regulatory approvals before selling our product candidates. Certain other countries may classify our product candidates as human tissue for transplantation but may restrict its import or sale. Other countries have no application regulations regarding the import or sale of products similar to potential product candidates, creating uncertainty as to what standards we may be required to meet.

Competition

The pharmaceutical and wound care industries are characterized by intense competition, rapid product development and technological change. Our Cell Deposition Device competes with a variety of companies in the wound care markets, many of which offer substantially different treatments for similar problems. Currently Avita Medical Limited offers ReCell® Spray-On Skin™, a cell spray device and a cell isolation procedure for autologous cells. Integra Lifesciences Holding Corp. sells Integra® Dermal Regeneration Template, which does not use autologous cells, but instead uses mesh-grafted tissue. Other competitors include Fibrocell Science, Inc., Shire Plc and Organogenesis, Inc.

Many of our competitors are large, well-established pharmaceutical, chemical, cosmetic or health care companies with considerably greater financial, marketing, sales and technical resources than those available to us. Additionally, many of our present and potential competitors have research and development capabilities that may allow them to develop new or improved products that may compete with our product lines. Our potential products could be rendered obsolete or made uneconomical by the development of new products to treat the conditions addressed by our products, technological advances affecting the cost of production, or marketing or pricing actions by one or more of our competitors.

Strategy

Our ultimate goal is to leverage the potential of our Cell Deposition Device, together with our cell isolation method, as cutting edge treatments in skin therapy. Before we can do so, however, there are a number of steps we must first take, including:

•	initiating a series of clinical trials to determine the Cell Deposition Device’s efficacy for treating wounds and burns;
•	expanding the range of possible applications;
•	formalizing collaborations with universities and scientific partners;
•	creating a network of clinical and research partners; and
•	achieving Food and Drug Administration (the “FDA”) and other regulatory approval.

Additionally, we will likely be required to raise significant capital in order to fund our ongoing research and development operations, and there is no guarantee that we will be able to raise on acceptable terms, if at all.

Discontinued Operations

Sale of Fostung Resources Ltd.

On December 31, 2013, we entered into a stock purchase agreement with Duke Mountain Resources, Inc. (“Duke”), a Nevada corporation, pursuant to which we sold to Duke 100% of the issued and outstanding shares of Fostung Resources Ltd. (“Fostung Resources”), a corporation organized under the laws of Ontario, Canada and a wholly owned subsidiary of ours, in exchange for a promissory note in the amount of $80,000, which amount approximated the fair value of the leases and mining claims controlled by Fostung Resources, as concluded by an independent third-party geological consultant.

Sale of Oil and Gas Properties

On February 18, 2013, we completed the sale of our working interest in the Onnie Ray #1, Haile #1, Pearce #1 and Stahl #1 oil wells. We entered into an Assignment Agreement with Leexus Oil LLC, the wells operator, whereby we assigned our right, title and interest in the oil, gas and mineral leases and the oil and gas wells. Payment for the assignment was the assumption of all outstanding liabilities and assumption of all future payments for any and all work performed on the wells. On February 19, 2013, we completed the sale of our working interest in the Cooke #6 well. We entered into an Assignment Agreement with Millennium Petro-Physics, the well operator, whereby we assigned our right, title and interest in the oil, gas and mineral leases and the oil and gas wells. Payment for the assignment was $3,000 cash.

Operations

We expect to be engaged in research and development activities for the foreseeable future.

Employees

We currently have two part-time contractors providing services to us, Mr. Thomas Bold, our President and Chief Executive Officer and Ms. Rhonda B. Rosen, our Chief Financial Officer.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any properties. Our corporate offices are located at 430 Park Avenue, Suite 702, New York, NY 10022 and it provided to us free of charge by one of our directors; we do not have a lease agreement for our corporate office.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

On January 7, 2014, we filed a Certificate of Amendment to Articles of Incorporation changing our name from “Janus Resources, Inc.” to “RenovaCare, Inc.” FINRA declared the name change effective as of January 9, 2014. In conjunction with the name change, we changed our stock symbol on the OTCQB from “JANI” to “RCAR”.

The following table sets forth the high and low bid prices for our common stock for the calendar quarters indicated as reported by the OTCQB for the last two years. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2013 – High	$0.38	$0.80	$0.74	$1.37
2013 – Low	$0.33	$0.37	$0.55	$0.56
2012 – High	$0.55	$0.58	$0.43	$0.37
2012 – Low	$0.28	$0.40	$0.37	$0.33

The closing price of our common stock on March 24, 2014, was $1.25.

As of March 24, 2014, there were approximately 324 stockholders of record.

Transfer Agent

The transfer agent of our common stock is Worldwide Stock Transfer, LLC, having an office at One University Plaza, Suite 505, Hackensack, NJ, USA 07601; their phone number is (201) 820-2008.

Penny Stock

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Our stock is currently a “penny stock.” Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the Commission shall require by rule or regulation. The broker-dealer also must provide to the customer, prior to effecting any transaction in a penny stock: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules.

Rule 144

There were 66,575,122 shares of our common stock issued and outstanding at March 24, 2014, of which 42,921,800 shares are deemed “restricted securities,” within the meaning of Rule 144. Absent registration under the Securities Act, the sale of such shares is subject to Rule 144, as promulgated under the Securities Act.

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

Rule 144 also permits a person who presently is not and who has not been an affiliate of ours for at least three months immediately preceding the sale and who has beneficially owned the shares of common stock for at least six months to sell such shares without restriction other than the requirement that there be current public information as set forth in Rule 144. To the extent that Rule 144 is otherwise available, this provision is currently applicable to all of the restricted shares. If a non-affiliate has held the shares for more than one year, such person may make unlimited sales pursuant to Rule 144 without restriction. The possibility that substantial amounts of our common stock may be sold under Rule 144 into the public market may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital in the future through the sale of equity securities.

Dividend Policy

We have not paid any dividends on our common stock and our Board of Directors (the “Board”) presently intends to continue a policy of retaining earnings, if any, for use in our operations. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. The Nevada Revised Statutes prohibit us from declaring dividends where, if after giving effect to the distribution of the dividend:

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

Results of Operations

Year Ended Year Ended December 31, 2013 (Fiscal 2013) versus December 31, 2012 (Fiscal 2012)

	For the Years Ended December 31,
	2013	2012	$ change	% change
Operating expenses
General and administrative	$628,545	$229,539	$399,006	173.8
Net loss from continuing operations	(628,545)	(229,539)	$399,006	173.8
Discontinued operations
Income (loss) from discontinued operations	$-	$(14,420)	$(14,420)	100.0
Gain (loss) on disposal of assets	49,338	-	49,338	100.0
Loss on disposal of subsidiary	$(453,581)	$-	$(453,581)	3,045.5
Loss from discontinued operations	$(404,243)	$(14,420)	$(389,823)	2,703.4
Net loss	$(1,032,788)	$(243,959)	$(788,829)	323.3

Continuing Operations

Our expenses consist primarily of professional fees and administrative costs. For the years ended December 31, 2013 and 2012, general and administrative expenses were $628,545 and $229,539, respectively. The increase in general and administrative fees in 2013 of $398,806 was due primarily to a $263,399 increase in consulting fees, of which $237,971 represented non-cash stock based consulting expenses. In addition, legal fees in 2013 increased by $114,863 as a result of increased patent related and financing activity.

As a result of the foregoing, net loss from continuing operations for twelve months ended December 31, 2013 and 2012 was $(628,545) and $(229,539), respectively.

Discontinued Operations

Income (loss) from oil and gas activities was $(14,420) for the year ended December 31, 2012. Gain on the disposal of our oil and gas properties for the year ended December 2013 was $49,338. Loss on disposal of the Fostung subsidiary in the year ended December 31, 2013 was $(453,581). Net loss from discontinued operations for the years ended December 31, 2013 and 2012 were $(404,243) and $(14,420), respectively.

Net loss for the years ended December 31, 2013 and 2012 were $(1,032,788) and $(243,959), respectively.

Liquidity and Capital Resources

We currently finance our activities primarily by the private placement of our equity securities. There is no assurance that equity funding will be accessible to us at the times and in the amounts required to fund our ongoing operations. There are many conditions beyond our control which have a direct bearing on the level of investor interest in the purchase of our securities. We do not have any agreements or understandings with any person as to additional financing.

At December 31, 2013, we had cash of $1,508,843 (2012 - $513,595) and working capital of $1,454,633 (2012 – $481,414). Total liabilities as of December 31, 2013 were $55,440 (2012 - $98,075).

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 1 to the consolidated financial statements, we have incurred recurring operating losses since inception of $5.5 million. We require additional funds to meet our obligations and maintain our operations. We have sufficient working capital to (i) pay our administrative and general operating expenses through December 31, 2014, and (ii) to conduct our preliminary research and development programs. Without sufficient cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional research and development programs on our Cell Deposition Device.

Cash Flow

Operating activities: We used cash of $349,898 for operating activities for the year ended December 31, 2013 (2012 - $267,214). We have financed our operations through the sale of our equity securities, as outlined below.

Investing Activities: During the year ended December 31, 2013, proceeds from the disposal of oil and gas properties was $3,000, as compared to cash used in 2012 to acquire oil and gas properties of $6,962. During the year ended December 31, 2013, $162,854 in cash was used to acquire intellectual property related primarily to the Cell Deposition Device. There were no additions to the capitalized Fostung property in 2013 or in 2012, and no cash received in the year ended December 31, 2013 when the subsidiary was sold.

Financing Activities: Cash flows from financing activities for the years ended December 31, 2013 and 2012 were $1,505,000 and $0, respectively. The following is a description of the financing activities we conducted for the year ended December 31, 2013:

On November 29, 2013, we entered into a subscription agreement with Kalen Capital Corporation (the “Investor”), a private Alberta corporation wholly owned by Mr. Harmel Rayat and a majority shareholder of ours, pursuant to which the Investor purchased 3,500,000 units of our equity securities (the “Units”) at a purchase price of $0.43 per Unit, for an aggregate purchase amount of $1,505,000. Each Unit consists of: (a) one share of common stock, par value $0.00001 (the “Common Stock”); (b) one Series B Stock Purchase Warrant (the “Series B Warrant”) exercisable for one share of Common Stock at an exercise price of $0.43 per share if exercised within the first eighteen months or $0.46 per share if exercised after the first eighteen months and prior to expiration on November 29, 2018; and (c) one Series C Stock Purchase Warrant (the “Series C Warrant”) exercisable for one share of Common Stock at an exercise price of $0.43 per share if exercised within the first eighteen months or $0.49 per share if exercised after the first eighteen months and prior to expiration on November 29, 2018. Each of the Series B Warrant and Series C Warrant contains a provision allowing the holder to exercise the respective warrant on a cashless basis as further set forth therein. The Unit price of $0.43 represents a 30% discount to the 20 day average closing price of the Common Stock as quoted on the OTCQB as of October 31, 2013, the last trading date prior to us entering into a non-binding term sheet with the Investor regarding the purchase of the Units.

Dividends

We have neither declared nor paid any dividends on its common stock. We intend to retain our earnings to finance growth and expand our operations and do not anticipate paying any dividends on our common stock in the foreseeable future.

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

Management is of the opinion that we are not exposed to significant interest or credit risks arising from these financial instruments.

Share Capital

At March 24, 2014, we had:

•	Authorized share capital of 10,000,000 (December 31, 2012 – 10,000,000) preferred shares with par value of $0.0001.
•	Authorized share capital of 500,000,000 (December 31, 2012, – 200,000,000) common shares with par value of $0.00001 each.
•	66,575,122 common shares were issued and outstanding (December 31, 2012, – 63,075,122).

Market Risk Disclosures

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes during the years ended December 31, 2013 and 2012, and the subsequent period to March 24, 2014.

Off-balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at December 31, 2013, and the subsequent period to March 24, 2014, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements.

Critical Accounting Policies

See “Note 2. Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in this Form 10-K.

Related Party Transactions

Our proposed business raises potential conflicts of interests between certain of our officers and directors and us. Certain of our directors are employees or consultants to other companies in the healthcare industry and, to the extent that such other companies may participate in ventures in which we may participate, our directors may have a conflict of interest in negotiating and concluding terms regarding the extent of such participation. In the event that such a conflict of interest arises at a meeting of our directors, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. Other than as indicated, we have no other procedures or mechanisms to deal with conflicts of interest. We are not aware of the existence of any conflict of interest as described herein.

Other than as disclosed below, during the years ended December 31, 2013 and 2012, and the subsequent period, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

On November 29, 2013, we entered into a subscription agreement with the Investor, a private Alberta corporation wholly owned by Mr. Harmel Rayat and a majority shareholder of ours, pursuant to which the Investor purchased 3,500,000 Units at a purchase price of $0.43 per Unit, for an aggregate purchase amount of $1,505,000. Each Unit consists of: (a) one share of Common Stock; (b) one Series B Warrant exercisable for one share of Common Stock at an exercise price of $0.43 per share if exercised within the first eighteen months or $0.46 per share if exercised after the first eighteen months and prior to expiration on November 29, 2018; and (c) one Series C Warrant exercisable for one share of Common Stock at an exercise price of $0.43 per share if exercised within the first eighteen months or $0.49 per share if exercised after the first eighteen months and prior to expiration on November 29, 2018. Each of the Series B Warrant and Series C Warrant contains a provision allowing the holder to exercise the respective warrant on a cashless basis as further set forth therein. The Unit price of $0.43 represents a 30% discount to the 20 day average closing price of the Common Stock as quoted on the OTCQB as of October 31, 2013, the last trading date prior to us entering into a non-binding term sheet with the Investor regarding the purchase of the Units.

On December 31, 2013, we completed the sale of 100% of the issued and outstanding shares of Fostung Resources to Duke for a promissory note in the amount of $80,000, which amount approximated the fair value of the leases and mining claims controlled by Fostung Resources, as concluded by an independent third-party geological consultant. Mr. Herdev S. Rayat, the majority shareholder of Duke is the brother of Mr. Harmel S. Rayat, our majority shareholder.

During the year ended December 31, 2013, management fees of $30,567 (2012 - $31,091) were paid to our officers.

During the year ended December 31, 2013, directors’ fees of $2,000 (2012 - $0) were paid to our non-officer directors.

During the year ended December 31, 2013, legal fees of $197,609 (2012 - $31,091) were paid or are due to our attorney, Mr. Sierchio, who was appointed to our Board effective August 26, 2010.

Plans for Next Twelve Months

The following Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below. Our actual results could differ materially from those anticipated in these forward-looking statements.

During the next twelve months we intend to continue our research and development efforts on the Cell Deposition Device.

Recent Accounting Pronouncements

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

The following audited consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm	15
Consolidated Balance Sheets as of December 31, 2013 and 2012	16
Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 and February 20, 2013 (the date of entering the development stage) to December 31, 2013	17
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013 and 2012 and February 20, 2013 (the date of entering the development stage) to December 31, 2013	18
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013 and 2012	19
Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and February 20, 2013 (the date of entering the development stage) to December 31, 2013	20
Notes to the Consolidated Financial Statements	21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
RenovaCare, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of RenovaCare, Inc. and Subsidiaries (a development stage company) (“the Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the years then ended and for the period from February 20, 2013 (the date of entering the development stage) to December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RenovaCare, Inc. and Subsidiaries (a development stage company) as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended and for the period from February 20, 2013 (the date of entering the development stage) to December 31, 2013, in conformity with accounting principles generally accepted in the United States.

/s/ PETERSON SULLIVAN LLP
Seattle, Washington
March 28, 2014

RENOVACARE, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$1,508,843	$513,595
Prepaid expenses	1,230	7,562
Current assets of discontinued operations	-	800
Total current assets	1,510,073	521,957

Note receivable from Duke Mountain	80,000	-
Long-term assets of discontinued operations	-	543,877
Intangible Assets	162,854	-
Total assets	$1,752,927	$1,065,834

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$11,221	$17,973
Accrued expenses - related parties	44,219	9,638
Current liabilities of discontinued operations	-	12,932
Total current liabilities	55,440	40,543
Long-term liabilities of discontinued operations	-	57,532
Total liabilities	55,440	98,075

STOCKHOLDERS' EQUITY
Preferred stock: $0.0001 par value: Authorized: 10,000,000 shares, Issued and outstanding: nil	-	-
Common stock: $0.00001 par value: Authorized: 500,000,000 and 200,000,000 shares, respectively Issued and outstanding: 66,575,122 shares (2012: 63,075,122)	666	631
Additional paid-in capital	7,220,612	5,462,236
Accumulated deficit	(4,455,482)	(4,491,004)
Accumulated deficit since development stage	(1,068,310)	-
Accumulated other comprehensive loss	-	(4,104)
Total stockholders' equity	1,697,486	967,759
Total liabilities and stockholders' equity	$1,752,927	$1,065,834

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,		From February 20, 2013 (Date of Entering Development Stage) to December 31,
	2013	2012	2013

Revenue	$-	$-	$-

Expenses
General and administrative expenses	628,545	229,539	614,729
Total operating expenses	628,545	229,539	614,729

Net loss from continuing operations	(628,545)	(229,539)	(614,729)

Discontinued operations

Income/(loss) from discontinued operations	-	(14,420)	-
Gain on disposal of assets (oil and gas)	49,338	-	-
Loss on disposal of subsidiary (Fostung)	(453,581)	-	(453,581)
Loss on discontinued operations	(404,243)	(14,420)	(453,581)
Net loss	$(1,032,788)	$(243,959)	$(1,068,310)

Earnings per share - basic and diluted
Loss per common share continuing operations	(0.01)	(0.00)
Loss per common share discontinued operations	(0.01)	(0.00)
Loss per common share	$(0.02)	$(0.00)

Weighted average shares outstanding	63,401,149	63,075,122

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended December 31,		From February 20, 2013 (Date of Entering Development Stage) to December 31,
	2013	2012	2013
Net loss	$(1,032,788)	$(243,959)	$(1,068,310)
Other comprehensive loss
Reclassification adjustment on disposal of subsidiary	4,104	-	4,104
Total comprehensive loss	$(1,028,684)	$(243,959)	$(1,064,206)

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended December 31, 2012 and 2013

	Common Stock		Additional	Accumulated	From February 20, 2013 (Date of Entering Development Stage) Accumulated	Accumulated other comprehensive
	Shares	Amount	paid-in capital	deficit	deficit	(loss)	Total

Balance, December 31, 2011	63,075,122	$631	$5,462,236	$(4,247,045)	$-	$(4,104)	$1,211,718

Net loss	-	-	-	(243,959)	-	-	(243,959)

Balance, December 31, 2012	63,075,122	631	5,462,236	(4,491,004)	-	(4,104)	967,759
						-
Stock based compensation - Series A Warrant	-	-	237,971	-	-	-	237,971

Stock based compensation - options	-	-	15,440	-	-	-	15,440
Issuance of Units	3,500,000	35	1,504,965	-	-	-	1,505,000

Reclassification adjustment on disposal of subsidiary	-	-		-	-	4,104	4,104

Net income (loss)	-	-	-	35,522	(1,068,310)	-	(1,032,788)

Balance, December 31, 2013	66,575,122	$666	$7,220,612	$(4,455,482)	$(1,068,310)	$-	$1,697,486

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)

	For the Year Ended December 31,		From February 20, 2013 (Date of Entering Development Stage) to December 31,
	2013	2012	2013

Cash flows from operating activities:
Net loss	$(1,032,788)	$(243,959)	$(1,068,310)
Adjustments to reconcile net loss to
net cash flows from operating activities:
Stock based compensation expense	15,440	-	15,440
Stock based consulting expense	237,971	-	237,971
Impairment and depreciation	-	1,527	-
Accretion of asset retirement obligation	-	2,216	-
Gain on disposal of oil and gas properties	(49,338)	-	-
Loss on disposal of subsidiary	453,581	-	453,581
Changes in operating assets and liabilities:
Decrease (increase) in receivables	800	13,714	3,801
Decrease (increase) in prepaid expenses	6,332	(7,562)	3,815
(Decrease) increase in accounts payable
and accrued expenses	18,104	(33,150)	20,256
Net cash flows from operating activities	(349,898)	(267,214)	(333,447)

Cash flows from investing activities:
Acquisition of oil and gas properties	-	(6,962)	-
Proceeds from disposal of oil and gas properties	3,000	-	-
Acquisition of intellectual property	(162,854)	-	(162,854)
Net cash flows from investing activities	(159,854)	(6,962)	(162,854)

Cash flows from financing activities:
Sale of common stock and warrants	1,505,000	-	1,505,000
Net cash flows from financing activities	1,505,000	-	1,505,000

Change in cash and cash equivalents	995,248	(274,176)	1,008,699
Cash and cash equivalents, beginning of period	513,595	787,771	500,144
Cash and cash equivalents, end of period	$1,508,843	$513,595	$1,508,843

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities
Note received on disposal of subsidiary	$80,000	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Nature and Continuance of Operations

RenovaCare, Inc., together with its wholly owned subsidiary (the “Company”), focuses on the acquisition, research, development and, if warranted, commercialization of autologous (using a patient’s own cells) cellular therapies that can be used for medical and aesthetic applications. The Company was previously involved in the exploration and development of both mineral exploration properties and oil and gas properties. The Company sold its oil and gas properties on February 18 and 19, 2013 and sold its subsidiary which controlled various mineral leases and mining claims on December 31, 2013. Effective February 20, 2013, the Company became a development stage company.

On July 12, 2013, the Company, together with its wholly owned subsidiary, RenovaCare Sciences Corp. (“RenovaCare Sciences”), a Nevada corporation formerly known as Janus Acquisition Corp., entered into an asset purchase agreement with Dr. Jörg Gerlach, MD, PhD, pursuant to which RenovaCare Sciences purchased all of Dr. Gerlach’s rights, title and interest to a treatment methodology for skin isolation , spraying and associated equipment for the regeneration of human skin cells (the “Cell Deposition Device”), along with the associated US and foreign patents and patent applications. The development of the Cell Deposition Device is in the early stages and we anticipate that significant time and financial resources will be required to further develop the technology and determine whether a commercially viable product can be developed.

On December 31, 2013, we entered into a stock purchase agreement with Duke Mountain Resources, Inc. (“Duke”), a Nevada corporation, pursuant to which we sold to Duke 100% of the issued and outstanding shares of Fostung Resources Ltd. (“Fostung Resources”), a corporation organized under the laws of Ontario, Canada and a wholly owned subsidiary of ours, for a promissory note in the amount of $80,000, which amount approximated the fair value of the leases and mining claims controlled by Fostung Resources, as concluded by an independent third-party geological consultant.

The Company has recently incurred net operating losses and operating cash flow deficits. The Company’s total accumulated deficit is $5.5 million as of December 31, 2013. The Company does not currently generate revenues and will continue to incur losses from operations and operating cash flow deficits in the future. Management believes that the Company’s cash and cash equivalent balances, anticipated cash flows from operations and other external sources of capital will be sufficient to meet our cash requirements through December 31, 2014. The future of the Company after December 2014 will depend in large part on its ability to successfully raise capital from external sources to fund operations.

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

Principles of Consolidation

These consolidated financial statements have been prepared in accordance with US GAAP and include the accounts of the Company and its wholly owned subsidiary, RenovaCare Sciences. All significant intercompany transactions and balances have been eliminated. RenovaCare Sciences was incorporated under the laws of the State of Nevada on June 12, 2013.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents may at times exceed federally insured limits.

Note Receivable from Duke Mountain

The note receivable from Duke Mountain is unsecured, bears interest at 4.0%, and principal and interest are due on December 31, 2015. The Company’s credit risk assessment is limited due to the related party nature of the arrangement.

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, and payables approximate fair value based on observable quoted prices for active markets – Level 1 inputs. The carrying amount of the note receivable from Duke Mountain approximates fair value based on observable market inputs for interest rates – Level 2 inputs.

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

Intangible Assets

The intangible asset consists primarily of Cell Deposition Device technology that the Company acquired during 2013 and is recorded at cost. At the time of acquisition, the technology had not reached technological feasibility. The amount capitalized is accounted for as an indefinite-lived intangible asset, subject to impairment testing until completion or abandonment. Upon successful completion, a determination will be made as to the then useful life of the intangible asset, generally determined by the period in which substantially all of the cash flows are expected to be generated, and begin amortization. The Company tests the intangible asset for impairment at least annually or more frequently if impairment indicators exist after performing a qualitative analysis. Management has multiple criteria that it considers when performing the qualitative analysis. The results of this review are then weighed and prioritized. If the totality of the relevant events and circumstances indicate that it is not more likely than not that the fair value of the intangible asset is less than its carrying amount, additional impairment tests are not necessary.

The Company assessed the following qualitative factors that could affect any change in the fair value of the intangible asset: analysis of the technology’s current phase, additional testing necessary to bring the technology to market, development of competing products, changes in projections caused by delays, changes in regulations, changes in the market for the technology and changes in cost projections to bring the technology to market. Based on a qualitative assessment, management concluded that a positive assertion can be made from the qualitative assessment that it is not more likely than not that the fair value of the intangible asset is less than its carrying amount.

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

Income Taxes

The Company recognizes income taxes on an accrual basis based on tax positions taken, or expected to be taken, in tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized. No provision for income taxes was recorded during the periods presented because the Company had a net taxable loss. Should they occur, our policy is to classify interest and penalties related to tax positions as interest expense. Since our inception, no such interest or penalties have been incurred.

Discontinued Operations

The assets and financial results of the Company’s oil and gas and mineral assets are being reported as discontinued operations as a result of the sale of the oil and gas properties in February 2013 and the sale of the Company’s subsidiary which controlled various mineral leases and claims in December 2013. Certain amounts reported in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income (loss). See “Note 3. Discontinued Operations” for a summary of the amounts reclassified for the periods presented herein.

Earnings (Loss) Per Share

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. Potentially dilutive shares of common stock consisted of warrants to purchase shares of common stock (8,200,000 shares for 2013 and nil shares for 2012) and options to purchase shares of common stock (80,000 shares for 2013 and nil shares for 2012). During the periods presented, potentially dilutive shares of common stock were not included in the computation of dilutive loss per share as to do so would be anti-dilutive.

Comprehensive Income (Loss)

Comprehensive loss is comprised of net loss,and a reclassification on disposal of subsidiary for the periods presented.

Related Party Transactions

A related party is generally defined as (i) any person who holds 10% or more of the Company’s securities and their immediate families; (ii) the Company’s management; (iii) someone who directly or indirectly controls, is controlled by or is under common control with the Company; or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See “Note 7. Related Party Transactions,” for further discussion.

3. Discontinued Operations

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

The carrying amount of the oil and gas properties was $24,127 on the date of disposal. The related asset retirement obligation amounted to $57,532 and liabilities assumed amounted to $12,932. Including the $3,000 cash received, the Company recognized a gain of $49,338 in the year ended December 31, 2013, as a result of the disposal.

On December 31, 2013, we entered into a stock purchase agreement with Duke, pursuant to which we sold to Duke 100% of the issued and outstanding shares of Fostung Resources, a wholly owned subsidiary of ours, for a promissory note in the amount of $80,000, which amount approximated the fair value of the leases and mining claims controlled by Fostung Resources, as concluded by an independent third-party geological consultant. Principal and interest at 4.0% are payable on December 31, 2015. Including the $80,000 of consideration received, the Company recognized a loss on the disposal of the subsidiary of $453,581.

The Company’s revenue reported in discontinued operations for the years ended December 31, 2013 and December 31, 2012 were $nil and $16,549, respectively. The Company’s net loss reported in discontinued operations for the years ended December 31, 2013 and December 31, 2012 was $(404,243) and $(14,420), respectively. The Company has not recognized any revenue nor incurred expenses with respect to its previously owned oil and gas and mineral assets since their respective sales, and will not recognize any continuing cash flows with respect to these properties in the future.

Assets and liabilities of discontinued operations in the accompanying balance sheets consist of the following:

December 31, 2012
Assets:
Oil and Gas Properties, net	$24,127
Mining properties	519,750
Other current assets	800
$544,677
Liabilities
Accounts payable	$(12,932)
Asset retirement obligation	(57,532)
$(70,464)

4. Intangible Assets – Intellectual Property

On July 12, 2013, the Company, together with its wholly owned subsidiary, RenovaCare Sciences, entered into an asset purchase agreement with Dr. Jörg Gerlach, MD, PhD, pursuant to which RenovaCare Sciences purchased all of Dr. Gerlach’s rights, title and interest in the Cell Deposition Device. The Company plans to further the development of the Cell Deposition Device, if commercially viable, bring the product to market. Pursuant to the terms of the Asset Purchase Agreement, upon the closing of the transaction, the Company paid Dr. Gerlach $100,002 and issued to Dr. Gerlach a Series A Stock Purchase Warrant (the “Series A Warrant”) entitling him to purchase 1,200,000 shares (each a “Warrant Share”) of the Company’s common stock, subject to vesting milestones through July 11, 2019, at an exercise price of $0.35 per share. Acquisition related costs amounted to $52,852 and were capitalized together with the cash payment. Additional costs capitalized during 2013, and which related to a wound cap technology, amounted to $10,000. At December 31, 2013, intangible assets amounted to $162,854.

The Series A Warrant was issued in exchange for services to be rendered in the future by Dr. Gerlach. An additional agreed upon cash sum amounting to $300,000 will be paid to Dr. Gerlach upon the Company attaining certain milestones related to the Regeneration Technology. The value of the Series A Warrant will be recognized as consulting expenses to the Company over the vesting term of the underlying warrant, subject to Dr. Gerlach providing ongoing consulting services to the Company with respect to the Regeneration Technology. As such, the measurement date for accounting purposes will be the date on which performance by Dr. Gerlach is completed. The fair value of each Warrant Share is estimated at the end of each reporting period during which Dr. Gerlach renders services using the Black-Scholes option pricing model. The fair value of each Warrant Share was approximately $0.87 as of December 31, 2013. Assumptions required for the Black-Scholes model are as follows:

2013
Weighted average risk-free interest rate	1.75%
Expected life in years	5.5 Years
Weighted Avg Expected Volatility	102.0%
Expected dividend yield	$0

Consulting expense associated with the Series A Warrant amounted to $237,971 during 2013.

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

As of December 31, 2013, there were 19,920,000 shares available for grant.

Stock Option Activity

On August 1, 2013, the Company granted to Messrs. Kirkland and Sierchio (20,000 stock options each) for stock options granted on August 1, 2013. The exercise price per share is $0.65; 10,000 options vested on the grant date and, subject to continued service as a member of our Board, the remaining 10,000 options will vest on August 1, 2014. The Options Shares may be exercised on a “cashless basis” using the formula contained therein.

Effective December 1, 2013, we appointed Mr. Bold as our President & CEO and entered into an at-will consulting agreement (the “Consulting Agreement”) with Mr. Bold. Pursuant to the terms of the Consulting Agreement, Mr. Bold is expected to serve on a part-time basis and will receive an annual fee of $50,000, payable in 12 equal installments, which is prorated for any partial months during the term of the Consulting Agreement. In addition to Mr. Bold’s fee, he was issued a stock option to purchase up to 40,000 shares of our common stock (the “Option Shares”) at a price of $0.75 per share the closing price of our common stock as quoted on the OTCQB on November 29, 2013. The Options Shares may be exercised on a “cashless basis” using the formula contained therein and, subject to Mr. Bold’s continued service as our President and Chief Executive Officer, vest as follows: (a) 20,000 Options Shares vest on December 1, 2014; and (b) 20,000 Options Shares vest on December 1, 2015.

The following table summarizes stock option activity for the year ended December 31, 2013.

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Life (Years)	Value
Balance January 1, 2013	-	$-	-	$-
Options granted	430,000	$0.72	9.55
Options forfeited	(350,000)	$0.72	9.50
Balance December 31, 2013	80,000	$0.70	9.75	$23,200
Exercisable at December 31, 2013	20,000	$0.65	9.50	$6,800

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. The estimated weighted-average fair value of stock options granted during 2013 was approximately $0.49 to $0.57 per share. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding. The assumptions for volatility, expected life, dividend yield and risk-free interest rate are presented in the table below:

2013
Weighted average risk-free interest rate	1.43 – 1.49%
Expected life in years	5.0 – 5.5 Years
Weighted Avg Expected Volatility	99.5% - 103.4%
Expected dividend yield	$0

During the year ended December 31, 2013, stock-based compensation expense of $15,440, was recognized as general and administrative expenses. There were 20,000 stock options vested and 60,000 unvested, as of December 31, 2013. There was no stock compensation expense recognized in 2012. As of December 31, 2013, the Company had $27,317 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized by December 31, 2015.

The Company issues new shares when options are exercised.

6. Commitments

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

On October 1, 2013, the Company entered into an At-Will Executive Services Agreement (the “Rosen Services Agreement”) with Ms. Rhonda Rosen, pursuant to which Ms. Rosen is to serve as the Company’s Chief Financial Officer. Pursuant to the Rosen Services Agreement, Ms. Rosen was to provide the Company with services consistent with that of a Chief Financial Officer on a part-time basis, for which is to be paid a monthly fee of $2,400 and reimbursed for any business related expenses.

Effective December 1, 2013, we appointed Mr. Bold as our President & CEO and entered into the Consulting Agreement with Mr. Bold. Pursuant to the terms of the Consulting Agreement, Mr. Bold is expected to serve on a part-time basis and will receive an annual fee of $50,000, payable in 12 equal installments, which is prorated for any partial months during the term of the Consulting Agreement. In addition to Mr. Bold’s fee, he was issued Option Shares to purchase up to 40,000 shares of our common stock at a price of $0.75 per share the closing price of our common stock as quoted on the OTCQB on November 29, 2013. The Options Shares may be exercised on a “cashless basis” using the formula contained therein and, subject to Mr. Bold’s continued service as our President and Chief Executive Officer, vest as follows: (a) 20,000 Options Shares vest on December 1, 2014; and (b) 20,000 Options Shares vest on December 1, 2015.

See also "Note 7. Related Party Transactions."

7. Related Party Transactions

Effective as of June 19, 2012, Mr. Joseph Sierchio, a member of the Company’s Board, was appointed as its Acting Interim President and Chief Executive Officer; and effective as of June 27, 2012, Ms. Janet Bien was appointed as the Company’s Chief Financial Officer.

On June 20, 2013, Mr. Joseph Sierchio, resigned as the Acting Interim President and Chief Executive Officer and remains a director; Ms. Rhonda B. Rosen was appointed to serve as the President and Chief Executive Officer and a member of the Board and entered into an employment agreement for a two year term (the “Rosen Employment Agreement”), subject to the earlier termination provisions contained therein. Pursuant to the terms of the Rosen Employment Agreement, Ms. Rosen was paid an annual salary of $120,000. In addition to Ms. Rosen’s salary, she was eligible to receive a cash bonus to be determined by our Board, in their sole discretion. The Rosen Employment Agreement also provides Ms. Rosen with a monthly stipend of no more than $1,500 to cover medical insurance premiums until such time as the Company can make available an alternative medical insurance plan.

On July 29, 2013, the Board appointed Dr. Kenneth Kirkland to serve as a member of the Board effective August 1, 2013. Prior to this appointment, Dr. Kirkland resigned from the Company’s Advisory Board. See “Note 6. Commitments.”

As compensation for their service on the Board, Dr. Kirkland and Mr. Sierchio will receive an annual retainer of $6,000, payable in equal yearly installments in arrears and prorated for any partial years of service. Additionally, subject to their entering into a non-statutory stock option agreement with us, Dr. Kirkland and Mr. Sierchio were each issued incentive stock options to purchase up to 20,000 shares of our common stock at an exercise price of $0.65 per share, the closing price of the Company’s common stock as quoted on the OTC Markets Group Inc. QB tier (the “OTCQB”) on July 31, 2013, pursuant to the Incentive Plan. Subject to their continued service as a member of the Board, 10,000 of the option shares vest immediately and 10,000 of the option shares vest on the first anniversary of date of grant.

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

Effective September 30, 2013, Mr. Sierchio resumed the position of Acting Interim President and Chief Executive Officer.

On November 29, 2013, we entered into a subscription agreement with the Investor, a private Alberta corporation wholly owned by Mr. Harmel Rayat and a majority shareholder of ours, pursuant to which the Investor purchased 3,500,000 Units at a purchase price of $0.43 per Unit, for an aggregate purchase amount of $1,505,000. Each Unit consists of: (a) one share of Common Stock; (b) one Series B Warrant exercisable for one share of Common Stock at an exercise price of $0.43 per share if exercised within the first eighteen months or $0.46 per share if exercised after the first eighteen months and prior to expiration on November 29, 2018; and (c) one Series C Warrant exercisable for one share of Common Stock at an exercise price of $0.43 per share if exercised within the first eighteen months or $0.49 per share if exercised after the first eighteen months and prior to expiration on November 29, 2018. Each of the Series B Warrant and Series C Warrant contains a provision allowing the holder to exercise the respective warrant on a cashless basis as further set forth therein. The Unit price of $0.43 represents a 30% discount to the 20 day average closing price of the Common Stock as quoted on the OTCQB as of October 31, 2013, the last trading date prior to us entering into a non-binding term sheet with the Investor regarding the purchase of the Units.

On December 1, 2013, we appointed Mr. Bold as our President & CEO and entered into the Consulting Agreement with Mr. Bold. Pursuant to the terms of the Consulting Agreement, Mr. Bold is expected to serve on a part-time basis and will receive an annual fee of $50,000, payable in 12 equal installments, which is prorated for any partial months during the term of the Consulting Agreement. In addition to Mr. Bold’s fee, he was issued Option Shares to purchase up to 40,000 shares of our common stock at a price of $0.75 per share the closing price of our common stock as quoted on the OTCQB on November 29, 2013. The Options Shares may be exercised on a “cashless basis” using the formula contained therein and, subject to Mr. Bold’s continued service as our President and Chief Executive Officer, vest as follows: (a) 20,000 Options Shares vest on December 1, 2014; and (b) 20,000 Options Shares vest on December 1, 2015.

On December 31, 2013, we completed the sale of 100% of the issued and outstanding shares of Fostung Resources to Duke for a promissory note in the amount of $80,000, which amount approximated the fair value of the leases and mining claims controlled by Fostung Resources, as concluded by an independent third-party geological consultant. Principal and interest at 4.0% are payable on December 31, 2015. Mr. Herdev S. Rayat, the majority shareholder of Duke, is the brother of Mr. Harmel S. Rayat, our majority shareholder.

For the year ended December 31, 2013, management fees, consulting fees and reimbursement of expenses paid to officers and directors of the Company were $49,097 (2012: $43,298). Legal fees paid to one of our directors in 2013 were $165,591 (2012: $72,503). Amounts included in accounts payable and due to related parties at December 31, 2013 were $44,219 (2012: $9,638). The total expense recognized during 2013 for legal fees was $197,609 (including unpaid amounts of $32,018 as of December 31, 2013).

8. Income Taxes

There is no current or deferred tax expense for 2013 and 2012, due to the Company’s loss position. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a full valuation allowance against the deferred tax asset. The income tax effect, utilizing a 34% income tax rate, of temporary differences comprising the deferred tax assets and deferred tax liabilities is a result of the following at December 31:

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$2,027,000	$1,852,000
Other	86,000	106,000
	2,113,000	1,958,000

Valuation allowance	(2,113,000)	(1,958,000)
Net deferred tax assets	$-	$-

The 2013 increase in the valuation allowance was $155,000 (2012: $81,000).

The Company has available net operating loss carryforwards of approximately $5,961,000 for tax purposes to offset future taxable income which expires commencing 2014 through to the year 2033. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period. The tax years 2010 through 2013 remain open to examination by federal agencies and other jurisdictions in which it operates.

A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for the years ended December 31 follows:

	2013	2012

Statutory federal income tax rate	34%	34%
Valuation allowance	(34%)	(34%)
	0%	0%

9. Subsequent Events

There were no subsequent events to disclose as of the issue date of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2013, that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation, management, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations.

Based on this evaluation, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the permanent exemption from section 404(b) of the Sarbanes-Oxley Act of 2002 for non-accelerated filers.

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), or in factors that could materially affect internal controls, during the quarter ended December 31, 2013, or subsequent to the date that management completed their evaluation, that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table and text set forth the names and ages of all directors and executive officers of our company as of March 24, 2014. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships between or among the directors, executive officers or persons nominated or charged by our company to become directors or executive officers. Executive officers serve at the discretion of the Board, and are appointed to serve by the Board.

Name	Age	Position	Director / Officer Since
Thomas Bold	53	President and Chief Executive Officer	December 2013
Rhonda B. Rosen	57	Chief Financial Officer	October 2013
Joseph Sierchio	64	Director	August 2010
Kenneth Kirkland	71	Director	August 2013

Set forth below are the names of all directors and executive officers, all positions and offices with us held by each person, the period during which each has served as such, the principal occupations and employment of such persons during at least the last five years, and other director positions held currently or during the last five years:

Thomas Bold. Since 2013 Mr. Bold has been serving as a Business Consultant and Economic Advisor for StemCell Systems, GmbH. In this position he serves as a member of the steering committee of a multinational research project sponsored by the European Commission. From 2004 through 2012 Mr. Bold served as the CEO of StemCell Systems GmbH, a Berlin-based biomedical company engaged in the development and commercialization of advanced cell culture bioreactors. During his time in this position Mr. Bold managed several national and international research and development projects for the company. Mr. Bold has more than 15 years of professional business experience in the field of medical biotechnology device manufacturing, stem cell culture technology platform development and regenerative medicine research project management and product development. Mr. Bold has co-founded several start-up companies in Germany and specializes in structuring and management of new ventures and organizations. He initiated and managed successful business/R&D collaborations between many company and university partners and has been involved in successful patent application processes and IP portfolio management. Mr. Bold has assisted companies in securing millions of dollars of funding from local and national German research organizations and the European Commission and managed national and international life science R&D projects for Hybrid Organ GmbH, StemCell Systems GmbH and the Charité Medical Faculty of the Berlin Universities, Germany. He initiated and managed several skin therapy project consortia on wound dressing development, skin cell isolation technologies and skin cell spray deposition devices. Mr. Bold received his Bachelor’s degree in Business Management from the University of Cologne, Germany and his Diplom-Kaufmann (Masters’) degree in Business Management, Economic Journalism and American Economy from the Freie Universität Berlin.

Rhonda B. Rosen. From June through September 2013, Ms. Rosen served as our President and Chief Executive Officer. From May 2012 through March 2013, Ms. Rosen served as the Chief Financial Officer of Armada Oil, Inc. and its wholly owned subsidiaries. From August 2010 through February 2012, Ms. Rosen was the Treasurer, Chief Financial Officer and Chief Administrative Officer of Tonix Pharmaceuticals Holding Corp. and its wholly owned subsidiaries. Ms. Rosen has also been a partner at Tatum, an executive services firm, since March 2010, where she provides executive level financial consulting services. Between July 2007 and February 2010, Ms. Rosen served as the Treasurer and Chief Financial Officer of Validus Pharmaceuticals LLC and its predecessor companies, including Konanda Pharma Partners, LLC, Konanda Pharma Fund I, L.P, Validus Pharmaceuticals, Inc. and Fontus Pharmaceuticals, Inc. Between November 2006 and July 2007, Ms. Rosen was the Senior Vice President of Wood Creek Capital Management, the founding sponsor of Validus Pharmaceuticals LLC. Previously, Ms. Rosen was the Director of Sales at Liability Solutions Inc. (2004 to 2005); Managing Director of Insurance and Alternative Asset Management Investment Banking at Putnam Lovell NBF (1999 to 2003); and Managing Director of Insurance Investment Banking at CIBC World Markets (formerly Oppenheimer & Co.) (1992-1999). Ms. Rosen earned her MBA in Finance & Accounting and her BS in Economics from The Wharton School of Business, where she graduated summa cum laude, and her MS in Taxation from the from the Fox School of Business. Ms. Rosen started her career with PricewaterhouseCoopers LLP and is a Certified Public Accountant in the State of Pennsylvania. Ms. Rosen was appointed to serve as our Chief Financial Officer due to her extensive accounting and finance experience.

Joseph Sierchio. Mr. Sierchio earned his J.D. at Cornell University Law School in 1974, and a B.A., with Highest Distinction in Economics from Rutgers College at Rutgers University in 1971. Since 2007 Mr. Sierchio has been engaged in the practice of law as a member of Sierchio & Company, LLP, prior to which he was engaged in the practice of law as a member of Sierchio Greco & Greco, LLP from January 2003 through May 2007. Prior thereto Mr. Sierchio was a partner at Eiseman Levine Learhaupt and Kakoyannis, PC. Since 1975, Mr. Sierchio has continuously practiced corporate and securities law in New York City, representing domestic and foreign corporations, investors, brokerage firms, entrepreneurs, and public and private companies in the U.S., Canada, United Kingdom, Germany, Italy, Switzerland, Australia, and Hong Kong. Mr. Sierchio is admitted in all New York state courts and federal courts in the Eastern, Northern, and Southern Districts of the State of New York as well as the federal Court of Appeals for the Second Circuit. Mr. Sierchio is also a director of the following reporting companies: Ceres Ventures, Inc., which is developing an internet based financial services platform linking entrepreneurs with potential investors and New Energy Technologies, Inc., which is engaged in the research, development and eventual commercialization of emerging next-generation alternative and renewable energy technologies. Mr. Sierchio was invited to join the Board due to his experience representing corporations (public and private) and individuals in numerous and various organizational, compliance, administrative, governance, finance (equity and debt private and public offerings), regulatory and legal matters.

           Dr. Kenneth Kirkland. From August 1998 through July 2010, Dr. Kirkland worked as an Executive Director at Iowa State University and most recently served as the University’s Executive Director of the Research Foundation and Director of the Office of Intellectual Property and Technology Transfer. While there, he was successful in increasing the licensing of the University’s technologies to companies to achieve number one ranking among U.S. universities in the number of licenses executed. Dr. Kirkland also spearheaded successful litigation against infringers of the Research Foundation’s intellectual property resulting in total settlements of $20 million. Dr. Kirkland completed his undergraduate studies in the U.K., and obtained his M.S. and Ph.D. degrees in Agronomic Crop Science from Oregon State University. Dr. Kirkland was invited to join the Board due to his extensive experience in licensing intellectual property.

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

Consideration of Director Nominees

Director Qualifications

We believe that our Board, to the extent that our limited resources permit, should encompass a diverse range of talent, skill and expertise sufficient to provide sound and prudent guidance with respect to our operations and interests. Each director also is expected to: exhibit high standards of integrity, commitment and independence of thought and judgment; use his or her skills and experiences to provide independent oversight to our business; participate in a constructive and collegial manner; be willing to devote sufficient time to carrying out their duties and responsibilities effectively; devote the time and effort necessary to learn our business; and, represent the long-term interests of all shareholders.

The Board has determined that the Board as a whole must have the right diversity, mix of characteristics and skills for the optimal functioning of the Board in its oversight of our affairs. The Board believes it should be comprised of persons with skills in areas such as: finance; real estate; banking; strategic planning; human resources and diversity; leadership of business organizations; and legal matters. The Board may also consider in its assessment of the Board's diversity, in its broadest sense, reflecting, but not limited to, age, geography, gender and ethnicity.

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

The Board and Board Meetings

Our Board consists of two members. Directors serve for a term of one year and stand for election at our annual meeting of stockholders. Pursuant to our Bylaws, any vacancy occurring in the Board, including a vacancy created by an increase in the number of directors, may be filled by the stockholders or by the affirmative vote of a majority of the remaining directors though less than a quorum of the Board. A director elected to fill a vacancy shall hold office only until the next election of directors by the stockholders. If there are no remaining directors, the vacancy shall be filled by the stockholders.

At a meeting of stockholders, any director or the entire Board may be removed, with or without cause, provided the notice of the meeting states that one of the purposes of the meeting is the removal of the director. A director may be removed only if the number of votes cast to remove him exceeds the number of votes cast against removal.

Our Board and management are committed to responsible corporate governance to ensure that we are managed for the long-term benefit of its shareholders. To that end, the Board and management periodically review and update, as appropriate, our corporate governance policies and practices. In doing so, the Board and management review published guidelines and recommendations of institutional shareholder organizations and current best practices of similarly situated public companies. The Board and management also regularly evaluate and, when appropriate, will revise our corporate governance policies and practices in accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and listing standards issued by the SEC.

During the year ended December 31, 2013, the Board held a total of seven (7) meetings. All members of the Board attended all meetings of the Board.

Directors’ and Officers’ Liability Insurance

We currently maintain directors’ and officers’ liability insurance coverage.

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

Nominating Committee

The Board does not currently have a standing Nominating Committee. All nominating functions are handled directly by the full Board, which the Board believes is the most effective and efficient approach, based on the size of the Board and our current and anticipated operations and needs. As outlined above in selecting a qualified nominee, the Board considers such factors as it deems appropriate which may include: the current composition of the Board; the range of talents of the nominee that would best complement those already represented on the Board; the extent to which the nominee would diversify the Board; the nominee’s standards of integrity, commitment and independence of thought and judgment; and the need for specialized expertise.

Legal Proceedings

During the past five years none of our directors, executive officers, promoters or control persons has been:

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

Compliance with Section 16(a) of the Exchange Act

Pursuant to Section 16(a) of the Exchange Act of 1934, our executive officers and directors in addition to any person who owns more than 10% of our common stock are required to report their ownership of our common stock and changes to such ownership with the SEC. Based on a review of such reports and information provided to us, we believe that during the most recent fiscal year our executive officers and directors have complied with applicable filing requirements under Section 16(a), Based solely upon a review of the copies of the forms furnished to us, we believe that during fiscal 2013, other than as set forth herein the Section 16(a) filing requirements applicable to our directors and executive officers were satisfied. The Form 3 filed by Dr. Kenneth Kirkland was filed one day late.

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

Corporate Governance

We have adopted Corporate Governance Guidelines applicable to our Board.

Board Leadership Structure

We currently have two executive officers and two directors. Our Board has reviewed our current Board leadership structure — which consists of a President & Chief Executive Officer and a Chief Financial Officer and no Chairman of the Board — in light of the composition of the Board, our size, the nature of our business, the regulatory framework under which we operate, our stockholder base, our peer group and other relevant factors, and has determined that this structure is currently the most appropriate Board leadership structure for our company. Nevertheless, the Board intends to carefully evaluate from time to time whether our Chief Executive Officer and Chairman positions should be combined based on what the Board believes is best for us and our stockholders.

Board Role in Risk Oversight

Risk is inherent in every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including strategic risks, enterprise risks, financial risks, and regulatory risks. While our management is responsible for day to day management of various risks we face, the Board, as a whole, is responsible for evaluating our exposure to risk and to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. The Board reviews and discusses policies with respect to risk assessment and risk management. The Board also has oversight responsibility with respect to the integrity of our financial reporting process and systems of internal control regarding finance and accounting, as well as its financial statements.

Director Independence

Our securities are not listed on a U.S. securities exchange and, therefore, is not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, at this time, after considering all of the relevant facts and circumstances, the Board has determined that Dr. Kirkland is independent from our management and qualifies as an “Independent Director” under the standards of independence under the applicable FINRA listing standards. This means that, in the judgment of the Board, Dr. Kirkland (1) is not an officer or employee of the Company or its subsidiaries, or (2) has not had any direct or indirect relationship with the Company that would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director. Upon our listing on any national securities exchange or any inter-dealer quotation system, we will elect such independent directors as is necessary under the rules of any such securities exchange.

Communications with the Board of Directors

Stockholders who wish to communicate with the Board may do so by addressing their correspondence to the Board at RenovaCare, Inc. 430 Park Avenue, Suite 702, New York, NY 10022. The Board has approved a process pursuant to which the President reviews and forward correspondence to the appropriate director or group of directors for response.

Compensation of Directors

Our Board determines the non-employee directors’ compensation for serving on the Board and its committees. In establishing director compensation, the Board is guided by the following goals:

•	Compensation should consist of a combination of cash and equity awards that are designed to fairly pay the directors for work required for a company of our size and scope;
•	Compensation should align the directors’ interests with the long-term interests of stockholders; and
•	Compensation should assist with attracting and retaining qualified directors.

We reimburse our directors for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board. We do not pay director compensation to directors who are also employees. All non-employee directors are paid a director’s fee. Our Board may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. Directors are entitled to participate in, and have been issued options under, our 2013 Plan. We also reimburse directors for any actual expenses incurred to attend meetings of the Board.

On August 1, 2013, we appointed Dr. Kenneth Kirkland to serve as a member of our Board. Effective as of that date we agreed to pay non-employee directors an annual fee of $6,000, payable quarterly.

The following table reports all compensation we paid to non-employee directors during the last two fiscal years.

Name		Fees earned or paid in cash (1)		Stock awards Aggregate Grant Date Fair Value		Option awards Aggregate Grant Date Fair Value		Non-equity incentive plan compensation		Nonqualified Deferred compensation earnings		All other compensation (2)		Total

Joseph Sierchio(3)	2013		$2,500	$	Nil		$9,884	$	Nil	$	Nil	$	Nil		$9,884
	2012	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil

Kenneth Kirkland	2013		$2,500	$	Nil		$9,884	$	Nil	$	Nil	$	v		$9,884
	2012	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
_________
(1) The amounts in this column represent the quarterly compensation.

(2) The amounts in this column represent stock-based compensation expense granted to Messrs. Kirkland and Sierchio (20,000 stock options each) for stock options granted on August 1, 2013. The exercise price per share is $0.65; 10,000 options vested on the grant date and, subject to continued service as a member of our Board, the remaining 10,000 options will vest on August 1, 2014.

(3) The amounts set forth in this table do not include fees paid to Sierchio & Company, LLP, the firm’s legal counsel, of which Mr. Sierchio is the managing partner.

Item 11. Executive Compensation

The responsibility for establishing, administering and interpreting our policies governing the compensation and benefits for our executive officers lies with our Board. In administering their responsibilities for determining executive compensation, the Board has not retained the services of any compensation consultants.

The goals of our executive compensation program are to attract, motivate and retain individuals with the skills and qualities necessary to support and develop our business within the framework of our small size and available resources. In 2013, we designed our executive compensation program to achieve the following objectives:

•    attract and retain executives experienced in developing and delivering products such as our own;
•    motivate and reward executives whose experience and skills are critical to our success;
•    reward performance; and
•    align the interests of our executive officers and stockholders by motivating executive officers to increase stockholder value.

The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the President & Chief Executive Officer (“CEO”); the Chief Financial Officer (“CFO”); and the three other most highly-compensated executive officers other than the CEO and CFO who were serving as our executive officers during the last two fiscal years (“Named Executive Officers”).

Name and principal position (a)	Year December 31, (b)	Salary/ consulting fee ($) (c)	Bonus ($) (d)	Stock awards ($) (e)	Option awards ($) (f)	Non-equity incentive plan compensation ($) (g)	Non-qualified deferred compensation earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)

Thomas Bold (1)	2013	4,167	Nil	Nil	22,988	Nil	Nil	Nil	22,988
President & CEO	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Rhonda B. Rosen(2)	2013	37,200	Nil	Nil	Nil	Nil	Nil	Nil	37,200
CFO, Former President & CEO, Director	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Joseph Sierchio(3)	2013	1,000	Nil	9,884	Nil	Nil	Nil	Nil	9,884
Director, Former Acting Interim President & CEO	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Derek Cooper(4)	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former President, CEO and Director	2012	16,691	Nil	Nil	Nil	Nil	Nil	Nil	16,691

(1) On December 1, 2013, we appointed Mr. Bold as our President & CEO and entered into the Consulting Agreement with Mr. Bold. Pursuant to the terms of the Consulting Agreement, Mr. Bold is expected to serve on a part-time basis and will receive an annual fee of $50,000, payable in 12 equal installments, which is prorated for any partial months during the term of the Consulting Agreement. In addition to Mr. Bold’s fee, he was issued a stock option to purchase up to 40,000 shares of Option Shares at a price of $0.75 per share the closing price of our common stock as quoted on the OTCQB on November 29, 2013. The Options Shares may be exercised on a “cashless basis” using the formula contained therein and, subject to Mr. Bold’s continued service as our President and Chief Executive Officer, vest as follows: (a) 20,000 Options Shares vest on December 1, 2014; and (b) 20,000 Shares vest on December 1, 2015.

(2) Ms. Rosen served as our President & CEO and as a director from June 20, 2013 through September 30, 2013. On October 1, 2013, we appointed Ms. Rosen to serve as our CFO on a part-time basis, for which she is paid a monthly fee of $2,400.

(3) Mr. Sierchio served as our Acting Interim President and CEO from June 19, 2012 through June 20, 2013 and from October 1, 2013 through November 30; he has served as a director since August 26, 2010. Mr. Sierchio is not compensated for his service as an officer, but we retain Sierchio & Company, LLP, a law firm of which Mr. Sierchio is the managing partner, to provide us with legal services. For information regarding fees paid to Sierchio & Company, LLP, please refer to “Item 13. Certain Relationships and Related Transactions, and Director Independence,” below.

(4) On January 12, 2012, we appointed Mr. Cooper as our President, CEO, CFO and director; on June 18, 2012, Mr. Cooper resigned from his positions.

Options/SAR Grants Table

During the years ended December 31, 2013 and 2012, stock-based compensation expense (benefit) of $15,440 and $0, respectively, was recognized as general and administrative expenses. As of December 31, 2013, we had $27,317 unrecognized compensation cost related to unvested stock options. As of December 31, 2012, we had no unrecognized compensation cost related to unvested stock options as there were no stock options outstanding.

We do not repurchase shares to fulfill the requirements of options that are exercised. Further, we issue new shares when options are exercised

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

At December 31, 2013 we had 80,000 (2012 – 0) stock options outstanding.

At no time during the last completed fiscal year did we, while a reporting company pursuant to Section 13(a) of 15(d) of the Exchange Act, adjust or amend the exercise price of the stock options or SARs previously awarded to any of the named executive officers, whether through amendment, cancellation or replacement grants, or any other means.

Long-Term Incentive Plans

On June 20, 2013, our Board adopted our 2013 Long-Term Incentive Plan (the “2013 Plan”) and on November 15, 2013, a stockholder owning a majority of our issued and outstanding stock approved adoption to the 2013 Plan. Pursuant to the terms of the 2013 Plan, an aggregate of 20,000,000 shares of our common stock are reserved for issuance to our officers, directors, employees and consultants in order to attract and hire key technical personnel and management.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our Board. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our Board.

Employment Contracts

We maintain an “at-will” consulting agreement with each of Mr. Thomas Bold, our President & CEO and Ms. Rhonda B. Rosen, our CFO. Our entire Board sets the current year compensation levels of each of the above named Executive Officers.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our Board. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our Board.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Change of Control Agreements

There are no understandings or agreements known by management at this time which would result in a change in control. We do not have any change of control or severance agreements with any of its executive officers or directors. In the event of the termination of employment of the Named Executive Officers any and all unexercised stock options shall expire and no longer be exercisable after a specified time following the date of the termination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 24, 2014, by each person (or group of affiliated persons) who is known by us to beneficially own 5% or more of our common stock; our directors; our named executive officers; and our directors and executive officers as a group. As at March 24, 2014, 66,575,122 shares of our common stock were issued and outstanding.

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

Name and Address of Beneficial Owner (1)	Positions and Offices Held	Number of Shares Beneficially Owned		Percent of Class (2)

Kalen Capital Corporation (3) 700-688 West Hastings Street Vancouver, BC, V6B 1P1	Stockholder	42,564,800		63.9%
Thomas Bold	President & CEO	0	(4)	*
Rhonda B. Rosen	Chief Financial Officer	0		*
Joseph Sierchio	Director	560,000	(5)	*
Kenneth Kirkland	Director	10,000	(6)	*
All Directors and Officers as a Group (4 persons)		570,000		*
_________
* Represents less than 1%.

(1) Unless otherwise indicated, the address for each beneficial owner named in the table above is 430 Park Avenue, Suite 702, New York, NY 10022.

(2) Calculated pursuant to Rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 66,575,122 shares of Common Stock issued and outstanding on a fully diluted basis as of the date of this Information Statement. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(3) Kalen Capital Corporation is a private Alberta corporation wholly owned by Mr. Harmel Rayat. In such capacity, Mr. Rayat may be deemed to have beneficial ownership of these shares. Consists of (a) 35,564,800 shares of Common Stock; (b) a Series B Warrant exercisable to purchase 3,500,000 shares of common stock at a price of $0.43 if purchased within the first eighteen (18) months or $0.46 per share if exercised thereafter through November 29, 2018; and (c) a Series C Warrant exercisable to purchase 3,500,000 shares of common stock at a price of $0.43 if purchased within the first eighteen (18) months or $0.49 per share if exercised thereafter through November 29, 2018.

(4) Mr. Bold was appointed as our President & CEO on December 1, 2013 and as part of his appointment was granted a stock option to purchase up to 20,000 shares of common stock. The option vests in two equal installments of 10.000 on December 1, 2014 and 2015, subject to Mr. Bold continuing to serve as our President & CEO.

(5) Includes 550,000 shares of common stock owned by Mr. Sierchio and vested options to purchase 10,000 shares of common stock.

(6) Consists of vested options to purchase 10,000 shares of common stock.

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

Other than as disclosed below, during the years ended December 31, 2013 and 2012, and the subsequent period, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

On November 29, 2013, we entered into a subscription agreement with the Investor, a private Alberta corporation wholly owned by Mr. Harmel Rayat and a majority shareholder of ours, pursuant to which the Investor purchased 3,500,000 Units at a purchase price of $0.43 per Unit, for an aggregate purchase amount of $1,505,000. Each Unit consists of: (a) one share of Common Stock; (b) one Series B Warrant exercisable for one share of Common Stock at an exercise price of $0.43 per share if exercised within the first eighteen months or $0.46 per share if exercised after the first eighteen months and prior to expiration on November 29, 2018; and (c) one Series C Warrant exercisable for one share of Common Stock at an exercise price of $0.43 per share if exercised within the first eighteen months or $0.49 per share if exercised after the first eighteen months and prior to expiration on November 29, 2018. Each of the Series B Warrant and Series C Warrant contains a provision allowing the holder to exercise the respective warrant on a cashless basis as further set forth therein. The Unit price of $0.43 represents a 30% discount to the 20 day average closing price of the Common Stock as quoted on the OTCQB as of October 31, 2013, the last trading date prior to us entering into a non-binding term sheet with the Investor regarding the purchase of the Units.

On December 31, 2013, we completed the sale of 100% of the issued and outstanding shares of Fostung Resources to Duke for a promissory note in the amount of $80,000, which amount approximated the fair value of the leases and mining claims controlled by Fostung Resources, as concluded by an independent third-party geological consultant. Mr. Herdev S. Rayat, the majority shareholder of Duke is the brother of Mr. Harmel S. Rayat, our majority shareholder.

During the year ended December 31, 2013, management fees of $30,567 (2012 - $31,091) were paid to our officers.

During the year ended December 31, 2013, directors fees of $2,000 (2012 - $0) were paid to our non-officer directors.

During the year ended December 31, 2013, legal fees of $197,609 (2012 - $31,091) were paid or are due to our attorney, Mr. Sierchio, who was appointed to our Board effective August 26, 2010.

Item 14. Principal Accounting Fees and Services

The firm of Peterson Sullivan, LLP currently serves as our independent registered public accounting firm. Our Board, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders. The Board has considered the audit fees, audit-related fees, tax fees and other fees paid to our accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Audit Fees

The aggregate fees billed and expected to be billed for professional services by Peterson Sullivan LLP for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our Form 10-Q (17 CFR 249.308b) or services that were normally provided by the accountant in connection with statutory and regulatory filings or engagements for the 2013 fiscal year are $29,417 (2012 - $26,171).

Audit-Related Fees

The aggregate fees billed to us for assurance and related services by Peterson Sullivan LLP that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under audit fees for fiscal 2013 were $0 (2012 - $0).

Tax Fees

The aggregate fees billed to us for professional services by Peterson Sullivan LLP for tax compliance for fiscal 2013 were $4,706 (2012 - $1,888).

All Other Fees

The aggregate fees billed to us for products and services provided by Peterson Sullivan LLP, other than reported under Audit Fees, Audit-Related Fees and Tax Fees for fiscal 2013 were $0 (2012 - $0).

The Board feels that the services rendered by Peterson Sullivan LLP were compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets as of December 31, 2013 and 2012
•	Statements of Operations for the years ended December 31, 2013 and 2012 and February 20, 2013 (the date of entering the development stage) to December 31, 2013
•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013 and 2012 and February 20, 2013 (the date of entering the development stage) to December 31, 2013
•	Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2013 and 2012
•	Statements of Cash Flows for the years ended December 31, 2013 and 2012 and February 20, 2013 (the date of entering the development stage) to December 31, 2013
•	Notes to Financial Statements

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

Exhibit Index

Exhibit No.	Description of Exhibit

3.1
Articles of Incorporation, as amended, of the Company, incorporated by reference and included in the Company’s Registration Statement on Form 10-SB 12g filed on May 11, 1999, SEC file number 000-30156-99616992.

3.2	Articles of Incorporation, as amended, of the Company incorporated by reference and included in the Company’s Form 8-K filed on January 10, 2011, SEC file number 000-30156-11520181.

3.3	Articles of Incorporation, as amended, of the Company incorporated by reference and included in the Company’s Form 8-K filed on January 10, 2014, SEC file number 000-30156-14521612.

3.4	By-laws of the Company incorporated by reference and included in the Company’s Registration Statement on Form 10-SB 12g filed on May 11, 1999, SEC file number 000-30156-99616992.

4.1†
Form of Series A Common Stock Purchase Warrant dated July 12, 2013, incorporated by reference and included in the Company’s Form 8-K filed on July 18, 2013, as amended on November 21, 2013 and December 27, 2013, SEC file number 000-30156-131300357.

4.2	Form of Stock Purchase Warrant, incorporated by reference and included in the Company’s Form 8-K filed on December 5, 2013, SEC file number 000-30156-131259657.

4.3
Registration Rights Agreement dated November 29, 2013, between Kalen Capital Corporation and the Company, incorporated by reference and included in the Company’s Form 8-K filed on December 5, 2013, SEC file number 000-30156-131259657.

10.1§
Employment Agreement dated June 20, 2013, between Rhonda B. Rosen and the Company, incorporated by reference and included in the Company’s Form 8-K filed on June 26, 2013, SEC file number 000-30156-131259657.

10.2§†
Nonstatutory Stock Option Agreement dated June 20, 2013, between Rhonda B. Rosen and the Company, incorporated by reference and included in the Company’s Form 8-K filed on June 26, 2013, SEC file number 000-30156-131259657.

10.3†
Asset Purchase Agreement dated as of June 21, 2013, between Jörg Gerlach, MD, PhD and the Company, incorporated by reference and included in the Company’s Form 8-K filed on July 18, 2013, as amended on November 21, 2013 and December 27, 2013, SEC file number 000-30156-131300357.

10.4§	Form of Stock Option Agreement, incorporated by reference and included in the Company’s Form 8-K filed on June 26, 2013, SEC file number 000-30156-131259657.

10.5
Finder’s Agreement dated August 13, 2013, between Vector Asset Management, Inc. and the Company, incorporated by reference and included in the Company’s Form 10-Q filed on August 14, 2013, SEC file number 000-30156-13109753.

10.6
At-Will Executive Services Agreement dated October 1, 2013, between Rhonda B. Rosen and the Company, incorporated by reference and included in the Company’s Form 10-Q filed on November 14, 2013, SEC file number 000-30156-13129717.

10.7
Subscription Agreement for 3,500,000 units dated November 29, 2013, between Kalen Capital Corporation and the Company, incorporated by reference and included in the Company’s Form 8-K filed on December 5, 2013, SEC file number 000-30156-131259657.

10.8§
At-Will Consulting Agreement effective as of December 1, 2013, between Thomas Bold and the Company, incorporated by reference and included in the Company’s Form 8-K filed on December 5, 2013, SEC file number 000-30156-131259657.

14.1	Code of Ethics, incorporated by reference and included in the Company’s Form 10-K file on April 15, 2009, SEC file number 000-30156-09750383.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	2013 Long-Term Incentive Plan

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension - Schema Document**

101.CAL	XBRL Taxonomy Extension - Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension - Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension - Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension - Presentation Linkbase Document**

*Filed herewith.

† Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and the omitted material have been separately filed with the Securities and Exchange Commission.

§ Indicates a management contract or compensatory plan or arrangement.

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

RENOVACARE, INC.

Date: [____], 2014	By:	/s/ Rhonda B. Rosen
	Name:	Rhonda B. Rosen
	Title:	Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Bold	President and Chief Executive Officer,	[____], 2014
Thomas Bold	Principal Executive Officer

/s/ Rhonda B. Rosen	Chief Financial Officer, Principal Financial	[____], 2014
Rhonda B. Rosen	Officer, Principal Accounting Officer

/s/ Kenneth Kirkland	Director	[____], 2014
Kenneth Kirkland

/s/ Joseph Sierchio	Director	[____], 2014
Joseph Sierchio