Form 10-Q
period 2014-03-31
RenovaCare, Inc.
filed 2014-05-13
CIK 1016708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

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

As of May 13, 2014, the registrant had 66,575,122 shares of its common stock, par value $0.00001 per share, issued and outstanding.

RENOVACARE, INC.
FORM 10-Q
For The Quarter Ended March 31, 2014

PART I

Item 1. Financial Statements

RENOVACARE, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,349,266	$1,508,843
Prepaid expenses	33,235	1,229
Other receivables	800	-
Total current assets	1,383,301	1,510,072

Note receivable from Duke Mountain	80,000	80,000
Intangible assets	162,854	162,854
Total assets	$1,626,155	$1,752,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$37,430	$11,221
Accrued expenses - related parties	25,645	44,219
Total current liabilities	63,075	55,440

STOCKHOLDERS' EQUITY
Preferred stock: $0.0001 par value: Authorized: 10,000,000 shares Issued and outstanding: nil	-	-
Common stock: $0.00001 par value: Authorized: 500,000,000 Issued and outstanding: 66,575,122 shares	666	666
Additional paid-in capital	7,354,227	7,220,612
Accumulated deficit	(4,455,482)	(4,455,482)
Accumulated deficit since development stage	(1,336,331)	(1,068,310)
Total stockholders' equity	1,563,080	1,697,486
Total liabilities and stockholders' equity	$1,626,155	$1,752,926

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		From February 20, 2013 (Date of Entering Stage) to Development March 31,
	2014	2013	2014

Revenue	$-	$-	$-

Expenses
General and administrative expenses	268,021	70,373	882,750
Total operating expenses	268,021	70,373	882,750

Net loss from continuing operations	(268,021)	(70,373)	(882,750)

Discontinued operations

Gain on disposal of assets (oil and gas)	-	49,338	-
Loss on disposal of subsidiary (Fostung)	-	-	(453,581)
Gain (Loss) on discontinued operations	-	49,338	(453,581)
Net loss	$(268,021)	$(21,035)	$(1,336,331)

Earnings per share - basic and diluted
Loss per common share continuing operations	(0.00)	(0.00)
Loss per common share discontinued operations	(0.00)	(0.00)
Loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	66,575,122	63,075,122

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2014 and the year ended December 31, 2013

	Common Stock		Additional	Accumulated	From February 20, 2013 (Date of Entering Development Stage) Accumulated	Accumulated other comprehensive
	Shares	Amount	paid-in capital	deficit	deficit	(loss)	Total
Balance, December 31, 2012	63,075,122	$631	$5,462,236	$(4,491,004)	$-	$(4,104)	$967,759
Stock based compensation -Series A Warrant	-	-	237,971	-	-	-	237,971
Stock based compensation - options	-	-	15,440	-	-	-	15,440
Issuance of Units	3,500,000	35	1,504,965	-	-	-	1,505,000
Reclassification adjustment on disposal of subsidiary	-	-	-	-	-	4,104	- 4,104
Net income (loss), December 31, 2013	-	-	-	35,522	(1,068,310)	-	(1,032,788)

Balance, December 31, 2013	66,575,122	666	7,220,612	(4,455,482)	(1,068,310)	-	1,697,486
Stock based compensation - Series A Warrant	-	-	126,833	-	-	-	126,833
Stock based compensation – options	-	-	6,782	-	-	-	6,782
Net loss, March 31, 2014	-	-	-	-	(268,021)	-	(268,021)

Balance, March 31, 2014	66,575,122	$666	$7,354,227	$(4,455,482)	$(1,336,331)	$-	$1,563,080

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)

	For the Three Months Ended March 31,		From February 20, 2013 (Date of Entering Development Stage) to March 31,
	2014	2013	2014
Cash flows from operating activities:
Net loss	$(268,021)	$(21,035)	$(1,336,331)

Adjustments to reconcile net loss to net cash flows from operating activities:
Stock based compensation expense	6,782	-	22,222
Stock based consulting expense	126,833	-	364,804
Gain on disposal of oil and gas properties	-	(49,338)	-
Loss on disposal of subsidiary	-	-	453,581
Changes in operating assets and liabilities:
Decrease (increase) in receivables	(800)	800	3,001
Decrease (increase) in prepaid expenses	(32,006)	7,562	(28,191)
(Decrease) increase in accounts payable and accrued expenses	7,635	35,466	27,890
Net cash flows from operating activities	(159,577)	(26,545)	(493,024)

Cash flows from investing activities:

Proceeds from disposal of oil and gas properties	-	3,000	-
Acquisition of intellectual property	-	-	(162,854)
Net cash flows from investing activities	-	3,000	(162,854)

Cash flows from financing activities:
Sale of common stock and warrants	-	-	1,505,000
Net cash flows from financing activities	-	-	1,505,000

Change in cash and cash equivalents	(159,577)	(23,545)	849,122
Cash and cash equivalents, beginning of period	1,508,843	513,595	500,144
Cash and cash equivalents, end of period	$1,349,266	$490,050	$1,349,266
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities
Note received on disposal of subsidiary	$-	$-	$80,000

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

On July 12, 2013, the Company, together with its wholly owned subsidiary, RenovaCare Sciences Corp. (“RenovaCare Sciences”), a Nevada corporation formerly known as Janus Acquisition Corp., entered into an asset purchase agreement with Dr. Jörg Gerlach, MD, PhD, pursuant to which RenovaCare Sciences purchased all of Dr. Gerlach’s rights, title and interest to a treatment methodology for skin isolation, spraying and associated equipment for the regeneration of human skin cells (the “Cell Deposition Device”), along with the associated US and foreign patents and patent applications. The development of the Cell Deposition Device is in the early stages and the Company anticipates that significant time and financial resources will be required to further develop the technology and determine whether a commercially viable product can be developed.

The Company has recently incurred net operating losses and operating cash flow deficits. As of March 31, 2014, the Company’s total accumulated deficit is $5.8 million. The Company does not currently generate revenues and will continue to incur losses from operations and operating cash flow deficits in the future. Management believes that the Company’s cash and cash equivalent balances, anticipated cash flows from operations and other external sources of capital will be sufficient to meet the Company’s cash requirements through December 31, 2014. The future of the Company after December 2014 will depend in large part on its ability to successfully raise capital from external sources to fund operations.

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

The interim consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) pursuant to Part 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.

In management’s opinion, the unaudited consolidated financial statements contained herein reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements. The Company has evaluated information about subsequent events that became available to us through the date the financial statements were issued. This information relates to events, transactions or changes in circumstances that would require us to adjust the amounts reported in the financial statements or to disclose information about those events, transactions or changes in circumstances. However, the results of operations for interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements, including the notes thereto for the year ended December 31, 2013, which may be found under the Company’s profile on EDGAR.

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

Note Receivable from Duke Mountain

The note receivable from Duke Mountain Resources, Inc. (“Duke”) is unsecured, bears interest at 4.0% and principal and interest are due on December 31, 2015. The Company’s credit risk assessment is limited due to the related party nature of the arrangement.

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents and payables approximate fair value based on observable quoted prices for active markets – Level 1 inputs. The carrying amount of the note receivable from Duke approximates fair value based on similar market inputs for interest rates for a specific creditor – Level 2 inputs.

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

Intangible Assets

The intangible asset consists primarily of Cell Deposition Device technology that the Company acquired during 2013 and is recorded at cost. At the time of acquisition the technology had not reached technological feasibility. The amount capitalized is accounted for as an indefinite-lived intangible asset, subject to impairment testing until completion or abandonment. Upon successful completion, a determination will be made as to the then useful life of the intangible asset, generally determined by the period in which substantially all of the cash flows are expected to be generated, and begin amortization. The Company tests the intangible asset for impairment at least annually or more frequently if impairment indicators exist after performing a qualitative analysis. Management has multiple criteria that it considers when performing the qualitative analysis. The results of this review are then weighed and prioritized. If the totality of the relevant events and circumstances indicate that it is not more likely than not that the fair value of the intangible asset is less than its carrying amount, additional impairment tests are not necessary.

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

Income Taxes

The Company recognizes income taxes on an accrual basis based on tax positions taken, or expected to be taken, in tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized. Should they occur, the Company’s policy is to classify interest and penalties related to tax positions as interest expense. Since the Company’s inception, no such interest or penalties have been incurred. The Company did not record an income tax provision during the periods presented due to net taxable losses.

Discontinued Operations

The results of the Company’s oil and gas and mineral assets are being reported as discontinued operations as a result of the sale of the oil and gas properties in February 2013 and the sale of the Company’s subsidiary which controlled various mineral leases and claims in December 2013. Certain amounts reported in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income (loss).

Earnings (Loss) Per Share

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. Potentially dilutive shares of common stock consisted of warrants to purchase shares of common stock (8,200,000 shares as of March 31, 2014 and December 31, 2013) and options to purchase shares of common stock (80,000 shares as of March 31, 2014 and December 31, 2013). During the periods presented, potentially dilutive shares of common stock were not included in the computation of dilutive loss per share as to do so would be anti-dilutive.

Related Party Transactions

A related party is generally defined as (i) any person who holds 10% or more of the Company’s securities and their immediate families; (ii) the Company’s management; (iii) someone who directly or indirectly controls, is controlled by or is under common control with the Company; or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See “Note 6. Related Party Transactions,” for further discussion.

3. Intangible Assets – Intellectual Property

On July 12, 2013, the Company, together with its wholly owned subsidiary, RenovaCare Sciences, entered into an asset purchase agreement with Dr. Jörg Gerlach, MD, PhD, pursuant to which RenovaCare Sciences purchased all of Dr. Gerlach’s rights, title and interest in the Cell Deposition Device. The Company plans to further the development of the Cell Deposition Device, if commercially viable, bring the product to market. Pursuant to the terms of the Asset Purchase Agreement, upon the closing of the transaction, the Company paid Dr. Gerlach $100,002 and issued to Dr. Gerlach a Series A Stock Purchase Warrant (the “Series A Warrant”) entitling him to purchase 1,200,000 shares (each a “Warrant Share”) of the Company’s common stock, subject to vesting milestones through July 11, 2019, at an exercise price of $0.35 per share. Acquisition related costs amounted to $52,852 and were capitalized together with the cash payment. Additional costs capitalized during 2013, and which related to a wound cap technology, amounted to $10,000. No additional costs were capitalized during the first three months of 2014. At March 31, 2014, intangible assets amounted to $162,854.

The Series A Warrant was issued in exchange for services to be rendered in the future by Dr. Gerlach. An additional agreed upon cash sum amounting to $300,000 will be paid to Dr. Gerlach upon the Company attaining certain milestones related to the Regeneration Technology. The value of the Series A Warrant will be recognized as consulting expenses to the Company over the vesting term of the underlying warrant, subject to Dr. Gerlach providing ongoing consulting services to the Company with respect to the Regeneration Technology. As such, the measurement date for accounting purposes will be the date on which performance by Dr. Gerlach is completed. The fair value of each Warrant Share is estimated at the end of each reporting period during which Dr. Gerlach renders services using the Black-Scholes option pricing model. The fair value of each Warrant Share was approximately $0.87 as of March 31, 2014. Assumptions required for the Black-Scholes model are as follows:

Weighted average risk-free interest rate	1.73%
Expected life in years	5.25 Years
Weighted Avg Expected Volatility	89.0%
Expected dividend yield	0

Consulting expense associated with the Series A Warrant amounted to $126,833 during the three months ended March 31, 2014.

4. Common Stock Options

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

As of March 31, 2014, there were 19,920,000 shares available for grant.

Stock Option Activity

On August 1, 2013, the Company granted to Messrs. Kirkland and Sierchio (20,000 stock options each) for stock options granted on August 1, 2013. The exercise price per share is $0.65; 10,000 options vested on the grant date and, subject to continued service as a member of the Company’s Board, the remaining 10,000 options will vest on August 1, 2014. The Options Shares may be exercised on a “cashless basis” using the formula contained therein.

Effective December 1, 2013, we appointed Mr. Bold as the Company’s President & CEO and entered into an at-will consulting agreement (the “Consulting Agreement”) with Mr. Bold. Pursuant to the terms of the Consulting Agreement, Mr. Bold is expected to serve on a part-time basis and will receive an annual fee of $50,000, payable in 12 equal installments, which is prorated for any partial months during the term of the Consulting Agreement. In addition to Mr. Bold’s fee, he was issued a stock option to purchase up to 40,000 shares of the Company’s common stock (the “Option Shares”) at a price of $0.75 per share the closing price of the Company’s common stock as quoted on the OTCQB on November 29, 2013. The Options Shares may be exercised on a “cashless basis” using the formula contained therein and, subject to Mr. Bold’s continued service as the Company’s President and Chief Executive Officer, vest as follows: (a) 20,000 Options Shares vest on December 1, 2014; and (b) 20,000 Options Shares vest on December 1, 2015.

The following table summarizes stock option activity for the three months ended March 31, 2014.

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Life (Years)	Value

Balance January 1, 2014	80,000	$0.70	9.46	$23,200
Options granted	-	-	-
Options forfeited	-	-	-
Balance March 31, 2014	80,000	$0.70	9.46	$23,200
Exercisable at March 31, 2014	20,000	$0.70	9.46	$6,800

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

Weighted average risk-free interest rate	1.43 – 1.49%
Expected life in years	4.75 – 5.25
Weighted Avg Expected Volatility	99.5% - 103.4%
Expected dividend yield	0

During the three months ended March 31, 2014, stock-based compensation expense of $6,782 was recognized as general and administrative expenses. There were 20,000 stock options vested and 60,000 unvested, as of March 31, 2014. As of March 31, 2014, the Company had $20,535 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized by December 31, 2015.

The Company issues new shares when options are exercised.

See also Note 7. Subsequent Events.

5. Commitments

On February 15, 2013, the Company entered into an agreement with Kenneth Kirkland, Ph.D. (the “Kirkland AB Agreement”) pursuant to which Dr. Kirkland will serve as a member of the Company’s Advisory Board. The Kirkland AB Agreement provided for a monthly fee of $2,000 and may be terminated by either party with a five day notice. The Kirkland AB Agreement was terminated effective as of June 30, 2013.

On August 1, 2013, the Company engaged Vector to assist the Company with identifying subject matter experts in the medical device and biotechnology industries and to assist the Company with its ongoing research, development and eventual commercialization of its Regeneration Technology (collectively, the “Services”). In consideration of the Services, the Company will pay Vector a monthly consulting fee of $5,000. The consulting agreement with Vector continues until December 31, 2014, unless earlier terminated by either party upon 5 days prior written notice.

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

Effective December 1, 2013, we appointed Mr. Bold as the Company’s President & CEO and entered into the Consulting Agreement with Mr. Bold. Pursuant to the terms of the Consulting Agreement, Mr. Bold is expected to serve on a part-time basis and will receive an annual fee of $50,000, payable in 12 equal installments, which is prorated for any partial months during the term of the Consulting Agreement. In addition to Mr. Bold’s fee, he was issued Option Shares to purchase up to 40,000 shares of the Company’s common stock at a price of $0.75 per share the closing price of the Company’s common stock as quoted on the OTCQB on November 29, 2013. The Options Shares may be exercised on a “cashless basis” using the formula contained therein and, subject to Mr. Bold’s continued service as the Company’s President and Chief Executive Officer, vest as follows: (a) 20,000 Options Shares vest on December 1, 2014; and (b) 20,000 Options Shares vest on December 1, 2015.

See also “Note 6. Related Party Transactions” and “Note 7. Subsequent Events.”

6. Related Party Transactions

On June 20, 2013, Mr. Joseph Sierchio, resigned as the Acting Interim President and Chief Executive Officer and remains a director; Ms. Rhonda B. Rosen was appointed to serve as the President and Chief Executive Officer and a member of the Board and entered into an employment agreement for a two year term (the “Rosen Employment Agreement”), subject to the earlier termination provisions contained therein. Pursuant to the terms of the Rosen Employment Agreement, Ms. Rosen was paid an annual salary of $120,000. In addition to Ms. Rosen’s salary, she was eligible to receive a cash bonus to be determined by the Company’s Board, in their sole discretion. The Rosen Employment Agreement also provides Ms. Rosen with a monthly stipend of no more than $1,500 to cover medical insurance premiums until such time as the Company can make available an alternative medical insurance plan.

On July 29, 2013, the Board appointed Dr. Kenneth Kirkland to serve as a member of the Board effective August 1, 2013. Prior to this appointment, Dr. Kirkland resigned from the Company’s Advisory Board.

As compensation for their service on the Board, Dr. Kirkland and Mr. Sierchio will receive an annual retainer of $6,000, payable in equal yearly installments in arrears and prorated for any partial years of service. Additionally, subject to their entering into a non-statutory stock option agreement with us, Dr. Kirkland and Mr. Sierchio were each issued incentive stock options to purchase up to 20,000 shares of the Company’s common stock at an exercise price of $0.65 per share, the closing price of the Company’s common stock as quoted on the OTC Markets Group Inc. QB tier (the “OTCQB”) on July 31, 2013, pursuant to the Incentive Plan. Subject to their continued service as a member of the Board, 10,000 of the option shares vest immediately and 10,000 of the option shares vest on the first anniversary of date of grant.

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

Effective September 30, 2013, Mr. Sierchio resumed the position of Acting Interim President and Chief Executive Officer.

On November 29, 2013, the Company entered into a subscription agreement with Kalen Capital Corporation (the “Investor”), a private Alberta corporation wholly owned by Mr. Harmel S. Rayat and a majority shareholder of the Company’s, pursuant to which the Investor purchased 3,500,000 Units at a purchase price of $0.43 per Unit, for an aggregate purchase amount of $1,505,000. Each Unit consists of: (a) one share of common stock; (b) one Series B Warrant exercisable for one share of Common Stock at an exercise price of $0.43 per share if exercised within the first eighteen months or $0.46 per share if exercised after the first eighteen months and prior to expiration on November 29, 2018; and (c) one Series C Warrant exercisable for one share of common stock at an exercise price of $0.43 per share if exercised within the first eighteen months or $0.49 per share if exercised after the first eighteen months and prior to expiration on November 29, 2018. Each of the Series B Warrant and Series C Warrant contains a provision allowing the holder to exercise the respective warrant on a cashless basis as further set forth therein. The Unit price of $0.43 represents a 30% discount to the 20 day average closing price of the Common Stock as quoted on the OTCQB as of October 31, 2013, the last trading date prior to us entering into a non-binding term sheet with the Investor regarding the purchase of the Units.

On December 1, 2013, we appointed Mr. Bold as the Company’s President & CEO and entered into the “Consulting Agreement with Mr. Bold. Pursuant to the terms of the Consulting Agreement, Mr. Bold is expected to serve on a part-time basis and will receive an annual fee of $50,000, payable in 12 equal installments, which is prorated for any partial months during the term of the Consulting Agreement. In addition to Mr. Bold’s fee, he was issued Option Shares to purchase up to 40,000 shares of the Company’s common stock at a price of $0.75 per share the closing price of the Company’s common stock as quoted on the OTCQB on November 29, 2013. The Options Shares may be exercised on a “cashless basis” using the formula contained therein and, subject to Mr. Bold’s continued service as the Company’s President and Chief Executive Officer, vest as follows: (a) 20,000 Options Shares vest on December 1, 2014; and (b) 20,000 Options Shares vest on December 1, 2015.

On December 31, 2013, we completed the sale of 100% of the issued and outstanding shares of Fostung Resources to Duke for a promissory note in the amount of $80,000, which amount approximated the fair value of the leases and mining claims controlled by Fostung Resources, as concluded by an independent third-party geological consultant. Principal and interest at 4.0% are payable on December 31, 2015. Mr. Herdev S. Rayat, the majority shareholder of Duke, is the brother of Mr. Harmel S. Rayat, the Company’s majority shareholder.

For the three months ended March 31, 2014, management fees, consulting fees and reimbursement of expenses paid to officers and directors of the Company were $75,084 (2013: $10,200). Legal fees paid to one of the Company’s directors in the three months ended March 31, 2014 were $47,193 (2013: $67,090). Amounts included in accounts payable and accrued expenses, and due to related parties, at March 31, 2014 were $25,645 (2013: $4,800).

7. Subsequent Events

On April 1, 2014, we appointed Ms. Patsy Trisler as the Company’s Vice President – Clinical & Regulatory Affairs and entered into an at-will consulting agreement (the “Trisler Consulting Agreement”) with Ms. Trisler. Pursuant to the terms of the Trisler Consulting Agreement, Ms. Trisler will receive a monthly fee of $5,000, which covers her services for up to 40 hours in any given month and will pay her an hourly fee of $125 for every hour in excess of forty, prorated for any partial hour. The Consulting Agreement may be terminated at any time by either Ms. Trisler or the Company. In addition to Ms. Trisler’s fee, she was issued Option Shares to purchase up to 50,000 shares of the Company’s common stock at a price of $1.05 per share, the closing price of the Company’s common stock as quoted on the OTCQB on March 31, 2014. The Options Shares may be exercised on a “cashless basis” using the formula contained therein and, subject to Ms. Trisler’s continued service as the Company’s Vice President – Clinical & Regulatory Affairs, vest as follows: (a) 10,000 Options Shares vest on April 1, 2015; (b) 10,000 Options Shares vest on April 1, 2016; (c) 10,000 Options Shares vest on April 1, 2017; (d) 10,000 Options Shares vest on April 1, 2018; and (e) 10,000 Options Shares vest on April 1, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report filed on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading “Risk Factors and Uncertainties” in our Form 10-K filed with the SEC on March 28, 2014, and elsewhere in this report.

This discussion and analysis should be read in conjunction with the accompanying unaudited interim consolidated financial statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies us believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below in “Critical Accounting Policies,” and have not changed significantly.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to RenovaCare, Inc. and its subsidiaries that is based on management’s exercise of business judgment and assumptions made by and information currently available to management. Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements and unknown, unidentified or unpredictable factors could materially and adversely impact our future results. We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events. Several of these factors include, without limitation:

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

The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us. The reader is cautioned that no statements contained in this Form 10-Q should be construed as a guarantee or assurance of future performance or results. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks described in this report and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

Overview

RenovaCare, Inc. (formerly Janus Resources, Inc.) (together with its wholly owned subsidiary, “RenovaCare” “the Company” “we” “us” and “our”) was incorporated under the laws of the State of Nevada and has an authorized capital of 500,000,000 shares of $0.00001 par value common stock, of which 66,575,122 shares are outstanding as of May 13, 2014, and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

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

Our principal executive offices are located at 430 Park Avenue, Suite 702, New York, NY 10022. Our telephone number is (800) 755-5815.

As we are a smaller reporting company, we are not required to make certain disclosures otherwise required to be made in a Form 10-Q.

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

Results of Operations

Three Months Ended March 31, 2014 versus March 31, 2013

	For the Three Months Ended March 31,
	2014	2013	$ change	% change
Operating expenses
General and administrative	$268,021	$70,373	$197,648	281.9
Net loss from continuing operations	(268,021)	(70,373)	197,648	281.0
Discontinued operations
Gain (loss) on disposal of assets		49,338	49,338	100.0
Loss on disposal of subsidiary	-	--	-	-
Loss from discontinued operations	-	49,338	(49,338)	100.0
Net loss	$(268,021)	$(21,035)	$(246,986)	1,174.2

Continuing Operations

Our expenses consist primarily of professional fees and administrative costs. For the three months ended March 31, 2014 and 2013, general and administrative expenses were $268,021 and $70,373, respectively. The increase in general and administrative fees in 2014 of $197,753 was due primarily to a $126,833 expense related to the Series A Warrant issued in July 2013 and to an increase in consulting fees of which $16,863 related to the development of our Cell Deposition Device. In addition, legal fees in 2014 increased by $32,006 as a result of increased patent related activity.

As a result of the foregoing, net loss from continuing operations for three months ended March 31, 2014 and 2013 was $(268,021) and $(70,373), respectively.

Discontinued Operations

Gain on the disposal of our oil and gas properties for the three months ended March 31, 2013 was $49,338. There was no activity in discontinued operations in 2014.

Net loss for the three months ended March 31, 2014 and 2013 were $(268,021) and $(21,035), respectively.

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

At March 31, 2014, we had cash of $1,349,266 (December 2013 - $1,508,843) and working capital of $1,320,226 (December 2013 – $1,454,632). Total liabilities as of March 31, 2014 were $63,075 (December 2013 - $55,440).

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 1 to the consolidated financial statements, we have incurred recurring operating losses since inception of $5.8 million. We require additional funds to meet our obligations and maintain our operations. We have sufficient working capital to (i) pay our administrative and general operating expenses through December 31, 2014, and (ii) to conduct our preliminary research and development programs. Without sufficient cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional research and development programs on our Cell Deposition Device.

Cash Flow

Operating activities: We used cash of $159,577 for operating activities for the three months ended March 31, 2014 (2013 - $26,545). We have financed our operations through the sale of our equity securities, as outlined below.

Investing Activities: During the three months ended March 31, 2014 there were no investing activities. During the three months ended March 31, 2013, proceeds from the disposal of oil and gas properties was $3,000.

Financing Activities: Cash flows from financing activities for the three months ended March 31, 2014 and 2013 were $0 and $0, respectively.

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

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and accounts payable – related parties approximate their fair value because of the short-term nature of these instruments.

Management is of the opinion that we are not exposed to significant interest or credit risks arising from these financial instruments.

Market Risk Disclosures

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes during or subsequent to the periods presented.

Off-balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at March 31, 2014, and the subsequent period to May 13, 2014, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements.

Critical Accounting Policies

See “Note 2. Market Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in this Form 10-Q.

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

Other than as disclosed below, during the three months ended March 31, 2014 and 2013, and the subsequent period, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

On November 29, 2013, we entered into a subscription agreement with Kalen Capital Corporation (the “Investor”), a private Alberta corporation wholly owned by Mr. Harmel S. Rayat and a majority shareholder of ours, pursuant to which the Investor purchased 3,500,000 units of our equity securities (the “Units”) at a purchase price of $0.43 per Unit, for an aggregate purchase amount of $1,505,000. Each Unit consists of: (a) one share of common stock, par value $0.00001 (the “Common Stock”); (b) one Series B Stock Purchase Warrant (the “Series B Warrant”) exercisable for one share of Common Stock at an exercise price of $0.43 per share if exercised within the first eighteen months or $0.46 per share if exercised after the first eighteen months and prior to expiration on November 29, 2018; and (c) one Series C Stock Purchase Warrant (the “Series C Warrant”) exercisable for one share of Common Stock at an exercise price of $0.43 per share if exercised within the first eighteen months or $0.49 per share if exercised after the first eighteen months and prior to expiration on November 29, 2018. Each of the Series B Warrant and Series C Warrant contains a provision allowing the holder to exercise the respective warrant on a cashless basis as further set forth therein. The Unit price of $0.43 represents a 30% discount to the 20 day average closing price of the Common Stock as quoted on the OTCQB as of October 31, 2013, the last trading date prior to us entering into a non-binding term sheet with the Investor regarding the purchase of the Units.

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

During the three months ended March 31, 2014, management fees of $24,891 (2013 - $31,091) were paid to our officers.

During the three months ended March 31, 2014, directors’ fees of $3,000 (2013 - $0) were paid to our non-officer directors.

During the three months ended March 31, 2014, legal fees of $47,193 (2013 - $67,090) were paid or are due to our attorney, Mr. Sierchio, who was appointed to our Board effective August 26, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the three month period ended March 31, 2014, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that: (i) information required to be disclosed by us in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

* Filed here within.

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

RenovaCare, Inc. (Registrant)

Date: May 13, 2014	By:	/s/ Rhonda B. Rosen
	Name:	Rhonda B. Rosen
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: May 13, 2014	By:	/s/ Thomas Bold
	Name:	Thomas Bold
	Title:	Chief Executive Officer
(Principal Executive Officer)