Form 10-Q
period 2014-06-30
RenovaCare, Inc.
filed 2014-08-14
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-30156

RENOVACARE, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0384030
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

As of August 14, 2014, the registrant had 66,575,122 shares of its common stock, par value $0.00001 per share, issued and outstanding.

RENOVACARE, INC.

FORM 10-Q

For The Quarter Ended June 30, 2014

PART I

Item 1. Financial Statements

RENOVACARE, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,168,093	$1,508,843
Prepaid expenses	24,337	1,230
Other receivables	1,600	-
Total current assets	1,194,030	1,510,073

Note receivable from Duke Mountain	80,000	80,000
Intangible assets	162,854	162,854
Total assets	$1,436,884	$1,752,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$74,222	$11,222
Accrued expenses - related parties	52,191	44,219
Total current liabilities	126,413	55,441

STOCKHOLDERS’ EQUITY
Preferred stock: $0.0001 par value: Authorized: 10,000,000 shares Issued and outstanding: nil	-	-
Common stock: $0.00001 par value: Authorized: 500,000,000 Issued and outstanding: 66,575,122 shares	666	666
Additional paid-in capital	7,435,300	7,220,612
Accumulated deficit	(6,125,495)	(5,523,792)
Total stockholders’ equity	1,310,471	1,697,486
Total liabilities and stockholders’ equity	$1,436,884	$1,752,927

 (The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-

Expenses
General and administrative expenses	333,682	83,358	601,703	144,230
Total operating expenses	333,682	83,358	601,703	144,230

Net loss from continuing operations	(333,682)	(83,358)	(601,703)	(144,230)

Discontinued operations

Gain on disposal of oil and gas properties	-	-	-	49,338

Gain (Loss) on discontinued operations	-	-	-	49,338
Net loss	$(333,682)	$(83,358)	$(601,703)	$(94,892)

Earnings per share - basic and diluted
Loss per common share continuing operations	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Income (loss) per common share discontinued operations	0.00	0.00	0.00	0.00
Loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding	66,575,122	63,075,122	66,575,122	63,075,122

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2014 and the year ended December 31, 2013

(unaudited)

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit	(loss)	Total
Balance, December 31, 2012	63,075,122	$631	$5,462,236	$(4,491,004)	$(4,104)	$967,759
Stock based compensation -Series A Warrant	-	-	237,971	-	-	237,971
Stock based compensation - options	-	-	15,440	-	-	15,440
Issuance of Units	3,500,000	35	1,504,965	-	-	1,505,000
Reclassification adjustment on disposal of subsidiary	-	-	-	-	4,104	4,104
Net loss December 31, 2013	-	-	-	(1,032,788)	-	(1,032,788)

Balance, December 31, 2013	66,575,122	666	7,220,612	(5,523,792)	-	1,697,486
Stock based compensation - Series A Warrant	-	-	195,333	-	-	195,333
Stock based compensation – options	-	-	19,355	-	-	19,355
Net loss, June 30, 2014	-	-	-	(601,703)	-	(601,703)

Balance, June 30, 2014	66,575,122	$666	$7,435,300	$(6,125,495)	$-	$1,310,471

 (The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(601,703)	$(94,892)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock based compensation expense	19,355	829
Stock based consulting expense	195,333	-
Gain on disposal of oil and gas properties	-	(49,338)
	-	-
Changes in operating assets and liabilities:
Decrease (increase) in receivables	(1,600)	800
Decrease (increase) in prepaid expenses	(23,107)	7,562
(Decrease) increase in accounts payable and accrued expenses	70,972	10,615
Net cash flows from operating activities	(340,750)	(124,424)

Cash flows from investing activities:

Proceeds from disposal of oil and gas properties	-	3,000

Net cash flows from investing activities	-	3,000

Change in cash and cash equivalents	(340,750)	(121,424)
Cash and cash equivalents, beginning of period	1,508,843	513,595
Cash and cash equivalents, end of period	$1,168,093	$392,171

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

The Company has recently incurred net operating losses and operating cash flow deficits. As of June 30, 2014, the Company’s total accumulated deficit is $6.1 million. The Company does not currently generate revenues and will continue to incur losses from operations and operating cash flow deficits in the future. Management believes that the Company’s cash and cash equivalent balances, anticipated cash flows from operations and other external sources of capital will be sufficient to meet the Company’s cash requirements through December 31, 2014. The future of the Company after December 2014 will depend in large part on its ability to successfully raise capital from external sources to fund operations.

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

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended June 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016 and is to be applied retrospectively. The Company does not currently have any revenue. As such, ASU 2014-09 will not have any effect on the Company’s results of operations and financial position. If the Company begins generating revenue prior to the effective date of ASU 2014-09, it will evaluate the effect that ASU 2014-09 will have on its results of operations and financial position.

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

Earnings (Loss) Per Share

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. Potentially dilutive shares of common stock consisted of warrants to purchase shares of common stock (8,200,000 shares as of June 30, 2014 and December 31, 2013) and options to purchase shares of common stock (135,000 shares as of June 30, 2014 and 80,000 as of December 31, 2013). During the periods presented, potentially dilutive shares of common stock were not included in the computation of dilutive loss per share as to do so would be anti-dilutive.

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

Comprehensive Income (Loss)

The Company has no items of other comprehensive income in any period presented.  Therefore, net loss equals comprehensive loss.

3. Intangible Assets – Intellectual Property

On July 12, 2013, the Company, together with its wholly owned subsidiary, RenovaCare Sciences, entered into an asset purchase agreement with Dr. Jörg Gerlach, MD, PhD, pursuant to which RenovaCare Sciences purchased all of Dr. Gerlach’s rights, title and interest in the Cell Deposition Device. The Company plans to further the development of the Cell Deposition Device, if commercially viable, bring the product to market. Pursuant to the terms of the Asset Purchase Agreement, upon the closing of the transaction, the Company paid Dr. Gerlach $100,002 and issued to Dr. Gerlach a Series A Stock Purchase Warrant (the “Series A Warrant”) entitling him to purchase 1,200,000 shares (each a “Warrant Share”) of the Company’s common stock, subject to vesting milestones through July 11, 2019, at an exercise price of $0.35 per share. Acquisition related costs amounted to $52,852 and were capitalized together with the cash payment. Additional costs capitalized during 2013, and which related to a wound cap technology, amounted to $10,000. No additional costs were capitalized during 2014. At June 30, 2014, intangible assets amounted to $162,854.

The Series A Warrant was issued in exchange for services to be rendered in the future by Dr. Gerlach. An additional agreed upon cash sum amounting to $300,000 will be paid to Dr. Gerlach upon the Company attaining certain milestones related to the Regeneration Technology. The value of the Series A Warrant will be recognized as consulting expenses to the Company over the vesting term of the underlying warrant, subject to Dr. Gerlach providing ongoing consulting services to the Company with respect to the Regeneration Technology. As such, the measurement date for accounting purposes will be the date on which performance by Dr. Gerlach is completed. The fair value of each Warrant Share is estimated at the end of each reporting period during which Dr. Gerlach renders services using the Black-Scholes option pricing model. The fair value of each Warrant Share was approximately $0.79 as of June 30, 2014. Assumptions required for the Black-Scholes model are as follows:

Weighted average risk-free interest rate	1.62%
Expected life in years	5.00 Years
Weighted Avg Expected Volatility	90.9%
Expected dividend yield	0%

Consulting expense associated with the Series A Warrant amounted to $68,500 and $195,333 during the three and six months ended June 30, 2014.

4. Common Stock Option

Approval of the 2013 Long-Term Incentive Plan

On June 20, 2013, the Board of Directors (the “Board”) adopted, subject to receiving shareholder approval, the 2013 Long-Term Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the issuance of stock options of up to 20,000,000 shares (subject to adjustment) of the Company’s common stock to officers, directors, key employees and consultants of the Company. Options granted to employees under the Incentive Plan, including directors and officers who are employees, may be incentive stock options or non-qualified stock options; options granted to others under the Incentive Plan are limited to non-qualified stock options. On November 15, 2013, shareholders owning a majority of the Company’s issued and outstanding shares approved the Incentive Plan.

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

As of June 30, 2014, there were 19,865,000 shares available for grant.

Stock Option Activity

On August 1, 2013, the Company granted to each of Messrs. Kirkland and Sierchio 20,000 stock options. The exercise price per share is $0.65; 10,000 options vested on the grant date and, subject to continued service as a member of the Company’s Board, the remaining 10,000 options will vest on August 1, 2014 and may be exercised on a “cashless basis” using the formula contained therein.

Effective December 1, 2013, the Company appointed Mr. Bold as its President & CEO and entered into an at-will consulting agreement (the “Consulting Agreement”) with Mr. Bold. Pursuant to the terms of the Consulting Agreement, Mr. Bold was issued a stock option to purchase up to 40,000 shares of the Company’s common stock (the “Option Shares”) at a price of $0.75 per share the closing price of the Company’s common stock as quoted on the OTCQB on November 29, 2013. The Options Shares may be exercised on a “cashless basis” using the formula contained therein and, subject to Mr. Bold’s continued service as the Company’s President and Chief Executive Officer, the Options Shares vest as follows, 20,000 on: (a) December 1, 2014; and (b) December 1, 2015.

On April 1, 2014, the Company appointed Ms. Patsy Trisler as its Vice President – Clinical & Regulatory Affairs and entered into an at-will consulting agreement (the “Trisler Consulting Agreement”) with Ms. Trisler. Pursuant to the terms of the Trisler Consulting Agreement, Ms. Trisler was issued Option Shares to purchase up to 50,000 shares of the Company’s common stock at a price of $1.05 per share, the closing price of the Company’s common stock as quoted on the OTCQB on April 1, 2014. The Options Shares may be exercised on a “cashless basis” using the formula contained therein and, subject to Ms. Trisler’s continued service as the Company’s Vice President – Clinical & Regulatory Affairs, the Options Shares vest as follows, 10,000 on: (a) April 1, 2015; (b) April 1, 2016; (c) April 1, 2017; (d) April 1, 2018; and (e) April 1, 2019.

On April 20, 2014, the Company appointed Andrew Danielson as its Director of Business Development and issued Mr. Danielson Option Shares to purchase 5,000 shares of the Company’s common stock at a price of $1.05 per share, the closing price of the Company’s common stock as quoted on the OTCQB on April 17, 2014. The Options Shares may be exercised on a “cashless basis” using the formula contained therein and, subject to Mr. Danielson’s continued service with the Company. The Options Shares vest on April 20, 2015.

The following table summarizes stock option activity for the period ended June 30, 2014.

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Life (Years)	Value
Balance January 1, 2014	80,000	$0.70	9.13	$20,000
Options granted	55,000	1.05	9.75	$0
Balance June 30, 2014	135,000	$0.84	9.38	$14,850
Exercisable at June 30, 2014	20,000	$0.70	9.13	$5,000

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted during 2013 was approximately $0.49 to $0.57 per share. The weighted average fair value of stock options granted during 2014 was $1.05 per share. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding. The assumptions for volatility, expected life, dividend yield and risk-free interest rate are presented in the table below:

Weighted average risk-free interest rate	1.43 – 1.62%
Expected life in years	4.50 – 5.50
Weighted Avg. Expected Volatility	99.5% – 105.3%
Expected dividend yield	0%

During the three and six months ended June 30, 2014, stock-based compensation expense of $12,573 and $19,355, respectively, was recognized as general and administrative expenses. There were 20,000 stock options vested and 115,000 unvested, as of June 30, 2014. As of June 30, 2014, the Company had $55,387 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized by April 1, 2019.

The Company issues new shares when options are exercised.

5. Commitments

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

In connection with the Company’s anticipated Section 510(k) submission of its proprietary Cell Deposition Device to the Food and Drug Administration, the Company has engaged StemCell System GmbH (“StemCell Systems”) to provide it with prototypes and related documents. The Company received a purchase order from StemCell Systems in the amount of $130,000, for which $65,000 was paid in the three months ended June 30, 2014. The remaining payments are due prior to December 31, 2014, the exact timing of which is dependent on when the work is performed.

See also “Note 6. Related Party Transactions.”

6. Related Party Transactions

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

Effective September 30, 2013, Ms. Rosen resigned as President and Chief Executive Officer and the Company entered into an At-Will Executive Services Agreement (the “Rosen Services Agreement”), pursuant to which Ms. Rosen will serve as the Company’s Chief Financial Officer. Pursuant to the Rosen Services Agreement, Ms. Rosen will provide the Company with services consistent with that of a Chief Financial Officer on a part-time basis, for which she will be paid a monthly fee of $2,400 and will be reimbursed for any business related expenses. The Rosen Services Agreement is terminable by either the Company or Ms. Rosen upon advance written notice.

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

On December 1, 2013, the Company appointed Mr. Bold as its President & CEO and entered into the Consulting Agreement with Mr. Bold. Pursuant to the terms of the Consulting Agreement, Mr. Bold is expected to serve on a part-time basis and will receive an annual fee of $50,000, payable in 12 equal installments, which is prorated for any partial months during the term of the Consulting Agreement. In addition to Mr. Bold’s fee, he was issued Option Shares to purchase up to 40,000 shares of the Company’s common stock at a price of $0.75 per share the closing price of the Company’s common stock as quoted on the OTCQB on November 29, 2013. The Options Shares may be exercised on a cashless basis using the formula contained therein and, subject to Mr. Bold’s continued service as the Company’s President and Chief Executive Officer, vest as follows, 20,000 Options Shares on: (a) December 1, 2014; and (b) December 1, 2015.

On December 31, 2013, the Company completed the sale of 100% of the issued and outstanding shares of Fostung Resources to Duke for a promissory note in the amount of $80,000, which amount approximated the fair value of the leases and mining claims controlled by Fostung Resources, as concluded by an independent third-party geological consultant. Principal and interest at 4.0% are payable on December 31, 2015. Mr. Herdev S. Rayat, the majority shareholder of Duke, is the brother of Mr. Harmel S. Rayat, the Company’s majority shareholder.

On April 1, 2014, the Company appointed Ms. Patsy Trisler as its Vice President – Clinical & Regulatory Affairs and entered into the Trisler Consulting Agreement with Ms. Trisler. Pursuant to the terms of the Trisler Consulting Agreement, Ms. Trisler will receive a monthly fee of $5,000, which covers her services for up to 40 hours in any given month and will pay her an hourly fee of $125 for every hour in excess of forty, prorated for any partial hour. The Consulting Agreement may be terminated at any time by either Ms. Trisler or the Company. In addition to Ms. Trisler’s fee, she was issued Option Shares to purchase up to 50,000 shares of the Company’s common stock at a price of $1.05 per share, the closing price of the Company’s common stock as quoted on the OTCQB on March 31, 2014. The Options Shares may be exercised on a “cashless basis” using the formula contained therein and, subject to Ms. Trisler’s continued service as the Company’s Vice President – Clinical & Regulatory Affairs, vest as follows, 10,000 Options Shares on: (a) April 1, 2015; (b) April 1, 2016; (c) April 1, 2017; (d) April 1, 2018; and (e) April 1, 2019.

On April 20, 2014, the Company appointed Andrew Danielson as its Director of Business Development at an annual salary of $60,000. In addition Mr. Danielson was issued Option Shares to purchase 5,000 shares of the Company’s common stock at a price of $1.05 per share, the closing price of the Company’s common stock as quoted on the OTCQB on April 17, 2014. The Options Shares may be exercised on a “cashless basis” using the formula contained therein and, subject to Mr. Danielson’s continued service with the Company. The Options Shares vest on April 20, 2015.

For the three months ended June 30, 2014, directors’ and management fees, consulting fees and reimbursement of expenses paid to officers and directors of the Company were $3,000 (2013: $0). For the six months ended June 30, 2014, directors’ and management fees, consulting fees and reimbursement of expenses paid to officers and directors of the Company was $6,000 (2013: $0). Legal fees paid to one of the Company’s directors in the three months ended June 30, 2014 were $27,820 (2013: $38,974). Legal fees paid to one of the Company’s directors in the six months ended June 30, 2014 were $82,185 (2013: $62,439). Amounts included in accounts payable and accrued expenses, and due to related parties, at June 30, 2014 were $36,080 (2013: $4,800).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report filed on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

•	new entrance of competitive products or further penetration of existing products in our markets;
•	the effect on us from adverse publicity related to our products or the company itself; and
•	any adverse claims relating to our intellectual property.

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

Overview

RenovaCare, Inc. (formerly Janus Resources, Inc.) (together with its wholly owned subsidiary, “RenovaCare” “the Company” “we” “us” and “our”) was incorporated under the laws of the State of Nevada and has an authorized capital of 500,000,000 shares of $0.00001 par value common stock, of which 66,575,122 shares are outstanding as of August 14, 2014, and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

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

The average adult human has a skin surface area of between 16 - 21 square feet, which protects all other organs against the external environment. When a person’s skin is assailed by trauma or exposed to extreme heat, the skin’s various layers may be destroyed and depending on the severity of the injury, might cause life-threatening conditions. Currently, severe trauma to the skin, such as second or third degree burns, requires surgical mesh-grafting of skin, whereby healthy skin is removed from one area of the patient’s body (a “donor site”) and implanted on the damaged area. While mesh grafting is often the method of choice, there are significant deficiencies with this method. The surgical procedure to remove healthy skin from the donor site can be painful and leaves the patient with a new wound that must also be attended to. In many instances the aesthetic results are not satisfying, as the color of the skin from the donor site may not match the skin color of the damaged skin. Additionally, since the ratio between the size of the wound area and the size of the donor site is quite low, i.e. the size of the skin removed must be substantially equal in size to the size of the damaged skin; the mesh-grafting approach is in many cases limited. Donor and injury sites can take weeks to heal, requiring expensive hospital stays, ongoing wound dressing management, and ever-changing anti-infection strategies.

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

Results of Operations

Three and Six Months Ended June 30, 2014 versus June 30, 2013

	For the Three Months Ended June 30,
	2014	2013	$ change	% change
Operating expenses
General and administrative	$333,682	$83,358	$250,324	300.3
Net loss	$(333,682)	$(83,358)	$(250,324)	300.3

	For the Six Months Ended June 30,
	2014	2013	$ change	% change
Operating expenses
General and administrative	$601,703	$144,230	$457,473	317.2
Net loss from continuing operations	(601,703)	(144,230)	457,473	317.2
Discontinued operations
Gain on disposal of oil and gas properties	-	49,338	-	-
Loss from discontinued operations	-	49,338	(49,338)	100.0
Net loss	$(601,703)	$(94,892)	$(506,811)	534.1

Continuing Operations

Our expenses consist primarily of professional fees and administrative costs. For the three months ended June 30, 2014 and 2013, general and administrative expenses were $333,682 and $83,358, respectively. The increase in general and administrative fees in the second quarter of 2014 of $250,324 was due primarily to a $68,500 expense related to the Series A Warrant issued in July 2013 and to newly incurred research and development expenses of $65,000 related to the development of our Cell Deposition Device. In addition, legal fees in the three months ended June 30, 2014 increased by $36,243 as a result of increased patent related and securities registration related activity.

As a result of the foregoing, net loss from continuing operations for three months ended June 30, 2014 and 2013 was $(333,682) and $(83,358), respectively.

Discontinued Operations

There was no activity in discontinued operations in the three months ended June 30, 2014 or June 30, 2013.

Net loss for the three months ended June 30, 2014 and 2013 were $(333,682) and $(83,358), respectively.

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

At June 30, 2014, we had cash of $1,168,093 (December 2013 - $1,508,843) and working capital of $1,067,617 (December 2013 – $1,454,633). Total liabilities as of June 30, 2014 were $126,413 (December 2013 - $55,440).

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 1 to the consolidated financial statements, we have incurred recurring operating losses since inception of $6.1 million. We require additional funds to meet our obligations and maintain our operations. We have sufficient working capital to (i) pay our administrative and general operating expenses through December 31, 2014, and (ii) to conduct our preliminary research and development programs. Without sufficient cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional research and development programs on our Cell Deposition Device.

Cash Flow

Operating activities: We used cash of $340,750 for operating activities for the six months ended June 30, 2014 (2013 - $124,424). We have financed our operations through the sale of our equity securities, as outlined below.

Investing Activities: During the six months ended June 30, 2014 there were no investing activities. During the six months ended June 30, 2013 proceeds from the disposal of oil and gas properties was $3,000.

Financing Activities: Cash flows from financing activities for the three months ended June 30, 2014 and 2013 were $0 and $0, respectively.

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

Off-balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at June 30, 2014, and the subsequent period to August 14, 2014, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements.

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

Other than as disclosed below, during the three months ended June 30, 2014 and 2013, and the subsequent period, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

During the three and six months ended June 30, 2014, directors’ fees of $3,000 (2013: $0) and $6,000 (2013: $0) were paid to our non-officer directors.

During the three and six months ended June 30, 2014, legal fees of $27,820 (2013: $38,974) and $82,185 (2013: $62,439) were paid or are due to our attorney, Mr. Sierchio, who was appointed to our Board effective August 26, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the three month period ended June 30, 2014, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that: (i) information required to be disclosed by us in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Articles of incorporation (Incorporated by reference to Exhibit 3.1 of the Form S-8 filed on October 3, 2003).

3.2	Articles of Incorporation, as amended (Incorporated by reference to the Form 8-K filed on January 10, 2011).

3.3	Articles of Incorporation, as amended (Incorporated by reference to the Form 8-K filed on January 10, 2014).

3.4	Bylaws (Incorporated by reference to Exhibit 3.2 of the Form S-8 filed on October 3, 2003).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension - Schema Document**

101.CAL	XBRL Taxonomy Extension - Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension - Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension - Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension - Presentation Linkbase Document**

_____________

*Filed herewith.

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

RenovaCare, Inc. (Registrant)

Date: August 14, 2014	By:	/s/ Rhonda B. Rosen
	Name:	Rhonda B. Rosen
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: August 14, 2014	By:	/s/ Thomas Bold
	Name:	Thomas Bold
	Title:	Chief Executive Officer
(Principal Executive Officer)

