Form 10-Q
period 2014-09-30
RenovaCare, Inc.
filed 2014-11-13
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 13, 2014, the registrant had 66,575,122 shares of its common stock, par value $0.00001 per share, issued and outstanding.

RENOVACARE, INC.

FORM 10-Q

For The Quarter Ended September 30, 2014

PART I

Item 1. Financial Statements

RENOVACARE, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$889,795	$1,508,843
Prepaid expenses	16,894	1,230
Other receivables	2,400	-
Total current assets	909,089	1,510,073

Note receivable from Duke Mountain	80,000	80,000
Intangible assets	162,854	162,854
Total assets	$1,151,943	$1,752,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$15,641	$11,222
Accrued expenses - related parties	45,978	44,219
Other current liabilities	137,500	-
Total current liabilities	199,119	55,441

Long term liabilities
Other long term liabilities	237,500	-

Total liabilities	$436,619	$55,441

STOCKHOLDERS’ EQUITY
Preferred stock: $0.0001 par value: Authorized: 10,000,000 shares
Issued and outstanding: nil	-	-
Common stock: $0.00001 par value: Authorized: 500,000,000
Issued and outstanding: 66,575,122 shares	666	666
Additional paid-in capital	8,116,001	7,220,612
Accumulated deficit	(7,401,343)	(5,523,792)
Total stockholders’ equity	715,324	1,697,486
Total liabilities and stockholders’ equity	$1,151,943	$1,752,927

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-

Expenses
Research and development expenses	902,219	-	956,719	-
General and administrative expenses	373,629	184,862	920,832	329,103
Total operating expenses	1,275,848	184,862	1,877,551	329,103

Net loss from continuing operations	(1,275,848)	(184,862)	(1,877,551)	(329,103)

Discontinued operations

Gain on disposal of oil and gas property	-	-	-	49,338

Gain (Loss) on discontinued operations	-	-	-	49,338
Net loss	$(1,275,848)	$(184,862)	$(1,877,551)	$(279,765)

Earnings per share - basic and diluted
Loss per common share continuing operations	$(0.02)	(0.00)	(0.03)	(0.01)
Income (loss) per common share discontinued operations	0.00	0.00	0.00	0.00
Loss per common share	$(0.02)	$(0.00)	$(0.03)	$(0.01)

Weighted average shares outstanding	66,575,122	63,075,122	66,575,122	63,075,122

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2014 and the year ended December 31, 2013

(unaudited)

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit	(loss)	Total
Balance, December 31, 2012	63,075,122	$631	$5,462,236	$(4,491,004)	$(4,104)	$967,759
Stock based compensation -Series A Warrant	-	-	237,971	-	-	237,971
Stock based compensation – options	-	-	15,440	-	-	15,440
Issuance of Units	3,500,000	35	1,504,965	-	-	1,505,000
Reclassification adjustment on disposal of subsidiary	-	-	-	-	4,104	4,104
Net loss December 31, 2013	-	-	-	(1,032,788)	-	(1,032,788)

Balance, December 31, 2013	66,575,122	666	7,220,612	(5,523,792)	-	1,697,486
Stock based compensation - Series A Warrant	-	-	848,388	-	-	848,388
Stock based compensation – options	-	-	47,001	-	-	47,001
Net loss, September 30, 2014	-	-	-	(1,877,551)	-	(1,877,551)

Balance, September 30, 2014	66,575,122	$666	$8,116,001	$(7,401,343)	$-	$715,324

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,877,551)	$(279,765)
Adjustments to reconcile net loss to
net cash flows from operating activities:
Stock based compensation expense	47,001	9,622
Stock based consulting expense	848,388	54,668
Gain on disposal of oil and gas properties	-	(49,338)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	(2,400)	800
Decrease (increase) in prepaid expenses	(15,664)	6,058
(Decrease) increase in accounts payable
and accrued expenses	6,178	83,313
(Decrease) increase in current liabilities	137,500	-
(Decrease) increase in long term liabilities	237,500	-
Net cash flows from operating activities	(619,048)	(174,642)

Cash flows from investing activities:

Proceeds from disposal of oil and gas properties	-	3,000
Acquisition of intellectual property	-	(105,854)
Net cash flows from investing activities	-	(102,854)

Change in cash and cash equivalents	(619,048)	(277,496)
Cash and cash equivalents, beginning of period	1,508,843	513,595
Cash and cash equivalents, end of period	$889,795	$236,099

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

On July 12, 2013, the Company, through its wholly owned subsidiary, RenovaCare Sciences Corp. (“RenovaCare Sciences”), completed the acquisition of its flagship technology, a treatment methodology for skin isolation, spraying and associated equipment for the regeneration of human skin cells (the “Cell Deposition Device”), along with the associated United States patent applications and two (2) foreign patents, the first of which expires on August 22, 2027 and the second of which expires on April 26, 2031. The Company effected the acquisition of the Cell Deposition Device through an asset purchase agreement with Dr. Gerlach on July 12, 2013, and paid Dr. Gerlach an initial sum of $100,002 at that time. This asset purchase agreement was amended on September 9, 2014 (the “Amended APA”). Pursuant to the terms of the Amended APA, the Company is obligated to pay Dr. Gerlach an additional $300,000 in four installments: (a) $100,000 on December 31, 2014; (b) $50,000 on December 31, 2015; (c) $50,000 on December 31, 2016; and (d) $100,000 on December 31, 2017. Additionally, the Company issued to Dr. Gerlach a Series A Warrant allowing him to purchase up to 1,200,000 shares of our common stock at a purchase price of $0.35 per share.

The Company has recently incurred net operating losses and operating cash flow deficits. As of September 30, 2014, the Company’s total accumulated deficit is $7.4 million. The Company does not currently generate revenues and will continue to incur losses from operations and operating cash flow deficits in the future. Management believes that the Company’s cash and cash equivalent balances, anticipated cash flows from operations and other external sources of capital will be sufficient to meet the Company’s cash requirements through March 31, 2015. The future of the Company after March 2015 will depend in large part on its ability to successfully raise capital from external sources to fund operations.

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

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents and current and long term liabilities approximate fair value based on observable quoted prices for active markets – Level 1 inputs. The carrying amount of the note receivable from Duke approximates fair value based on similar market inputs for interest rates for a specific creditor – Level 2 inputs.

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

Earnings (Loss) Per Share

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. Potentially dilutive shares of common stock consisted of warrants to purchase shares of common stock (8,200,000 shares as of September 30, 2014 and December 31, 2013) and options to purchase shares of common stock (185,000 shares as of September 30, 2014 and 80,000 as of December 31, 2013). During the periods presented, potentially dilutive shares of common stock were not included in the computation of dilutive loss per share as to do so would be anti-dilutive.

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

3. Intangible Assets – Intellectual Property

On July 12, 2013, the Company, together with its wholly owned subsidiary, RenovaCare Sciences, entered into an asset purchase agreement with Dr. Jörg Gerlach, MD, PhD, pursuant to which RenovaCare Sciences purchased all of Dr. Gerlach’s rights, title and interest in the Cell Deposition Device. The Company plans to further the development of the Cell Deposition Device and, if commercially viable, bring the product to market. This asset purchase agreement was amended on September 9, 2014 (the “Amended APA”). Pursuant to the terms of the Amended APA, upon the closing of the transaction in July 2013, the Company paid Dr. Gerlach $100,002. An additional $300,000 will be paid in four installments: (a) $100,000 on December 31, 2014; (b) $50,000 on December 31, 2015; (c) $50,000 on December 31, 2016; and (d) $100,000 on December 31, 2017.

At September 30, 2014, $100,000 of the amount payable to Dr. Gerlach was recorded as other current liabilities and $200,000 was recorded as other long term liabilities in the accompanying consolidated balance sheet.

As further consideration for the Cell Deposition Device, the Company issued to Dr. Gerlach a Series A Stock Purchase Warrant (the “Series A Warrant”) entitling him to purchase 1,200,000 shares (each a “Warrant Share”) of the Company’s common stock at an exercise price of $0.35 per share. Pursuant to the terms of the Amended APA, the Series A Warrant will now vest in five equal installments of 240,000 shares on each of July 12, 2014, July 12, 2015, July 12, 2016, July 12, 2017 and July 12, 2018. Vesting will no longer be contingent on the achievement of certain milestones and on Dr. Gerlach’s continuing to provide consulting services to the Company, but instead on passage of time. Prior to September 9, 2014, the effective date of the Amended APA, the value of the Series A Warrant was recognized as consulting expenses over the vesting term. In addition, the fair value of each Warrant Share was estimated at the end of each reporting period during which Dr. Gerlach rendered services using the Black-Scholes option pricing model. Effective September 9, 2014, the Company measured and expensed the value of the Series A Warrant in full and recorded this value as research and development costs. The fair value of each Warrant Share as of September 9, 2014, using the Black-Scholes option pricing model, was $0.91.

Assumptions required for the Black-Scholes model are as follows:

Weighted average risk-free interest rate	1.72%
Expected life in years	4.75 Years
Weighted Avg Expected Volatility	93.8%
Expected dividend yield	0%

Consulting expense associated with the Series A Warrant amounted to $115,840 and $311,173 during the three and nine months ended September 30, 2014. Research and development expense associated with the Series A Warrant amounted to $537,217 during both the three and nine months ended September 30, 2014. Consulting expense associated with the Series A Warrant during both the three and nine months ended September 30, 2013 was $54,668.

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

As of September 30, 2014, there were 19,815,000 shares available for grant.

Stock Option Activity

On August 1, 2013, the Company granted to each of Messrs. Kirkland and Sierchio 20,000 stock options. The exercise price per share is $0.65; 10,000 options vested on the grant date and, subject to continued service as a member of the Company’s Board, the remaining 10,000 options vested on August 1, 2014 and may be exercised on a “cashless basis” using the formula contained therein.

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

On August 14, 2014, the Company granted to each of Messrs. Kirkland and Sierchio 20,000 stock options. The exercise price per share is $0.80; 10,000 options vested on the grant date and, subject to continued service as a member of the Company’s Board, the remaining 10,000 options vest on August 14, 2015 and may be exercised on a “cashless basis” using the formula contained therein.

On August 14, 2014, the Company granted to Ms. Rhonda Rosen, the Company’s Chief Financial Officer, 10,000 stock options. The exercise price per share is $0.80; 5,000 options vested on the grant date and, subject to her continued service as an executive of the Company, the remaining 5,000 options vest on August 14, 2015 and may be exercised on a “cashless basis” using the formula contained therein.

The following table summarizes stock option activity for the period ended September 30, 2014.

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Life (Years)	Value
Balance January 1, 2014	80,000	$0.70	9.03	$40,000
Options granted	105,000	0.93	9.68	$28,350
Balance September 30, 2014	185,000	$0.83	9.40	$68,350
Exercisable at September 30, 2014	65,000	$0.70	9.26	$22,500

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted during 2013 was approximately $0.49 to $0.57 per share. The weighted average fair value of stock options granted during 2014 was $0.72 per share. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding. The assumptions for volatility, expected life, dividend yield and risk-free interest rate are presented in the table below:

Weighted average risk-free interest rate	1.58 – 1.62%
Expected life in years	5.50
Weighted Avg. Expected Volatility	94.4% - 105.3%
Expected dividend yield	0%

During the three and nine months ended September 30, 2014, stock-based compensation expense of $27,646 and $47,001, respectively, was recognized as general and administrative expenses. During the three and nine months ended September 30, 2013, stock based compensation of $8,793 and $9,622, respectively, was recognized as general and administrative expenses. There were 65,000 stock options vested and 120,000 unvested, as of September 30, 2014. As of September 30, 2014, the Company had $55,819 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized by April 1, 2019.

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

In connection with the Company’s anticipated Section 510(k) submission of its proprietary Cell Deposition Device to the Food and Drug Administration, the Company has engaged StemCell System GmbH (“StemCell Systems”) to provide it with prototypes and related documents. Pursuant to this engagement the Company incurred expenses of $26,950 and $91,950 in the three and nine months ended September 30, 2014, respectively. The remaining payments are due prior to December 31, 2014, the exact timing of which is dependent on when the work is performed.

On September 25, 2014, the Company entered into a Charitable Grant Agreement with the University of Pittsburgh (the “University”), pursuant to which the Company committed to provide a charitable donation to the University in the aggregate amount of $75,000 (the “Grant”). The Company will pay the Grant in eight quarterly installments of $9,375, with the first payment made on or before October 2014 and the final payment to be made on or before July 31, 2016. Dr. Gerlach, from whom the Company purchased the Cell Deposition Device, is a professor at the University. At September 30, 2014, $37,500 of the amount payable to the University was recorded as other current liabilities and $37,500 was recorded as other long term liabilities in the accompanying consolidated balance sheet.

See also “Note 6. Related Party Transactions.”

6. Related Party Transactions

As compensation for their service on the Board, Dr. Kirkland and Mr. Sierchio will receive an annual retainer of $6,000, payable in equal yearly installments in arrears and prorated for any partial years of service. Additionally, on August 14, 2014, the Company granted to each of Dr. Kirkland and Mr. Sierchio an incentive stock options to purchase up to 20,000 shares of the Company’s common stock at an exercise price of $0.85 per share, the closing price of the Company’s common stock as quoted on the OTC Markets Group Inc. QB tier (the “OTCQB”) on the day prior to the grant. Subject to their continued service as a member of the Board, 10,000 of the option shares vest immediately and 10,000 of the option shares vest on the first anniversary of date of grant and may be exercised on a “cashless basis” using the formula contained therein.

Effective September 30, 2013, Ms. Rosen resigned as President and Chief Executive Officer and the Company entered into an At-Will Executive Services Agreement (the “Rosen Services Agreement”), pursuant to which Ms. Rosen will serve as the Company’s Chief Financial Officer. Pursuant to the Rosen Services Agreement, Ms. Rosen will provide the Company with services consistent with that of a Chief Financial Officer on a part-time basis, for which she will be paid a monthly fee of $2,400 and will be reimbursed for any business related expenses. The Rosen Services Agreement is terminable by either the Company or Ms. Rosen upon advance written notice. On August 14, 2014, the Company granted to Ms. Rhonda Rosen, the Company’s Chief Financial Officer, 10,000 stock options. The exercise price per share is $0.80; 5,000 options vested on the grant date and, subject to her continued service as an executive of the Company, the remaining 5,000 options vested on August 14, 2015 and may be exercised on a “cashless basis” using the formula contained therein.

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

For the three months ended September 30, 2014, directors’ and management fees, consulting fees and reimbursement of expenses incurred with respect to officers and directors of the Company were $37,945 (2013: $75,040). Legal fees incurred with respect to one of the Company’s directors in the three months ended September 30, 2014 were $34,945 (2013: $40,190). Amounts included in accounts payable and accrued expenses, and due to related parties, at September 30, 2014 were $13,400 (2013: $74,562).

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

Overview

RenovaCare, Inc. (formerly Janus Resources, Inc.) (together with its wholly owned subsidiary, “RenovaCare” “the Company” “we” “us” and “our”) was incorporated under the laws of the State of Nevada and has an authorized capital of 500,000,000 shares of $0.00001 par value common stock, of which 66,575,122 shares are outstanding as of November 13, 2014, and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

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

Description of Business

We are focusing on the acquisition, research, development and, if warranted, commercialization of autologous (using a patient’s own cells) cellular therapies that can be used for medical and aesthetic applications. On July 12, 2013, we, through our wholly owned subsidiary, RenovaCare Sciences Corp., completed the acquisition of our flagship technology, a treatment methodology for skin isolation, spraying and associated equipment for the regeneration of human skin cells (the “Cell Deposition Device”), along with the associated United States patent applications and two (2) foreign patents, the first of which expires on August 22, 2027 and the second of which expires on April 26, 2031. We effected the acquisition of the Cell Deposition Device through an asset purchase agreement with Dr. Gerlach (the “APA”). Pursuant to the terms of the APA, as amended on September 9, 2014, we paid Dr. Gerlach an initial sum of $100,000 and are obligated to pay him an additional $300,000 in four installments: (a) $100,000 on December 31, 2014; (b) $50,000 on December 31, 2015; (c) $50,000 on December 31, 2016; and (d) $100,000 on December 31, 2017. Additionally, we issued to Dr. Gerlach a Series A Warrant allowing him to purchase up to 1,200,000 shares of our common stock at a purchase price of $0.35 per share.

The average adult human has a skin surface area of between 16 - 21 square feet, which protects all other organs against the external environment. When a person’s skin is assailed by trauma or exposed to extreme heat, the skin’s various layers may be destroyed and depending on the severity of the injury, might cause life-threatening conditions. Currently, severe trauma to the skin, such as second or third degree burns, requires surgical mesh-grafting of skin, whereby healthy skin is removed from one area of the patient’s body (a “donor site”) and implanted on the damaged area. While mesh grafting is often the method of choice, we believe there are significant deficiencies with this method. The surgical procedure to remove healthy skin from the donor site can be painful and leaves the patient with a new wound that must also be attended to. In many instances the aesthetic results are not satisfying, as the color of the skin from the donor site may not match the skin color of the damaged skin. Additionally, since the ratio between the size of the wound area and the size of the donor site is quite low, i.e. the size of the skin removed must be substantially equal in size to the size of the damaged skin, the mesh-grafting approach is in many cases limited. Donor and injury sites can take weeks to heal, requiring expensive hospital stays, ongoing wound dressing management, and ever-changing anti-infection strategies.

We are currently evaluating the efficacy and potential of our Cell Deposition Device, in combination with our unique cell isolation method, in the treatment of tissue that has been subject to severe trauma such as second and third degree burns. In small scale clinical trials, the Cell Deposition Device and cell isolation methodology have shown the ability to regenerate a more natural and thicker skin. The Cell Deposition Device utilizes the patient’s own skin stem cells and is able to address much larger treatment areas and at the same time reduce the size of the donor site. Furthermore, we believe the Cell Deposition Device enables the effective treatment of other skin disorders with minimal scarring compared to skin grafting.

In a clinical study of 19 patients with deep dermal wound burns to the face and neck conducted in Berlin, Germany prior to our purchase of the Cell Deposition Device, researchers stated that, “careful surgical debridement and consecutive application of CEA [cultured epethilial autograft] suspensions using a spray technique results in excellent cosmetic outcomes compared with any other method.” The same researchers concluded that, “We refuse to perform a prospective randomized study with groups in which traditional skin grafting and/or wound healing are still applied for the therapy for deep dermal burns due to the excellent results in our study. The method of CEA spray application has become our standard of care for these indications. The faster wound closure, the promotion of spontaneous wound healing by keratinocyte application, as well as the preservation of donor sites are further advantages of the method.” (Hartmann MD, Bernd, et al, “Sprayed Cultured Epithelial Autografts for Deep Dermal Burns of the Face and Neck” Annals of Plastic Surgery, 58.1 (2007): 70-73. Print. emphasis added). The CEA spray application used by the researchers in the publication refers to the Cell Deposition Device and related cell isolation methodology; Dr. Gerlach assisted in the study.

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

Results of Operations

Three and Nine Months Ended September 30, 2014 versus September 30, 2013

	For the Three Months Ended September 30,
	2014	2013	$ change	% change
Operating expenses
Research and development	$902,219	$-	902,219	100.0
General and administrative	373,629	184,862	188,767	102.1
Net loss from continuing operations	(1,275,848)	(184,862)	1,090,986	590.2
Discontinued operations
Gain (loss) on disposal of assets	-	-	-	-
Loss on disposal of subsidiary	-	-	-	-
Loss from discontinued operations	-	-	-	-
Net loss	$(1,275,848)	$(184,862)	(1,090,986)	590.2

	For the Nine Months Ended September 30,
	2014	2013	$ change	% change
Operating expenses
Research and development	$956,719	$-	956,719	100.0
General and administrative	920,832	329,103	591,729	179.8
Net loss from continuing operations	(1,877,551)	(329,103)	1,548,448	470.5
Discontinued operations
Gain (loss) on disposal of assets	-	49,338	-	-
Loss from discontinued operations	-	49,338	(49,338)	100.0
Net loss	$(1,877,551)	$(279,765)	(1,597,786)	571.1

Continuing Operations

Our expenses consist primarily of research and development costs, professional fees and administrative costs. For the three months ended September 30, 2014 and 2013, research and development costs were $902,219 and $0, respectively; general and administrative expenses were $373,629 and $184,862, respectively. The research and development costs in the third quarter related primarily to the recognition of the value of the Series A Warrant in accordance with the terms of the Amended APA. The increase in general and administrative fees in the third quarter of 2014 of $188,767 was due primarily to a $75,000 expense related to the charitable contribution to the University, an increase of $61,172 in consulting expense related to Series A Warrant issued in July 2013 and to an increase in compensation expenses of $24,329.

As a result of the foregoing, net loss from continuing operations for three months ended September 30, 2014 and 2013 was $(1,275,848) and $(184,862), respectively.

Discontinued Operations

There was no activity in discontinued operations in the three months ended September 30, 2014 or September 30, 2013.

Net loss for the three months ended September 30, 2014 and 2013 were $(1,275,848) and $(184,862), respectively.

Liquidity and Capital Resources

We currently finance our activities primarily by the private placement of our equity securities. There is no assurance that equity funding will be accessible to us at the times and in the amounts required to fund our ongoing operations. There are many conditions beyond our control, which have a direct bearing on the level of investor interest in the purchase of our securities. We do not have any agreements or understandings with any person as to additional financing.

At September 30, 2014, we had cash of $889,795 (December 2013 - $1,508,843) and working capital of $709,970 (December 2013 – $1,454,632). Total liabilities as of September 30, 2014 were $436,619 (December 2013 - $55,441).

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 1 to the consolidated financial statements, we have incurred recurring operating losses since inception of $7.4 million. We require additional funds to meet our obligations and maintain our operations. We have sufficient working capital to (i) pay our administrative and general operating expenses through March 31, 2015, and (ii) to conduct our preliminary research and development programs. Without sufficient cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional research and development programs on our Cell Deposition Device.

Cash Flow

Operating activities: We used cash of $619,048 for operating activities for the nine months ended September 30, 2014 (2013 - $174,642). We have financed our operations through the sale of our equity securities.

Investing Activities: During the nine months ended September 30, 2014, there were no investing activities. During the nine months ended September 30, 2013 proceeds from the disposal of oil and gas properties was $3,000 and cash used in the acquisition of intellectual property was $105,854.

Financing Activities: Cash flows from financing activities for the nine months ended September 30, 2014 and 2013 were $0 and $0, respectively.

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

Off-balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at September 30, 2014, and the subsequent period to November 13, 2014, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements.

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

Other than as disclosed below, during the three months ended September 30, 2014 and 2013, and the subsequent period, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

During the three months ended September 30, 2014, directors’ fees of $3,000 (2013 - $1,000) were paid to our non-officer directors.

During the three months ended September 30, 2014, legal fees of $34,945 (2013 - $40,190) were paid or are due to our attorney, Mr. Sierchio, who was appointed to our Board effective August 26, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the three month period ended September 30, 2014, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that: (i) information required to be disclosed by us in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

10.1

Post-Closing Amendment to Asset Purchase Agreement dated as of September 9, 2014, between RenovaCare, Inc., RenovaCare Sciences Corp. and Jorg Gerlach, MD, PhD (Incorporated by reference to the Form 8-K filed on September 15, 2014).

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

__________

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

RenovaCare, Inc. (Registrant)

Date: November 13, 2014	By:	/s/ Rhonda B. Rosen
	Name:	Rhonda B. Rosen
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: November 13, 2014	By:	/s/ Thomas Bold
	Name:	Thomas Bold
	Title:	Chief Executive Officer (Principal Executive Officer)

