Form 10-K
period 2014-12-31
RenovaCare, Inc.
filed 2015-03-20
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2014, as reported on the OTCQB was $20,585,780. Common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 20, 2015, there were 66,575,122 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: None.

RENOVACARE, INC.

FORM 10-K

For The Fiscal Year Ended December 31, 2014

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

Item 1. Business

Overview

RenovaCare, Inc. (formerly Janus Resources, Inc.) (together with its wholly owned subsidiary, “RenovaCare” the “Company” “we” “us” and “our”) was incorporated under the laws of the State of Nevada and has an authorized capital of 500,000,000 shares of $0.00001 par value common stock, of which 66,575,122 shares are outstanding as of March 20, 2015, and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

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

During 2014 management determined that collection of any portion of the principal outstanding under the promissory note from Duke was no longer probable. As a result, we wrote off the balance due under the note amounting to $83,200, including interest receivable of $3,200, during the year ended December 31, 2014.

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

Employees

We currently have one full time employee and three part-time contractors providing services to us, Mr. Thomas Bold, our President and Chief Executive Officer, Ms. Rhonda B. Rosen, our Chief Financial Officer and Ms. Patsy Trisler, Vice-President Clinical & Regulatory Affairs.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any properties. Our corporate offices are located at 430 Park Avenue, Suite 702, New York, NY 10022 and it provided to us free of charge by one of our directors. We also have a lease agreement for an office in Pittsburgh, PA where our full time employee is based, and where we intend to perform clinical testing of our cell deposition device.

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

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2014 – High	$1.90	$1.10	$1.40	$1.10
2014 – Low	$0.85	$0.90	$0.80	$0.60
2013 – High	$0.55	$0.58	$0.43	$0.37
2013 – Low	$0.28	$0.40	$0.37	$0.33

The closing price of our common stock on March 19, 2015, was $1.485.

As of March 20, 2015, there were approximately 324 stockholders of record.

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

Rule 144

There were 66,575,122 shares of our common stock issued and outstanding at March 20, 2015, of which 42,921,800 shares are deemed “restricted securities,” within the meaning of Rule 144. Absent registration under the Securities Act, the sale of such shares is subject to Rule 144, as promulgated under the Securities Act.

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

Results of Operations

Year Ended Year Ended December 31, 2014 (Fiscal 2014) versus December 31, 2013 (Fiscal 2013)

	For the Years Ended December 31,
	2014	2013	$ change	% change
Operating expenses
Research and development	$975,667	$-	975,667	100.0
General and administrative	1,155,729	628,545	527,184	83.9
Net loss from continuing operations	(2,131,396)	(628,545)	1,502,851	239.1
Discontinued operations
Income (loss) from discontinued operations	-	-	-	-
Gain on disposal of assets	-	49,338	49,338	100.0
Loss on disposal of subsidiary	-	(453,581)	(453,581)	100.0
Loss from discontinued operations	-	(404,243)	(404,243)	100.0
Net loss	$(2,131,396)	$(1,032,788)	$(1,091,898)	105.7

Continuing Operations

Our expenses consist primarily of research and development expenses, professional fees and administrative costs. For the years ended December 31, 2014 and 2013, general and administrative expenses were $1,155,729 and $628,545, respectively. The increase in general and administrative fees in 2014 of $527,184 was due primarily to a $149,580 increase in compensation and related expenses, a $127,232 increase in legal and consulting fees and a $75,000 increase in charitable contributions. Research and development expenses related to our cell deposition device were $975,667 in 2014 and $0 in 2013 as work commenced in the current fiscal year.

As a result of the foregoing, net loss from continuing operations for the twelve months ended December 31, 2014 and 2013 was $(2,131,396) and $(628,545), respectively.

Discontinued Operations

Gain on the disposal of our oil and gas properties for the year ended December 2013 was $49,338. Loss on disposal of the Fostung subsidiary in the years ended December 31, 2014 and 2013 was $(0) and $(453,581), respectively.

Net loss from discontinued operations for the years ended December 31, 2014 and 2013 was $0 and $(404,243), respectively. Net loss for the years ended December 31, 2014 and 2013 was $(2,131,396) and $(1,032,788), respectively.

Liquidity and Capital Resources

We have historically financed our activities primarily by the private placement of our equity securities. There is no assurance that equity funding will be accessible to us at the times and in the amounts required to fund our ongoing operations. There are many conditions beyond our control which have a direct bearing on the level of investor interest in the purchase of our securities. We do not have any agreements or understandings with any person as to additional financing.

At December 31, 2014, we had cash of $683,098 (2013 - $1,508,843) and working capital of $548,984 (2013 – $1,454,632). Total liabilities as of December 31, 2014 were $379,062 (2013 - $55,441).

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 1 to the consolidated financial statements, we recently incurred net operating losses and operating cash flow deficits; our total accumulated deficit is $7.7 million as of December 31, 2014. We do not currently generate revenues and will continue to incur losses from operations and operating cash flow deficits in the future. Management believes that our cash and cash equivalent balances, anticipated cash flows from operations and other external sources of capital will be sufficient to meet our cash requirements through December 31, 2015. Our future after December 2015 will depend in large part on our ability to successfully raise capital from external sources to fund operations.

Cash Flow

Operating activities: We used cash of $825,745 for operating activities for the year ended December 31, 2014 (2013 - $349,898). We have financed our operations through the sale of our equity securities in 2013, as outlined below.

Investing Activities: During the year ended December 31, 2014 there was no cash received or used from investing activities. During the year ended December 31, 2013, proceeds from the disposal of oil and gas properties was $3,000 and cash of $162,854 was used to acquire intellectual property related primarily to the Cell Deposition Device. There were no additions to the capitalized Fostung property in 2013, and no cash received in the years ended December 31, 2014 or 2013 when the subsidiary was sold.

Financing Activities: There were no cash flows from financing activities for the year ended December 31, 2014. Cash from financing activities in the year ended December 31, 2013 was $1,505,000. The following is a description of the financing activities we conducted for the year ended December 31, 2013:

On November 29, 2013, we entered into a subscription agreement with Kalen Capital Corporation (the “Investor”), a private Alberta corporation wholly owned by Mr. Harmel Rayat and a majority shareholder of ours, pursuant to which the Investor purchased 3,500,000 units of our equity securities (the “Units”) at a purchase price of $0.43 per Unit, for an aggregate purchase amount of $1,505,000. Each Unit consists of: (a) one share of common stock, par value $0.00001; (b) one Series B Stock Purchase Warrant (the “Series B Warrant”) exercisable for one share of common stock at an exercise price of $0.43 per share if exercised within the first eighteen months or $0.46 per share if exercised after the first eighteen months and prior to expiration on November 29, 2018; and (c) one Series C Stock Purchase Warrant (the “Series C Warrant”) exercisable for one share of common stock at an exercise price of $0.43 per share if exercised within the first eighteen months or $0.49 per share if exercised after the first eighteen months and prior to expiration on November 29, 2018. Each of the Series B Warrant and Series C Warrant contains a provision allowing the holder to exercise the respective warrant on a cashless basis as further set forth therein. The Unit price of $0.43 represents a 30% discount to the 20 day average closing price of the common stock as quoted on the OTCQB as of October 31, 2013, the last trading date prior to us entering into a non-binding term sheet with the Investor regarding the purchase of the Units.

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

Management is of the opinion that we are not exposed to significant interest or credit risks arising from these financial instruments.

Share Capital

At March 20, 2015, we had:

•	Authorized share capital of 10,000,000 (December 31, 2013 – 10,000,000) preferred shares with par value of $0.0001.
•	Authorized share capital of 500,000,000 (December 31, 2013, – 500,000,000) common shares with par value of $0.00001 each.
•	66,575,122 common shares were issued and outstanding (December 31, 2013, – 66,575,122).

Market Risk Disclosures

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes during the years ended December 31, 2014 and 2013, and the subsequent period to March 20, 2015.

Off-balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at December 31, 2014, and the subsequent period to March 20, 2015, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements.

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

Other than as disclosed below, during the years ended December 31, 2014 and 2013, and the subsequent period, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

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

During 2014 management determined that collection of any portion of the principal outstanding under the promissory note from Duke was no longer probable. As a result, we wrote off the balance of principal due under the note amounting to $83,200, including interest receivable of $3,200, during the year ended December 31, 2014.

During the year ended December 31, 2014, management fees of $0 (2013 - $30,567) were paid or due to our officers.

During the year ended December 31, 2014, directors’ fees of $12,000 (2013 - $2,000) were paid or due to our non-officer directors.

During the year ended December 31, 2014, legal fees of $156,175 (2013 - $197,609) were paid or are due to our attorney, Mr. Sierchio, who was appointed to our Board effective August 26, 2010.

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

The following audited consolidated financial statements are filed as part of this annual report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

RenovaCare, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of RenovaCare, Inc. and Subsidiaries (“the Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RenovaCare, Inc. and Subsidiaries as of December 31, 2014 and 2013 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ PETERSON SULLIVAN LLP

Seattle, Washington

March 20, 2015

RENOVACARE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$683,098	$1,508,843
Prepaid expenses	7,448	1,230
Total current assets	690,546	1,510,073

Note receivable from Duke Mountain	-	80,000
Intangible Assets	162,854	162,854
Total assets	$853,400	$1,752,927

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$6,182	$11,222
Accrued expenses - related parties	7,255	44,219
Contract and contribution payable	187,500	-
Total current liabilities	200,937	55,441
Contract and contribution payable, less current portion	178,125	-
Total liabilities	379,062	55,441

STOCKHOLDERS’ EQUITY
Preferred stock: $0.0001 par value: Authorized: 10,000,000 shares, Issued and outstanding: nil	-	-
Common stock: $0.00001 par value: Authorized: 500,000,000 shares, issued and outstanding: 66,575,122 shares	666	666
Additional paid-in capital	8,128,860	7,220,612
Accumulated deficit	(7,655,188)	(5,523,792)
Total stockholders’ equity	474,338	1,697,486
Total liabilities and stockholders' equity	$853,400	$1,752,927

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2014	2013

Revenue	$-	$-

Expenses
Research and development expenses	975,667	-
General and administrative expenses	1,155,729	628,545
Total operating expenses	2,131,396	628,545

Loss from continuing operations	(2,131,396)	(628,545)

Discontinued operations

Gain on disposal of assets (oil and gas)	-	49,338
Loss on disposal of subsidiary (Fostung)	-	(453,581)
Loss on discontinued operations		(404,243)
Net loss	$(2,131,396)	$(1,032,788)

Earnings per share

Loss per common share continuing operations	$(0.03)	$(0.01)
Loss per common share discontinued operations	(0.00)	(0.01)
Net loss per common share	$(0.03)	$(0.02)

Weighted average shares outstanding	66,575,122	63,401,149

(The accompanying notes are an integral part of these consolidated financial statements)

F-3

RENOVACARE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2014	2013
Net loss	$(2,131,396)	$(1,032,788)
Reclassification adjustment on disposal of subsidiary	-	4,104
Total comprehensive loss	$(2,131,396)	$(1,028,684)

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the years ended December 31, 2013 and 2014

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit	(loss)	Total
Balance, December 31, 2012	63,075,122	$631	$5,462,236	$(4,491,004)	$(4,104)	$967,759
Stock based compensation - Series A Warrant	-	-	237,971	-	-	237,971
Stock based compensation – options	-	-	15,440	-	-	15,440
Issuance of Units	3,500,000	35	1,504,965	-	-	1,505,000
Reclassification adjustment on disposal of subsidiary	-	-	-	4,104	$4,104	4,104
Net loss, December 31, 2013	-	-	-	(1,032,788)	-	(1,032,788)
Balance, December 31, 2013	66,575,122	666	7,220,612	(5,523,792)	-	1,697,486
Stock based compensation - Series A Warrant			848,388		-	848,388
Stock based compensation – options			59,860		-	59,860
Net loss, December 31, 2014				(2,131,396)	-	(2,131,396)
Balance, December 31, 2014	66,575,122	$666	$8,128,860	$(7,655,188)	-	$474,338

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,131,396)	$(1,032,788)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock based compensation expense	59,860	15,440
Stock based consulting expense	848,388	237,971
Gain on disposal of oil and gas properties	-	(49,338)
Loss on disposal of subsidiary	-	453,581
Bad debt expense	80,000	-
Changes in operating assets and liabilities:
Decrease (increase) in receivables	-	800
Decrease (increase) in prepaid expenses	(6,218)	6,332
(Decrease) increase in accounts payable and accrued expenses	(42,004)	18,104
(Decrease) increase in contract and contribution payable	365,625	-
Net cash flows from operating activities	(825,745)	(349,898)

Cash flows from investing activities:
Proceeds from disposal of oil and gas properties	-	3,000
Acquisition of intellectual property	-	(162,854)
Net cash flows from investing activities		(159,854)

Cash flows from financing activities:
Sale of common stock and warrants	-	1,505,000
Net cash flows from financing activities	-	1,505,000

Change in cash and cash equivalents	825,745	995,248
Cash and cash equivalents, beginning of period	1,508,843	513,595
Cash and cash equivalents, end of period	$683,098	1,508,843

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities
Note received on disposal of subsidiary	$-	80,000

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

On December 31, 2013, we entered into a stock purchase agreement with Duke Mountain Resources, Inc. (“Duke”), a Nevada corporation, pursuant to which we sold to Duke 100% of the issued and outstanding shares of Fostung Resources Ltd. (“Fostung Resources”), a corporation organized under the laws of Ontario, Canada and a wholly owned subsidiary of ours, for a promissory note in the amount of $80,000, which amount approximated the fair value of the leases and mining claims controlled by Fostung Resources, as concluded by an independent third-party geological consultant. During 2014 management determined that collection of any portion of the principal outstanding under the promissory note from Duke was no longer probable. As a result, the Company wrote off the balance of principal due under the note amounting to $83,200, including interest receivable of $3,200, during the year ended December 31, 2014.

The Company has recently incurred net operating losses and operating cash flow deficits. The Company’s total accumulated deficit is $7.7 million as of December 31, 2014. The Company does not currently generate revenues and will continue to incur losses from operations and operating cash flow deficits in the future. Management believes that the Company’s cash and cash equivalent balances, anticipated cash flows from operations and other external sources of capital will be sufficient to meet our cash requirements through December 31, 2015. The future of the Company after December 2015 will depend in large part on its ability to successfully raise capital from external sources to fund operations.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Topic 915): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which states that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The adoption of this update did not have a material effect on the Company’s financial statements.

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

Note Receivable from Duke Mountain

The note receivable from Duke Mountain is unsecured, bears interest at 4.0%, and principal and interest are due on December 31, 2015. During 2014 management determined that collection of any portion of the principal outstanding under the promissory note from Duke was no longer probable. As a result, the Company wrote off the balance due under the note amounting to $83,200, including interest receivable of $3,200, during the year ended December 31, 2014.

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

Intangible Assets

The intangible asset consists primarily of Cell Deposition Device technology that the Company acquired during 2013 and is recorded at cost. At the time of acquisition, the technology had not reached technological feasibility. The amount capitalized is accounted for as an indefinite-lived intangible asset, subject to impairment testing until completion or abandonment. Upon successful completion, a determination will be made as to the then useful life of the intangible asset, generally determined by the period in which substantially all of the cash flows are expected to be generated, and begin amortization. The Company tests the intangible asset for impairment at least annually or more frequently if impairment indicators exist after performing a qualitative analysis. Management has multiple criteria that it considers when performing the qualitative analysis. The results of this review are then weighed and prioritized. If the totality of the relevant events and circumstances indicate that the intangible asset is not impaired, additional impairment tests are not necessary.

The Company assessed the following qualitative factors that could affect any change in the fair value of the intangible asset: analysis of the technology’s current phase, additional testing necessary to bring the technology to market, development of competing products, changes in projections caused by delays, changes in regulations, changes in the market for the technology and changes in cost projections to bring the technology to market. Based on a qualitative assessment, management concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the intangible asset is not impaired.

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

Earnings (Loss) Per Share

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. Potentially dilutive shares of common stock consisted of warrants to purchase shares of common stock (8,200,000 shares for 2014 and 2013) and options to purchase shares of common stock (185,000 shares for 2014 and 80,000 shares for 2013). During the periods presented, potentially dilutive shares of common stock were not included in the computation of dilutive loss per share as to do so would be anti-dilutive.

Comprehensive Income (Loss)

Comprehensive loss is comprised of net loss, and a reclassification on disposal of subsidiary for the periods presented.

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

3. Discontinued Operations

On February 18 and 19, 2013, we completed the sale and assignment of our working interests in our oil wells. Consideration for the sale and assignment was $3,000 cash. The carrying amount of the oil and gas properties was $24,127 on the date of disposal. The related asset retirement obligation amounted to $57,532 and liabilities assumed amounted to $12,932. Including the $3,000 cash received, the Company recognized a gain of $49,338 in the year ended December 31, 2013, as a result of the disposal.

On December 31, 2013, we entered into a stock purchase agreement with Duke, pursuant to which we sold to Duke 100% of the issued and outstanding shares of Fostung Resources, a wholly owned subsidiary of ours, for a promissory note in the amount of $80,000, which amount approximated the fair value of the leases and mining claims controlled by Fostung Resources, as concluded by an independent third-party geological consultant. Principal and interest at 4.0% are payable on December 31, 2015. Including the $80,000 of consideration received, the Company recognized a loss on the disposal of the subsidiary of $453,581. On December 31, 2014, we determined that it was unlikely that we would collect the principal and interest due on the promissory note from Duke and wrote off the outstanding balance of both the note and the interest receivable.

The Company reported no revenue in discontinued operations for the years ended December 31, 2014 and December 31, 2013. The Company’s net loss reported in discontinued operations for the years ended December 31, 2014 and December 31, 2013 were $0 and $(404,243), respectively. The Company has not recognized any revenue nor incurred expenses with respect to its previously owned oil and gas and mineral assets since their respective sales, and will not recognize any continuing cash flows with respect to these properties in the future.

4. Intangible Assets – Intellectual Property

On July 12, 2013, the Company, together with its wholly owned subsidiary, RenovaCare Sciences, entered into an asset purchase agreement with Dr. Jörg Gerlach, MD, PhD, pursuant to which RenovaCare Sciences purchased all of Dr. Gerlach’s rights, title and interest in the Cell Deposition Device. The Company plans to further the development of the Cell Deposition Device, if commercially viable, bring the product to market. Acquisition related costs amounted to $52,852 and were capitalized together with the cash payment in 2013 of $100,002. Additional costs capitalized during 2013, and which related to a wound cap technology, amounted to $10,000. At December 31, 2014 and 2013, intangible assets amounted to $162,854.

This asset purchase agreement was amended on September 9, 2014 (the “Amended APA”). Pursuant to the terms of the Amended APA, upon the closing of the transaction in July 2013, the Company paid Dr. Gerlach $100,002. An additional $300,000 will be paid in four installments: (a) $100,000 on December 31, 2014; (b) $50,000 on December 31, 2015; (c) $50,000 on December 31, 2016; and (d) $100,000 on December 31, 2017. The Company paid the first installment of $100,000 in January 2015. At December 31, 2014, $150,000 of the amount payable to Dr. Gerlach was recorded as current liabilities and $150,000 was recorded as long term liabilities in the accompanying consolidated balance sheet.

As further consideration for the Cell Deposition Device, the Company issued to Dr. Gerlach a Series A Stock Purchase Warrant (the “Series A Warrant”) entitling him to purchase 1,200,000 shares (each a “Warrant Share”) of the Company’s common stock at an exercise price of $0.35 per share. Pursuant to the terms of the Amended APA, the Series A Warrant will now vest in five equal installments of 240,000 shares on each of July 12, 2014, July 12, 2015, July 12, 2016, July 12, 2017 and July 12, 2018. Vesting will no longer be contingent on the achievement of certain milestones and on Dr. Gerlach’s continuing to provide consulting services to the Company, but instead on the passage of time. Prior to September 9, 2014, the effective date of the Amended APA, the value of the Series A Warrant was recognized as consulting expenses over the vesting term. In addition, the fair value of each Warrant Share was estimated at the end of each reporting period during which Dr. Gerlach rendered services using the Black-Scholes option pricing model. Effective September 9, 2014, the Company measured and expensed the value of the Series A Warrant in full and recorded this value as research and development costs. The fair value of each Warrant Share as of September 9, 2014, using the Black-Scholes option pricing model, was $0.91.

Assumptions required for the Black-Scholes model are as follows:

2014
Risk-free interest rate	1.72%
Expected life in years	4.75
Expected Volatility	93.8%
Expected dividend yield	0%

Consulting expense associated with the Series A Warrant amounted to $311,173 and $237,971 during the years ended December 31, 2014 and 2013, respectively. Research and development costs associated with the Series A Warrant amounted to $537,215 and $nil in the years ended December 31, 2014 and 2013, respectively.

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

As of December 31, 2014, there were 19,815,000 shares available for grant.

Stock Option Activity

On August 1, 2013, the Company granted to Messrs. Kirkland and Sierchio (20,000 stock options each) for stock options granted on August 1, 2013. The exercise price per share is $0.65; 10,000 options vested on the grant date and, subject to continued service as a member of our Board, the remaining 10,000 options vested on August 1, 2014. The Options Shares may be exercised on a “cashless basis” using the formula contained therein.

Effective December 1, 2013, we appointed Mr. Bold as our President & CEO and entered into an at-will consulting agreement (the “Consulting Agreement”) with Mr. Bold. Pursuant to the terms of the Consulting Agreement, Mr. Bold is expected to serve on a part-time basis and will receive an annual fee of $50,000, payable in 12 equal installments, which is prorated for any partial months during the term of the Consulting Agreement. In addition to Mr. Bold’s fee, he was issued a stock option to purchase up to 40,000 shares of our common stock at a price of $0.75 per share, the closing price of our common stock as quoted on the OTCQB on November 29, 2013. The shares may be exercised on a “cashless basis” using the formula contained therein and, subject to Mr. Bold’s continued service as our President and Chief Executive Officer, vest as follows: (a) 20,000 shares vested on December 1, 2014; and (b) 20,000 shares vest on December 1, 2015.

On April 1, 2014, the Company appointed Ms. Patsy Trisler as its Vice President – Clinical & Regulatory Affairs and entered into an at-will consulting agreement (the “Trisler Consulting Agreement”) with Ms. Trisler. Pursuant to the terms of the Trisler Consulting Agreement, Ms. Trisler was issued an option to purchase up to 50,000 shares of the Company’s common stock at a price of $1.05 per share, the closing price of the Company’s common stock as quoted on the OTCQB on April 1, 2014. The shares may be exercised on a “cashless basis” using the formula contained therein and, subject to Ms. Trisler’s continued service as the Company’s Vice President – Clinical & Regulatory Affairs, the shares vest as follows, 10,000 on: (a) April 1, 2015; (b) April 1, 2016; (c) April 1, 2017; (d) April 1, 2018; and (e) April 1, 2019.

On April 20, 2014, the Company appointed Andrew Danielson as its Director of Business Development and issued Mr. Danielson a stock option to purchase 5,000 shares of the Company’s common stock at a price of $1.05 per share, the closing price of the Company’s common stock as quoted on the OTCQB on April 17, 2014. The shares may be exercised on a “cashless basis” using the formula contained therein and, subject to Mr. Danielson’s continued service with the Company, vest on April 20, 2015.

On August 14, 2014, the Company granted to each of Messrs. Kirkland and Sierchio a stock option to purchase 20,000 shares of the Company’s common stock. The exercise price per share is $0.80; 10,000 options vested on the grant date and, subject to continued service as a member of the Company’s Board, the remaining 10,000 options vest on August 14, 2015 and may be exercised on a “cashless basis” using the formula contained therein.

On August 14, 2014, the Company granted to Ms. Rhonda Rosen, the Company’s Chief Financial Officer, a stock option to purchase 10,000 shares of the Company’s common stock. The exercise price per share is $0.80; 5,000 options vested on the grant date and, subject to her continued service as an executive of the Company, the remaining 5,000 options vest on August 14, 2015 and may be exercised on a “cashless basis” using the formula contained therein.

The following table summarizes stock option activity for the year ended December 31, 2014.

			Weighted Average Remaining Contractual Life (Years)

		Weighted Average Exercise Price		Aggregate Intrinsic Value
	Options Outstanding

Balance January 1, 2014	80,000	$0.70	8.75	$24,800
Options granted	105,000	$0.93	9.41	$1,500
Balance December 31, 2014	185,000	$0.83	9.12	$9,300
Exercisable at December 31, 2014	85,000	$0.72	8.97	$7,850

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

	2014	2013
Risk-free interest rate	1.58 – 1.62%	1.43 – 1.49%
Expected life in years	5.50	5.50
Weighted Avg Expected Volatility	94.4% - 105.3%	99.5 – 103.4%
Expected dividend yield	0%	0%

During the years ended December 31, 2014 and 2013, stock-based compensation expense of $59,860 and $15,440, respectively, was recognized as general and administrative expenses. There were 85,000 stock options vested and 100,000 unvested, as of December 31, 2014. As of December 31, 2014, the Company had $42,959 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized by December 31, 2019.

The following table summarizes information about stock options outstanding and exercisable under our stock incentive plan at December 31, 2014:

	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.50 to $1.00	130,000	9.07	$0.74	85,000	8.96	$0.72
$1.01 to $1.50	55,000	9.25	1.05	0	-	-
	185,000	9.12	0.83	85,000	8.96	0.72

The Company issues new shares when options are exercised.

6. Commitments

On August 1, 2013, the Company engaged Vector to assist the Company with identifying subject matter experts in the medical device and biotechnology industries and to assist the Company with its ongoing research, development and eventual commercialization of its Regeneration Technology (collectively, the “Services”). In consideration of the Services, the Company will pay Vector a monthly consulting fee of $5,000. The consulting agreement with Vector continues until December 31, 2014, unless earlier terminated by either party upon five days prior written notice. The Company has verbally agreed to continue paying Vector a monthly consulting fee of $5,000 in 2015.

In connection with the Company’s anticipated Section 510(k) submission of its proprietary Cell Deposition Device to the Food and Drug Administration, in June 2014 the Company engaged StemCell System GmbH (“StemCell Systems”) to provide it with prototypes and related documents. Pursuant to this engagement, the Company incurred expenses of $137,508 in the year ended December 31, 2014.

On September 25, 2014, the Company entered into a Charitable Grant Agreement with the University of Pittsburgh (the “University”), pursuant to which the Company committed to provide a charitable donation to the University in the aggregate amount of $75,000 (the “Grant”). The Company will pay the Grant in eight quarterly installments of $9,375, with the first payment made on or before October 2014 and the final payment to be made on or before July 31, 2016. Dr. Gerlach, from whom the Company purchased the Cell Deposition Device, is a professor at the University. At December 31, 2014, $37,500 of the amount payable to the University was recorded as current liabilities and $28,125 was recorded as long term liabilities in the accompanying consolidated balance sheet.

See also “Note 7. Related Party Transactions.”

7. Related Party Transactions

As compensation for their service on the Board, Dr. Kirkland and Mr. Sierchio will receive an annual retainer of $6,000, payable in equal yearly installments in arrears and prorated for any partial years of service. Additionally, on August 14, 2014, the Company granted to each of Dr. Kirkland and Mr. Sierchio an incentive stock option to purchase up to 20,000 shares of the Company’s common stock at an exercise price of $0.80 per share, the closing price of the Company’s common stock as quoted on the OTC Markets Group Inc. QB tier (the “OTCQB”) on the day prior to the grant. Subject to their continued service as a member of the Board, 10,000 of the shares vested immediately and 10,000 of the shares vested on the first anniversary of date of grant and may be exercised on a “cashless basis” using the formula contained therein.

Effective September 30, 2013, Ms. Rosen resigned as President and Chief Executive Officer and the Company entered into an At-Will Executive Services Agreement (the “Rosen Services Agreement”), pursuant to which Ms. Rosen will serve as the Company’s Chief Financial Officer. Pursuant to the Rosen Services Agreement, Ms. Rosen will provide the Company with services consistent with that of a Chief Financial Officer on a part-time basis, for which she will be paid a monthly fee of $2,400 and will be reimbursed for any business related expenses. The Rosen Services Agreement is terminable by either the Company or Ms. Rosen upon advance written notice. On August 14, 2014, the Company granted to Ms. Rhonda Rosen, the Company’s Chief Financial Officer, 10,000 stock options. The exercise price per share is $0.80; 5,000 options vested on the grant date and, subject to her continued service as an executive of the Company, the remaining 5,000 options will vest on August 14, 2015 and may be exercised on a “cashless basis” using the formula contained therein.

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

On December 1, 2013, the Company appointed Mr. Bold as its President & CEO and entered into the Consulting Agreement with Mr. Bold. Pursuant to the terms of the Consulting Agreement, Mr. Bold is expected to serve on a part-time basis and will receive an annual fee of $50,000, payable in 12 equal installments, which is prorated for any partial months during the term of the Consulting Agreement. In addition to Mr. Bold’s fee, he was issued an option to purchase up to 40,000 shares of the Company’s common stock at a price of $0.75 per share the closing price of the Company’s common stock as quoted on the OTCQB on November 29, 2013. The shares may be exercised on a “cashless basis” using the formula contained therein and, subject to Mr. Bold’s continued service as the Company’s President and Chief Executive Officer, 20,000 shares vested on December 1, 2014 and 20,000 shares will vest on December 1, 2015.

On December 31, 2013, the Company completed the sale of 100% of the issued and outstanding shares of Fostung Resources to Duke for a promissory note in the amount of $80,000, which amount approximated the fair value of the leases and mining claims controlled by Fostung Resources, as concluded by an independent third-party geological consultant. Principal and interest at 4.0% are payable on December 31, 2015. Mr. Herdev S. Rayat, the majority shareholder of Duke, is the brother of Mr. Harmel S. Rayat, the Company’s majority shareholder. On December 31, 2014, we determined that it was unlikely that we would collect the principal and interest due on the promissory note from Duke and wrote off the outstanding balance of both the note and the interest receivable.

On April 1, 2014, the Company appointed Ms. Patsy Trisler as its Vice President – Clinical & Regulatory Affairs and entered into the Trisler Consulting Agreement with Ms. Trisler. Pursuant to the terms of the Trisler Consulting Agreement, Ms. Trisler will receive a monthly fee of $5,000, which covers her services for up to 40 hours in any given month and will pay her an hourly fee of $125 for every hour in excess of forty, prorated for any partial hour. The Consulting Agreement may be terminated at any time by either Ms. Trisler or the Company. In addition to Ms. Trisler’s fee, she was issued an option to purchase up to 50,000 shares of the Company’s common stock at a price of $1.05 per share, the closing price of the Company’s common stock as quoted on the OTCQB on March 31, 2014. The Options Shares may be exercised on a “cashless basis” using the formula contained therein and, subject to Ms. Trisler’s continued service as the Company’s Vice President – Clinical & Regulatory Affairs, vest as follows, 10,000 shares on: (a) April 1, 2015; (b) April 1, 2016; (c) April 1, 2017; (d) April 1, 2018; and (e) April 1, 2019.

On April 20, 2014, the Company appointed Andrew Danielson as its Director of Business Development at an annual salary of $60,000. In addition, Mr. Danielson was issued an option to purchase 5,000 shares of the Company’s common stock at a price of $1.05 per share, the closing price of the Company’s common stock as quoted on the OTCQB on April 17, 2014. The shares may be exercised on a “cashless basis” using the formula contained therein and, subject to Mr. Danielson’s continued service with the Company; the shares vest on April 20, 2015.

For the year ended December 31, 2014 directors’ and consulting fees incurred with respect to officers and directors of the Company were $168,175 (2013: $49,097). Legal fees incurred with respect to one of the Company’s directors in the year ended December 31, 2014 were $156,175 (2013: $165,591). Management fees paid or due to our officers were $0 in 2014 (2013: $30,567). Amounts included in accounts payable and accrued expenses, and due to related parties, at December 31, 2014 were $7,255 (2013: $44,219).

8. Income Taxes

There is no current or deferred tax expense for 2014 and 2013, due to the Company’s loss position. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a full valuation allowance against the deferred tax asset. The income tax effect, utilizing a 34% income tax rate, of temporary differences comprising the deferred tax assets and deferred tax liabilities is a result of the following at December 31:

	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$2,285,000	$2,027,000
Other	337,000	86,000
	2,622,000	2,113,000
Valuation allowance	(2,622,000)	(2,113,000)
Net deferred tax assets	$-	$-

The 2014 increase in the valuation allowance was $509,000 (2013: $155,000).

The Company has available net operating loss carryforwards of approximately $6,722,000 for tax purposes to offset future taxable income which expires commencing 2015 through to the year 2034. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period. The tax years 2011 through 2014 remain open to examination by federal agencies and other jurisdictions in which it operates.

A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for the years ended December 31 follows:

	2014	2013
Statutory federal income tax rate	34%	34%
Valuation allowance	(34%)	(34%)
	0%	0%

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2014, that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation, management, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations.

Based on this evaluation, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), or in factors that could materially affect internal controls, during the quarter ended December 31, 2014, or subsequent to the date that management completed their evaluation, that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table and text set forth the names and ages of all directors and executive officers of our company as of March 20, 2015. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships between or among the directors, executive officers or persons nominated or charged by our company to become directors or executive officers. Executive officers serve at the discretion of the Board, and are appointed to serve by the Board.

Name	Age	Position	Director / Officer Since
Thomas Bold	54	President and Chief Executive Officer	December 2013
Rhonda B. Rosen	58	Chief Financial Officer	October 2013
Joseph Sierchio	65	Director	August 2010
Kenneth Kirkland	72	Director	August 2013

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

Rhonda B. Rosen.From June through September 2013, Ms. Rosen served as our President and Chief Executive Officer. From May 2012 through March 2013, Ms. Rosen served as the Chief Financial Officer of Armada Oil, Inc. and its wholly owned subsidiaries. From August 2010 through February 2012, Ms. Rosen was the Treasurer, Chief Financial Officer and Chief Administrative Officer of Tonix Pharmaceuticals Holding Corp. and its wholly owned subsidiaries. Ms. Rosen has also been a partner at Tatum, an executive services firm, since March 2010, where she provides executive level financial consulting services. Between July 2007 and February 2010, Ms. Rosen served as the Treasurer and Chief Financial Officer of Validus Pharmaceuticals LLC and its predecessor companies, including Konanda Pharma Partners, LLC, Konanda Pharma Fund I, L.P, Validus Pharmaceuticals, Inc. and Fontus Pharmaceuticals, Inc. Between November 2006 and July 2007, Ms. Rosen was the Senior Vice President of Wood Creek Capital Management, the founding sponsor of Validus Pharmaceuticals LLC. Previously, Ms. Rosen was the Director of Sales at Liability Solutions Inc. (2004 to 2005); Managing Director of Insurance and Alternative Asset Management Investment Banking at Putnam Lovell NBF (1999 to 2003); and Managing Director of Insurance Investment Banking at CIBC World Markets (formerly Oppenheimer & Co.) (1992-1999). Ms. Rosen earned her MBA in Finance & Accounting and her BS in Economics from The Wharton School of Business, where she graduated summa cum laude, and her MS in Taxation from the from the Fox School of Business. Ms. Rosen started her career with PricewaterhouseCoopers LLP and is a Certified Public Accountant in the State of Pennsylvania. Ms. Rosen was appointed to serve as our Chief Financial Officer due to her extensive accounting and finance experience.

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

The Board has determined that the Board as a whole must have the right diversity, mix of characteristics and skills for the optimal functioning of the Board in its oversight of our affairs. The Board believes it should be comprised of persons with skills in areas such as: finance; real estate; banking; strategic planning; human resources and diversity; leadership of business organizations; and legal matters. The Board may also consider in its assessment of the Board’s diversity, in its broadest sense, reflecting, but not limited to, age, geography, gender and ethnicity.

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

During the year ended December 31, 2014, the Board held a total of ten (10) meetings and actions by written consent. All members of the Board attended all meetings of the Board and participated in actions by written consent.

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

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law;
•	the subject of any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of

1.	Any Federal or State securities or commodities law or regulation; or
2.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

3.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity.

19

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

Compliance with Section 16(a) of the Exchange Act

Pursuant to Section 16(a) of the Exchange Act of 1934, our executive officers and directors in addition to any person who owns more than 10% of our common stock are required to report their ownership of our common stock and changes to such ownership with the SEC. Based on a review of such reports and information provided to us, we believe that during the most recent fiscal year our executive officers and directors have complied with applicable filing requirements under Section 16(a), Based solely upon a review of the copies of the forms furnished to us, we believe that during fiscal 2014, other than as set forth herein the Section 16(a) filing requirements applicable to our directors and executive officers were satisfied. A Form 4 for was not timely filed for the options that were issued to Ms. Rosen in August 2014.

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

The following table reports all compensation we paid to non-employee directors during the last two fiscal years.

Name		Fees earned or paid in cash (1)	Stock awards Aggregate Grant Date Fair Value		Option awards Aggregate Grant Date Fair Value	Non-equity incentive plan compensation		Nonqualified Deferred compensation earnings		All other compensation(2)		Total
Joseph Sierchio(3)	2014	$6,000	$	Nil	$11,890	$	Nil	$	Nil	$	Nil	$17,890
	2013	$2,500	$	Nil	$9,884	$	Nil	$	Nil	$	Nil	$12,384

Kenneth Kirkland	2014	$6,000	$	Nil	$11,890	$	Nil	$	Nil	$	Nil	$17,890
	2013	$2,500	$	Nil	$9,884	$	Nil	$	Nil	$	Nil	$12,384

(1) The amounts in this column represent the quarterly compensation.

(2) The amounts in this column represent stock-based compensation expense granted to Messrs. Kirkland and Sierchio.

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

The goals of our executive compensation program are to attract, motivate and retain individuals with the skills and qualities necessary to support and develop our business within the framework of our small size and available resources. In 2014, we designed our executive compensation program to achieve the following objectives:

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

Name and principal position (a)	Year December 31, (b)	Salary/ consulting fee ($) (c)	Bonus ($) (d)	Stock awards ($) (e)	Option awards ($) (f)	Non-equity incentive plan compensation ($) (g)	Non-qualified deferred compensation earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)
Thomas Bold(1)	2014	70,833	Nil	Nil	Nil	Nil	Nil	Nil	70,833
President & CEO	2013	4,167	Nil	Nil	22,988	Nil	Nil	Nil	27,155

Rhonda B. Rosen(2) CFO, Former President	2014	31,125	Nil	Nil	5,945	Nil	Nil	Nil	37,070
& CEO, Director	2013	37,200	Nil	Nil	Nil	Nil	Nil	Nil	37,200

Patsy Trisler(3) VP – Clinical &	2014	45,000	Nil	Nil	41,615	Nil	Nil	Nil	86,615
Regulatory Affairs	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Joseph Sierchio(4) Director, Former Acting	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Interim President & CEO	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) On December 1, 2013, we appointed Mr. Bold as our President & CEO and entered into the Consulting Agreement with Mr. Bold. Pursuant to the terms of the Consulting Agreement, Mr. Bold is expected to serve on a part-time basis and will receive an annual fee of $50,000, payable in 12 equal installments, which is prorated for any partial months during the term of the Consulting Agreement; effective as of August 1, 2014, Mr. Bold's  annual fee was raised to $100,000. In addition to Mr. Bold’s fee, he was issued a stock option to purchase up to 40,000 shares of shares at a price of $0.75 per share the closing price of our common stock as quoted on the OTCQB on November 29, 2013. The shares may be exercised on a “cashless basis” using the formula contained therein and, subject to Mr. Bold’s continued service as our President and Chief Executive Officer, vest as follows: (a) 20,000 shares vest on December 1, 2014; and (b) 20,000 shares vest on December 1, 2015.

(2) Ms. Rosen served as our President & CEO and as a director from June 20, 2013 through September 30, 2013. On October 1, 2013, we appointed Ms. Rosen to serve as our CFO on a part-time basis, for which she is paid a monthly fee of $2,400. On August 14, 2014, we granted to Ms. Rosen and option to purchase 10,000 shares of common stock. The exercise price per share is $0.80; 5,000 options vested on the grant date and, subject to her continued service as an executive of the Company, the remaining 5,000 options vested on August 14, 2015 and may be exercised on a “cashless basis” using the formula contained therein.

(3) On April 1, 2014, we appointed Ms. Patsy Trisler as our Vice President – Clinical & Regulatory Affairs and entered into an at-will consulting agreement with Ms. Trisler. Pursuant to which we Ms. Trisler issued an option to purchase up to 50,000 shares of the Company’s common stock at a price of $1.05 per share, the closing price of the Company’s common stock as quoted on the OTCQB on April 1, 2014. The shares may be exercised on a “cashless basis” using the formula contained therein and, subject to Ms. Trisler’s continued service, the shares vest as follows, 10,000 on: (a) April 1, 2015; (b) April 1, 2016; (c) April 1, 2017; (d) April 1, 2018; and (e) April 1, 2019.

(4) Mr. Sierchio served as our Acting Interim President and CEO from June 19, 2012 through June 20, 2013 and from October 1, 2013 through November 30; he has served as a director since August 26, 2010. Mr. Sierchio is not compensated for his service as an officer, but we retain Sierchio & Company, LLP, a law firm of which Mr. Sierchio is the managing partner, to provide us with legal services. For information regarding fees paid to Sierchio & Company, LLP, please refer to “Item 13. Certain Relationships and Related Transactions, and Director Independence,” below. For fees paid to Mr. Sierchio for his service as a director please refer to the director compensation table above.

Options/SAR Grants Table

During the years ended December 31, 2014 and 2013, stock-based compensation expense of $59,860 and $15,440, respectively, was recognized as general and administrative expenses. As of December 31, 2014, we had $42,959 in unrecognized compensation cost related to unvested stock options. As of December 31, 2013, we had $27,317 in unrecognized compensation cost related to unvested stock options.

We do not repurchase shares to fulfill the requirements of options that are exercised. Further, we issue new shares when options are exercised.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

At December 31, 2014 we had 185,000 (2013 – 80,000) stock options outstanding.

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

Employment Contracts

We maintain an “at-will” consulting agreement with each of Mr. Thomas Bold, our President & CEO, Ms. Rhonda B. Rosen, our CFO and Ms. Patsy Trisler, our VP-Clinical and Regulatory Affairs. Our entire Board sets the current year compensation levels of each of the above named Executive Officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 20, 2015, by each person (or group of affiliated persons) who is known by us to beneficially own 5% or more of our common stock; our directors; our named executive officers; and our directors and executive officers as a group. As at March 20, 2015, 66,575,122 shares of our common stock were issued and outstanding.

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

Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	% of Class Owned (2)
Directors and Officers
Thomas Bold (3)	20,000	*
Rhonda B. Rosen (4)	5,000	*
Patsy J. Trisler (5)	10,000	*
Kenneth Kirkland (6)	30,000	*
Joseph Sierchio (7)	580,000	*
All Directors and Officers as a Group (5 people)	645,000	*
5% Shareholders
Kalen Capital Corporation (8) The Kalen Capital Building 688 West Hastings St. Suite 700 Vancouver, BC V6B 1P1	42,564,800	63.9

* less than 1%

(1) Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock and except as indicated the address of each beneficial owner is 430 Park Avenue, Suite 702, New York, New York 10022.

(2) Calculated pursuant to Rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 66,575,122 shares of common stock issued and outstanding on a fully diluted basis as of the date of this Memorandum. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(3) Mr. Bold was appointed as our President & CEO on December 1, 2013; as part of his appointment he was granted a stock option to purchase up to 40,000 shares of common stock. The option vests in two equal installments of 20,000 on December 1, 2014 and 2015, subject to his continued service with the Company.

(4) Consists of vested options to purchase 5,000 shares of common stock. Does not include an option to purchase 5,000 shares of common stock that vests on August 14, 2015, subject to her continued service with the Company.

(5) Ms Trisler was appointed as our Vice President – Clinical & Regualtory Affairs on April 1, 2014; as part of her appointment she was granted a stock option to purchase up to 50,000 shares of common stock. The option vests in five equal installments of 10,000 on April 1, 2015-2019, subject to her continued service with the Company.

(6) Consists of vested options to purchase 30,000 shares of common stock. Does not include an option to purchase 10,000 shares of common stock that vests on August 14, 2015, subject to his continued service with the Company.

(7) Includes 550,000 shares of common stock owned by Mr. Sierchio and vested options to purchase 30,000 shares of common stock. Does not include an option to purchase 10,000 shares of common stock that vests on August 14, 2015, subject to his continued service with the Company.

(8) Kalen Capital Corporation is a private Alberta corporation wholly owned by Mr. Harmel Rayat. In such capacity, Mr. Rayat may be deemed to have beneficial ownership of these shares. Consists of (a) 35,564,800 shares of common stock; (b) a Series B Warrant exercisable to purchase 3,500,000 shares of common stock at a price of $0.43 if purchased within the first eighteen (18) months or $0.46 per share if exercised thereafter through November 29, 2018; and (c) a Series C Warrant exercisable to purchase 3,500,000 shares of common stock at a price of $0.43 if purchased within the first eighteen (18) months or $0.49 per share if exercised thereafter through November 29, 2018. Does not include 3,000,000 shares held in separate trusts for the benefit of each Mr. Rayat’s two children (6,000,000 shares in the aggregate) over which Mr. Rayat has neither voting nor disposition authority; Mr. Rayat disclaims any beneficial ownership interest in and to such shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Our proposed business raises potential conflicts of interests between certain of our officers and directors and us. Certain of our directors may become directors of other biotechnology companies and, to the extent that such other companies may participate in ventures in which we may participate, our directors may have a conflict of interest in negotiating and concluding terms regarding the extent of such participation. In the event that such a conflict of interest arises at a meeting of our directors, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. In appropriate cases, we will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict.

In determining whether we will acquire a new technology or participate in a research and development program, the directors will primarily consider the potential benefits to us, the degree of risk to which we may be exposed and its financial position at that time. Other than as indicated, we have no other procedures or mechanisms to deal with conflicts of interest. We are not aware of the existence of any conflict of interest as described herein.

Related Party Transactions

In determining whether we will engage in a particular program and the interest therein to be acquired by it, the directors will primarily consider the potential benefits to us, the degree of risk to which we may be exposed and our financial position at that time. Other than as indicated, we have no other procedures or mechanisms to deal with conflicts of interest. We are not aware of the existence of any conflict of interest as described herein.

Other than as disclosed below, during the years ended December 31, 2014 and 2013, and the subsequent period, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

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

During 2014 management determined that collection of any portion of the principal outstanding under the promissory note from Duke was no longer probable. As a result, we wrote off the balance of principal due under the note amounting to $83,200, including interest receivable of $3,200, during the year ended December 31, 2014.

During the year ended December 31, 2014, no management fees (2013 - $30,567) were paid or due to our officers.

During the year ended December 31, 2014, directors’ fees of $12,000 (2012 - $2,000) were paid or due to our non-officer directors.

During the year ended December 31, 2014, legal fees of $156,175 (2013 - $165,591) were paid or are due to our attorney, Mr. Sierchio, who was appointed to our Board effective August 26, 2010.

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

Audit Fees

The aggregate fees billed and expected to be billed for professional services by Peterson Sullivan LLP for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our Form 10-Q (17 CFR 249.308b) or services that were normally provided by the accountant in connection with statutory and regulatory filings or engagements for the 2014 fiscal year are $37,112 (2013 - $29,417).

Audit-Related Fees

The aggregate fees billed to us for assurance and related services by Peterson Sullivan LLP that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under audit fees for fiscal 2014 were $0 (2013 - $0).

Tax Fees

The aggregate fees billed to us for professional services by Peterson Sullivan LLP for tax compliance for fiscal 2014 were $5,289 (2013 - $4,706).

All Other Fees

The aggregate fees billed to us for products and services provided by Peterson Sullivan LLP, other than reported under Audit Fees, Audit-Related Fees and Tax Fees for fiscal 2014 were $0 (2013 - $0).

The Board feels that the services rendered by Peterson Sullivan LLP were compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as a part of this Form 10-K.

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Balance Sheets as of December 31, 2014 and 2013

•	Statements of Operations for the years ended December 31, 2014 and 2013

•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014 and 2013

•	Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2014 and 2013

•	Statements of Cash Flows for the years ended December 31, 2014 and 2013

•	Notes to Financial Statements

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

RENOVACARE, INC.

Date: March 20, 2015	By:	/s/ Rhonda B. Rosen
	Name:	Rhonda B. Rosen
	Title:	Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Bold	President and Chief Executive Officer,	March 20, 2015
Thomas Bold	Principal Executive Officer

/s/ Rhonda B. Rosen	Chief Financial Officer, Principal Financial	March 20, 2015
Rhonda B. Rosen	Officer, Principal Accounting Officer

/s/ Kenneth Kirkland	Director	March 20, 2015
Kenneth Kirkland

/s/ Joseph Sierchio	Director	March 20, 2015
Joseph Sierchio

Exhibit Index

Exhibit No.	Description of Exhibit
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

10.1†

Asset Purchase Agreement dated as of June 21, 2013, between Jörg Gerlach, MD, PhD and the Company, incorporated by reference and included in the Company’s Form 8-K filed on July 18, 2013, as amended on November 21, 2013 and December 27, 2013, SEC file number 000-30156-131300357.

10.2§	Form of Stock Option Agreement, incorporated by reference and included in the Company’s Form 8-K filed on June 26, 2013, SEC file number 000-30156-131259657.
10.3

Finder’s Agreement dated August 13, 2013, between Vector Asset Management, Inc. and the Company, incorporated by reference and included in the Company’s Form 10-Q filed on August 14, 2013, SEC file number 000-30156-13109753.

10.4

At-Will Executive Services Agreement dated October 1, 2013, between Rhonda B. Rosen and the Company, incorporated by reference and included in the Company’s Form 10-Q filed on November 14, 2013, SEC file number 000-30156-13129717.

10.5

Subscription Agreement for 3,500,000 units dated November 29, 2013, between Kalen Capital Corporation and the Company, incorporated by reference and included in the Company’s Form 8-K filed on December 5, 2013, SEC file number 000-30156-131259657.

10.6§

At-Will Consulting Agreement effective as of December 1, 2013, between Thomas Bold and the Company, incorporated by reference and included in the Company’s Form 8-K filed on December 5, 2013, SEC file number 000-30156-131259657.

10.9

Post-Closing Amendment to Asset Purchase Agreement dated September 9, 2014 between Jörg Gerlach, MD, PhD and the Company, incorporated by reference and included in the Company’s Form 8-K filed on September 15, 2014; SEC file number 000-30156-141054256.

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

