Form 10-Q
period 2015-03-31
RenovaCare, Inc.
filed 2015-05-12
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 12, 2015, the registrant had 66,575,122 shares of its common stock, par value $0.00001 per share, issued and outstanding.

RENOVACARE, INC.

FORM 10-Q

For The Quarter Ended March 31, 2015

PART I

Item 1. Financial Statements

RENOVACARE, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$370,646	$683,098
Prepaid expenses	35,209	7,448
Total current assets	405,855	690,546

Intangible assets	152,854	162,854
Total assets	$558,709	$853,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$62,759	$6,182
Accounts payable and accrued expenses - related parties	19,615	7,255
Contract and contribution payable	87,500	187,500
Total current liabilities	169,874	200,937

Long term liabilities
Contract and contribution payable, less current portion	168,750	178,125

Total liabilities	338,624	379,062

STOCKHOLDERS’ EQUITY
Preferred stock: $0.0001 par value: Authorized: 10,000,000 shares
Issued and outstanding: nil	-	-
Common stock: $0.00001 par value: Authorized: 500,000,000
Issued and outstanding: 66,575,122 shares	666	666
Additional paid-in capital	8,139,804	8,128,860
Accumulated deficit	(7,920,385)	(7,655,188)
Total stockholders’ equity	220,085	474,338
Total liabilities and stockholders’ equity	$558,709	$853,400

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2015	2014

Revenue	$-	$-

Expenses
Research and development expenses	61,390	-
General and administrative expenses	203,807	268,021
Total operating expenses	265,197	268,021

Net loss	$(265,197)	$(268,021)

Earnings per share - basic and diluted
Loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	66,575,122	66,575,122

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(265,197)	$(268,021)
Adjustments to reconcile net loss to net cash flows from operating activities:
Impairment loss	10,000	-
Stock based compensation expense	10,944	6,782
Stock based consulting expense	-	126,833
Changes in operating assets and liabilities:
Decrease (increase) in receivables	-	(800)
Decrease (increase) in prepaid expenses	(27,761)	(32,006)
(Decrease) increase in accounts payable and accrued expenses	56,577	7,635
(Decrease) increase in accounts payable and accrued expenses - related party	12,360	-
(Decrease) increase in contract and contributions payable	(109,375)	-
Net cash flows from operating activities	(312,452)	(159,577)

Change in cash and cash equivalents	(312,452)	(159,577)
Cash and cash equivalents, beginning of period	683,098	1,508,843
Cash and cash equivalents, end of period	$370,646	$1,349,266

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

The Company has recently incurred net operating losses and operating cash flow deficits. As of March 31, 2015, the Company’s total accumulated deficit is $7.9 million. The Company does not currently generate revenues and will continue to incur losses from operations and operating cash flow deficits in the future. Management believes that the Company’s cash and cash equivalent balances, anticipated cash flows from operations and other external sources of capital will be sufficient to meet the Company’s cash requirements through December 31, 2015. The future of the Company after December 31, 2015 will depend in large part on its ability to successfully raise capital from external sources to fund operations and, or, generate revenue and cash flow from operations.

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

In management’s opinion, the unaudited consolidated financial statements contained herein reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements. The Company has evaluated information about subsequent events that became available to us through the date the financial statements were issued. This information relates to events, transactions or changes in circumstances that would require us to adjust the amounts reported in the financial statements or to disclose information about those events, transactions or changes in circumstances. The results of operations for interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements, including the notes thereto for the year ended December 31, 2014, which may be found under the Company’s profile on EDGAR.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016 and is to be applied retrospectively. The Company does not currently have any revenue. As such, ASU 2014-09 will not have any effect on the Company’s results of operations and financial position. If the Company begins generating revenue prior to the effective date of ASU 2014-09, it will evaluate the effect that ASU 2014-09 will have on its results of operations and financial position. At its April 1, 2015, meeting, the FASB agreed to propose a one-year deferral of the revenue recognition standard’s effective date for all entities. The FASB intends to issue and exposure draft in the near term with a 30-day comment period.

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

The Company assessed the following qualitative factors that could affect any change in the fair value of the intangible asset: analysis of the technology’s current phase, additional testing necessary to bring the technology to market, development of competing products, changes in projections caused by delays, changes in regulations, changes in the market for the technology and changes in cost projections to bring the technology to market. Based on a qualitative assessment, management concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the intangible asset related to the Cell Deposition Device is not impaired. The Company did, however, determine that an intangible asset related to wound care technology, acquired during 2013, was impaired during the period ended March 31, 2015 and recorded an impairment loss (a component of research and development expenses) amounting to $10,000 which was equal to the amount capitalized.

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

Earnings (Loss) Per Share

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. Potentially dilutive shares of common stock consisted of warrants to purchase shares of common stock (8,200,000 shares as of both March 31, 2015 and December 31, 2014) and options to purchase shares of common stock (185,000 shares as of both March 31, 2015 and December 31, 2014). During the periods presented, potentially dilutive shares of common stock were not included in the computation of dilutive loss per share as to do so would be anti-dilutive.

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

3. Intangible Assets – Intellectual Property

On July 12, 2013, the Company, together with its wholly owned subsidiary, RenovaCare Sciences, entered into an asset purchase agreement with Dr. Jörg Gerlach, MD, PhD, pursuant to which RenovaCare Sciences purchased all of Dr. Gerlach’s rights, title and interest in the Cell Deposition Device. The Company plans to further the development of the Cell Deposition Device and, if commercially viable, bring the product to market. Acquisition related costs amounted to $52,852 and were capitalized together with the cash payment upon the closing of the transaction in July 2013 of $100,002. Additional costs capitalized during 2013, and which related to an option to evaluate a wound cap technology, amounted to $10,000. The Company allowed this option to expire, and during the period ended March 31, 2015 recorded an impairment loss amounting to $10,000, which was equal to the amount capitalized. Intangible assets amounted to $152,854 and $162,854 at March 31, 2015 and December 31, 2014, respectively.

The asset purchase agreement was amended on September 9, 2014 (the “Amended APA”). Pursuant to the terms of the Amended APA, an additional $300,000 will be paid in four installments: (a) $100,000 on December 31, 2014; (b) $50,000 on December 31, 2015; (c) $50,000 on December 31, 2016; and (d) $100,000 on December 31, 2017. The Company paid the first installment of $100,000 in January 2015. At March 31, 2015, $50,000 of the amount payable to Dr. Gerlach was recorded as other current liabilities and $150,000 was recorded as other long term liabilities in the accompanying consolidated balance sheet.

As further consideration for the Cell Deposition Device, the Company issued to Dr. Gerlach a Series A Stock Purchase Warrant (the “Series A Warrant”) entitling him to purchase 1,200,000 shares (each a “Warrant Share”) of the Company’s common stock at an exercise price of $0.35 per share. Pursuant to the terms of the Amended APA, the Series A Warrant will vest in five equal installments of 240,000 shares on each of July 12, 2014, July 12, 2015, July 12, 2016, July 12, 2017 and July 12, 2018. Vesting will no longer be contingent on the achievement of certain milestones and on Dr. Gerlach’s continuing to provide consulting services to the Company, but instead on passage of time. Prior to September 9, 2014, the effective date of the Amended APA, the value of the Series A Warrant was recognized as consulting expenses over the vesting term. Effective September 9, 2014, the Company measured and expensed the value of the Series A Warrant in full and recorded this value as research and development costs. The fair value of each Warrant Share as of September 9, 2014, using the Black-Scholes option pricing model, was $0.91.

Consulting expense associated with the Series A Warrant amounted to $0 during the three months ended March 31, 2015 (2014: $126,833). There were no research and development expense associated with the Series A Warrant during the three months ended March 31, 2015 and March 31, 2014.

See also “Note 7. Subsequent Events.”

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

As of March 31, 2015, there were 19,815,000 shares available for grant.

Stock Option Activity

The following table summarizes stock option activity for the period ended March 31, 2015:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Life (Years)	Value
Balance January 1, 2015	185,000	$0.83	9.12	$9,300
Options granted	-	_	-	$0
Balance March 31, 2015	185,000	$0.83	8.87	$110,800
Exercisable at March 31, 2015	85,000	$0.72	8.96	$22,500

The fair value of stock options are estimated at the date of grant using the Black-Scholes option pricing model. There were no stock options granted during the three months ended March 31, 2015.

During the three months ended March 31, 2015, stock-based compensation expense of $10,944 was recognized as general and administrative expenses. During the three months ended March 31, 2014, stock-based compensation expense of $6,782 was recognized as general and administrative expenses. There were 85,000 stock options vested and 100,000 stock options unvested as of March 31, 2015. As of March 31, 2015, the Company had $32,016 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized by April 1, 2019.

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

In connection with the Company’s anticipated Section 510(k) submission of its proprietary Cell Deposition Device to the Food and Drug Administration, the Company has engaged StemCell System GmbH (“StemCell Systems”) to provide it with prototypes and related documents. Pursuant to this engagement the Company incurred expenses of $44,910 in the three months ended March 31, 2015. The remaining payments are due prior to June 30, 2015, the exact amount and timing of which is dependent on the actual work performed.

On September 25, 2014, the Company entered into a Charitable Grant Agreement with the University of Pittsburgh (the “University”), pursuant to which the Company committed to provide a charitable donation to the University in the aggregate amount of $75,000 (the “Grant”). The Company will pay the Grant in eight quarterly installments of $9,375, with the first payment made on or before October 2014 and the final payment to be made on or before July 31, 2016. Dr. Gerlach, from whom the Company purchased the Cell Deposition Device, is a professor at the University. At March 31, 2015, $37,500 of the amount payable to the University was recorded as other current liabilities and $18,750 was recorded as other long term liabilities in the accompanying consolidated balance sheet.

See also “Note 6. Related Party Transactions.”

6. Related Party Transactions

As compensation for their service on the Board, Dr. Kirkland and Mr. Sierchio will receive an annual retainer of $6,000, payable in equal yearly installments in arrears and prorated for any partial years of service.

For the three months ended March 31, 2015, directors’ and consulting fees with respect to officers and directors of the Company were $6,000 (2014: $75,084). Legal fees incurred with respect to one of the Company’s directors in the three months ended March 31, 2015 were $38,980 (2014: $47,193). Amounts included in accounts payable and accrued expenses, and due to related parties, at March 31, 2015 were $19,615 and $7,255 as of December 31, 2014.

7. Subsequent Events

On May 1, 2015, the Company entered into a new option agreement (the “Option Agreement”) with Dr. Jorg Gerlach, pursuant to which the Company obtained a one year exclusive option to evaluate a wound cap technology (the “Technology”), for the purpose of determining whether the Company would like to purchase or license the Technology. Pursuant to the terms of the Option Agreement, the Company will pay Dr. Gerlach a non-refundable fee of $24,000, payable in four quarterly installments of $6,000, with the first installment due on May 1, 2015.

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

Overview

RenovaCare, Inc. (formerly Janus Resources, Inc.) (together with its wholly owned subsidiary, “RenovaCare” “the Company” “we” “us” and “our”) was incorporated under the laws of the State of Nevada and has an authorized capital of 500,000,000 shares of $0.00001 par value common stock, of which 66,575,122 shares are outstanding as of May 12, 2015, and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

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

Results of Operations

Three Months Ended March 31, 2015 versus March 31, 2014

	For the Three Months Ended March 31,
	2015	2014	$ change	% change
Operating expenses
Research and development	$61,390	$-	$61,390	100.0
General and administrative	203,807	268,021	(64,214)	(24.0)
Net loss	$(265,197)	$(268,021)	$(2,824)	(7.2)

Continuing Operations

Our expenses consist primarily of research and development costs, professional fees and administrative costs. For the three months ended March 31, 2015 and 2014, research and development costs were $61,390 and $0, respectively; general and administrative expenses were $203,807 and $268,021, respectively. The research and development costs in the first quarter of 2015 related to the development of the cell deposition device. The decrease in general and administrative fees in the first quarter of 2015 of $64,214 was due primarily to a decrease in legal and consulting expenses of $23,492 and $121,015, respectively, offset in part by a $49,745 increase in payroll and non-payroll compensation to our new management team and a $10,110 increase in travel and entertainment expenses related to product development and corporate governance.

As a result of the foregoing, net loss for the three months ended March 31, 2015 and 2014 was $(265,197) and $(268,021), respectively.

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

At March 31, 2015, we had cash of $370,646 (December 2014: $683,098) and working capital of $235,981 (December 2014: $489,609). Total liabilities as of March 31, 2015 were $338,624 (December 2014: $379,062).

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 1 to the consolidated financial statements, we have incurred recurring operating losses since inception of $7.9 million. We require additional funds to meet our obligations and maintain our operations. We have sufficient working capital to (i) pay our administrative and general operating expenses through December 31, 2015, and (ii) to conduct our preliminary research and development programs. Without sufficient cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional research and development programs on our Cell Deposition Device.

Cash Flow

Operating activities: We used cash of $312,452 for operating activities for the three months ended March 31, 2015 (2014: $159,577). We have financed our operations through the sale of our equity securities.

Investing Activities: There were no investing activities during the three months ended March 31, 2015 and 2014.

Financing Activities: There were no financing activities during the three months ended March 31, 2015 and 2014.

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

The carrying value of cash and cash equivalents and payables approximate their fair value because of the short-term nature of these instruments.

Management is of the opinion that we are not exposed to significant interest or credit risks arising from these financial instruments.

Market Risk Disclosures

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes during or subsequent to the periods presented.

Off-balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at March 31, 2015, and the subsequent period to May 12, 2015, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements.

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

Other than as disclosed below, during the three months ended March 31, 2015 and 2014, and the subsequent period, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

For the three months ended March 31, 2015, directors’ and consulting fees with respect to officers and directors of the Company were $6,000 (2014: $75,084). Legal fees incurred with respect to one of the Company’s directors in the three months ended March 31, 2015 were $38,980 (2014: $47,193). Amounts included in accounts payable and accrued expenses, and due to related parties, at March 31, 2015 were $19,615 and $7,255 as of December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the three month period ended March 31, 2015, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that: (i) information required to be disclosed by us in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

_______________

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

RenovaCare, Inc. (Registrant)

Date: May12, 2015	By:	/s/ Rhonda B. Rosen
	Name:	Rhonda B. Rosen
	Title:	Chief Financial Officer (Principal Financial Officer)

Date: May 12, 2015	By:	/s/ Thomas Bold
	Name:	Thomas Bold
	Title:	Chief Executive Officer (Principal Executive Officer)

