Form 10-Q
period 2015-06-30
RenovaCare, Inc.
filed 2015-08-13
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 13, 2015, the registrant had 67,781,193 shares of its common stock, par value $0.0001 per share, issued and outstanding.

RENOVACARE, INC.

FORM 10-Q

For The Quarter Ended June 30, 2015

PART I

Item 1. Financial Statements

RENOVACARE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,162,565	$683,098
Prepaid expenses	29,317	7,448
Total current assets	1,191,882	690,546

Intangible assets	152,854	162,854
Total assets	$1,344,736	$853,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$14,062	$6,182
Accounts payable and accrued expenses - related parties	41,925	7,255
Contract and contribution payable	105,500	187,500
Total current liabilities	161,487	200,937

Long term liabilities
Contract and contribution payable, less current portion	159,375	178,125

Total liabilities	320,862	379,062

STOCKHOLDERS’ EQUITY
Preferred stock: $0.0001 par value: Authorized: 10,000,000 shares Issued and outstanding: nil	-	-
Common stock: $0.00001 par value: Authorized: 500,000,000 shares
Issued and outstanding: 67,585,122 and 66,575,122 shares	676	666
Additional paid-in capital	9,159,513	8,128,860
Accumulated deficit	(8,136,315)	(7,655,188)
Total stockholders’ equity	1,023,874	474,338
Total liabilities and stockholders’ equity	$1,344,736	$853,400

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$-	$-	$-	$-

Expenses
Research and development expenses	50,235	65,000	111,625	65,000
General and administrative expenses	165,695	268,682	369,502	536,703
Total operating expenses	215,930	333,682	481,127	601,703

Net loss	$(215,930)	$(333,682)	$(481,127)	$(601,703)

Earnings per share - basic and diluted
Loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding	66,852,595	66,575,122	66,714,122	63,575,122

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(481,127)	$(601,703)
Adjustments to reconcile net loss to net cash flows from operating activities:
Impairment loss	10,000	-
Stock based compensation expense	20,663	19,355
Stock based consulting expense	-	195,333
Changes in operating assets and liabilities:
Receivables	-	(1,600)
Prepaid expenses	(21,869)	(23,107)
Accounts payable and accrued expenses	7,880	70,972
Accounts payable and accrued expenses - related party	34,670	-
Contract and contributions payable	(100,750)	-
Net cash flows from operating activities	(530,533)	(340,750)

Cash flows from financing activities:
Proceeds from sale of common stock plus warrants	1,010,000	-

Change in cash and cash equivalents	479,467	(340,750)
Cash and cash equivalents, beginning of period	683,098	1,508,843
Cash and cash equivalents, end of period	$1,162,565	$1,168,093

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

On July 12, 2013, the Company, through its wholly owned subsidiary, RenovaCare Sciences Corp. (“RenovaCare Sciences”), completed the acquisition of its flagship technology, a treatment methodology for skin isolation, spraying and associated equipment for the regeneration of human skin cells (the “SkinGunTM”), along with the associated United States patent applications and two (2) foreign patents, the first of which expires on August 22, 2027 and the second of which expires on April 26, 2031.

The Company has recently incurred net operating losses and operating cash flow deficits. As of June 30, 2015, the Company’s total accumulated deficit is $9.2 million. The Company does not currently generate revenues and will continue to incur losses from operations and operating cash flow deficits in the future. Management believes that the Company’s cash and cash equivalent balances, anticipated cash flows from operations and other external sources of capital will be sufficient to meet the Company’s cash requirements through June 30, 2016. The future of the Company after June 30, 2016 will depend in large part on its ability to successfully raise capital from external sources to fund operations and/or, generate revenue and cash flow from operations.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017 and is to be applied retrospectively. The Company does not currently have any revenue. As such, ASU 2014-09 will not have any effect on the Company’s results of operations and financial position. If the Company begins generating revenue prior to the effective date of ASU 2014-09, it will evaluate the effect that ASU 2014-09 will have on its results of operations and financial position.

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

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents and payables approximate fair value based on observable quoted prices for active markets - Level 1 inputs.

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

Intangible Assets

The intangible asset consists primarily of SkinGunTM technology that the Company acquired during 2013 and is recorded at cost. At the time of acquisition the technology had not reached technological feasibility. The amount capitalized is subject to impairment testing until completion or abandonment. Upon successful completion, a determination will be made as to the then useful life of the intangible asset, generally determined by the period in which substantially all of the cash flows are expected to be generated, and begin amortization. The Company tests the intangible asset for impairment at least annually or more frequently if impairment indicators exist after performing a qualitative analysis. Management has multiple criteria that it considers when performing the qualitative analysis. The results of this review are then weighed and prioritized. If the totality of the relevant events and circumstances indicate that the intangible asset is not impaired, additional impairment tests are not necessary.

The Company assessed the following qualitative factors that could affect any change in the fair value of the intangible asset: analysis of the technology’s current phase, additional testing necessary to bring the technology to market, development of competing products, changes in projections caused by delays, changes in regulations, changes in the market for the technology and changes in cost projections to bring the technology to market. Based on a qualitative assessment, management concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the intangible asset related to the SkinGunTM is not impaired. The Company did, however, determine that an intangible asset related to wound care technology, acquired during 2013, was impaired during the period ended March 31, 2015 and recorded an impairment loss (a component of research and development expenses) amounting to $10,000 which was equal to the amount capitalized.

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

Earnings (Loss) Per Share

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. Potentially dilutive shares of common stock consisted of warrants to purchase shares of common stock (9,210,000 shares as of June 30, 2015 and 8,200,000 at December 31, 2014) and options to purchase shares of common stock (200,000 shares as of June 30, 2015 and 185,000 as of December 31, 2014). During the periods presented, potentially dilutive shares of common stock were not included in the computation of dilutive loss per share as to do so would be anti-dilutive.

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

3. Intangible Assets - Intellectual Property

On July 12, 2013, the Company, together with its wholly owned subsidiary, RenovaCare Sciences, entered into an asset purchase agreement with Dr. Jorg Gerlach, MD, PhD, pursuant to which RenovaCare Sciences purchased all of Dr. Gerlach’s rights, title and interest in the SkinGunTM. The Company plans to further the development of the SkinGunTM and, if commercially viable, bring the product to market. Acquisition related costs amounted to $52,852 and were capitalized together with the cash payment upon the closing of the transaction in July 2013 of $100,002. Additional costs capitalized during 2013, and which related to an option to evaluate a wound cap technology, amounted to $10,000. The Company allowed this option to expire, and during the period ended March 31, 2015 recorded an impairment loss amounting to $10,000, which was equal to the amount capitalized. Intangible assets amounted to $152,854 and $162,854 at June 30, 2015 and December 31, 2014, respectively.

The asset purchase agreement was amended on June 9, 2014 (the “Amended APA”). Pursuant to the terms of the Amended APA, an additional $300,000 will be paid in four installments: (a) $100,000 on December 31, 2014; (b) $50,000 on December 31, 2015; (c) $50,000 on December 31, 2016; and (d) $100,000 on December 31, 2017. The Company paid the first installment of $100,000 in January 2015. At June 30, 2015, $50,000 of the amount payable to Dr. Gerlach was recorded as current liabilities and $150,000 was recorded as long-term liabilities in the accompanying consolidated balance sheet.

As further consideration for the SkinGunTM, the Company issued to Dr. Gerlach a Series A Stock Purchase Warrant (the “Series A Warrant”) entitling him to purchase 1,200,000 shares (each a “Warrant Share”) of the Company’s common stock at an exercise price of $0.35 per share. Pursuant to the terms of the Amended APA, the Series A Warrant will vest in five equal installments of 240,000 shares on each of July 12, 2014, July 12, 2015, July 12, 2016, July 12, 2017 and July 12, 2018. Vesting will no longer be contingent on the achievement of certain milestones and on Dr. Gerlach’s continuing to provide consulting services to the Company, but instead on passage of time. Prior to September 9, 2014, the effective date of the Amended APA, the value of the Series A Warrant was recognized as consulting expenses over the vesting term. Effective September 9, 2014, the Company measured and expensed the value of the Series A Warrant in full and recorded this value as research and development costs. The fair value of each Warrant Share as of September 9, 2014, using the Black-Scholes option pricing model, was $0.91.

Consulting expense associated with the Series A Warrant amounted to $0 during the three months ended June 30, 2015 (2014: $195,333). There were no research and development expense associated with the Series A Warrant during the three months ended June 30, 2015 and June 30, 2014.

On May 1, 2015, the Company entered into a new option agreement (the “Option Agreement”) with Dr. Jorg Gerlach, pursuant to which the Company obtained a one-year exclusive option to evaluate a wound cap technology (the “Technology”), for the purpose of determining whether the Company would like to purchase or license the Technology. Pursuant to the terms of the Option Agreement, the Company will pay Dr. Gerlach a non-refundable fee of $24,000, payable in four quarterly installments of $6,000, with the first installment due on May 1, 2015. The $24,000 option payment was recognized as research and development expense during the period ended June 30, 2015.

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

On May 29, 2015, the Company appointed Patricia Jeanne Riley to its Scientific Advisory Board and issued Ms. Riley an option to purchase 7,500 shares of the Company’s common stock at a price of $1.43 per share, the closing price of the Company’s common stock as quoted on the OTCQB on May 28, 2015. On June 15, 2015, the Company appointed Dr. Steven Wang to its Scientific Advisory Board and issued Dr. Wang an option to purchase 7,500 shares of the Company’s common stock at a price of $1.25 per share, the closing price of the Company’s common stock as quoted on the OTCQB on June 12, 2015. The shares underlying the options may be exercised on a “cashless basis” using the formula contained therein and, subject to each individual’s continued service with the Company. The shares underlying the options vest on November 30, 2015 and December 15, 2015, respectively.

As of June 30, 2015, there were 19,800,000 shares available for grant.

Stock Option Activity

The following table summarizes stock option activity for the period ended June 30, 2015:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Life (Years)	Value
Balance January 1, 2015	185,000	$0.83	9.12	$94,150
Options granted	15,000	1.34	10.00	$0
Balance June 30, 2015	200,000	$0.80	8.87	$94,150
Exercisable at June 30, 2015	100,000	$0.81	8.71	$53,250

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. There were 15,000 stock options granted during the three months ended June 30, 2015, 7,500 shares each to a member of the Company’s Scientific Advisory Board. The weighted-average fair value of stock options granted in 2015 was approximately $1.00 per share. The weighted average fair value of stock options granted during 2014 was $1.05 per share. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding. The assumptions for volatility, expected life, dividend yield and risk-free interest rate for options granted are presented in the table below:

	2015	2014
Weighted average risk-free interest rate	1.49 - 1.71%	1.43 - 1.62%
Expected life in years	5.50	4.50 - 5.50
Weighted avg. expected volatility	94.4%	99.5 - 105.3%
Expected dividend yield	$0	$0

Stock option expense reflected in the consolidated statements of operations related to stock options issued to our non-employee scientific advisory board members and consultants are recognized at fair value using the Black-Scholes option-pricing model with weighted average assumptions described above. For the three months ended June 30, 2015 and 2014, stock-based compensation expense recognized from stock option awards granted to non-employees included in total stock-based compensation expense amounted to $1,896 and $0, respectively. For the six months ended June 30, 2015 and 2014, stock-based compensation expense recognized from stock option awards granted to non-employees included in total stock-based compensation expense amounted to $1,896 and $0, respectively.

During the three months ended June 30, 2015, total stock-based compensation expense of $9,719 was recognized as general and administrative expenses. During the three months ended June 30, 2014, total stock-based compensation expense of $12,573 was recognized as general and administrative expenses. During the six months ended June 30, 2015, total stock-based compensation expense of $20,663 was recognized as general and administrative expenses. During the six months ended June 30, 2014, total stock-based compensation expense of $19,355 was recognized as general and administrative expenses.

There were 100,000 stock options vested and 100,000 stock options unvested as of June 30, 2015. As of June 30, 2015, the Company had $13,046 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized by June 15, 2020.

The Company issues new shares when options are exercised.

5. Common Stock

On June 5, 2015, the Company entered into subscription agreements with five investors for the purchase and sale of an aggregate of 1,010,000 units of equity securities (the “Units”) at a price of $1.00 per Unit for total gross proceeds of $1,010,000. Each Unit consists of one share of common stock and one Series D Stock Purchase Warrant (the “Series D Warrants”) allowing the holder to purchase one share of the Company’s common stock at a price of $1.10 per share for a period of five years; the Series D Warrants contain a provision allowing the holder to exercise the Series D Warrant on a cashless basis as further set forth therein.

The relative fair value of the common stock was estimated to be approximately $590,000 and the relative fair value of the Series D Warrants was estimated to be $420,000 as determined based on the relative fair value allocation of the proceeds received. The Series D Warrants were valued using the Black-Scholes option pricing model based on the following assumptions: risk free interest rate of 1.75%, contractual life of five years, expected volatility of 88.0% and a dividend yield of 0%.

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

In connection with the Company’s anticipated Section 510(k) submission of its proprietary SkinGunTM to the Food and Drug Administration, the Company has engaged StemCell System GmbH (“StemCell Systems”) to provide it with prototypes and related documents. Pursuant to this engagement the Company incurred expenses of $44,910 in the three months ended June 30, 2015.

On September 25, 2014, the Company entered into a Charitable Grant Agreement with the University of Pittsburgh (the “University”), pursuant to which the Company committed to provide a charitable donation to the University in the aggregate amount of $75,000 (the “Grant”). The Company will pay the Grant in eight quarterly installments of $9,375, with the first payment made on or before October 2014 and the final payment to be made on or before July 31, 2016. Dr. Gerlach, from whom the Company purchased the SkinGunTM, is a professor at the University. At June 30, 2015, $37,500 of the amount payable to the University was recorded as current liabilities and $9,375 was recorded as long-term liabilities in the accompanying consolidated balance sheet.

See also “Note 7. Related Party Transactions.”

7. Related Party Transactions

As compensation for their service on the Board, Dr. Kirkland and Mr. Sierchio will receive an annual retainer of $6,000, payable in equal yearly installments in arrears and prorated for any partial years of service.

For the three months ended June 30, 2015, directors’ and consulting fees payable to officers and directors of the Company were $3,000 (2014: $3,000). Legal fees paid or payable to one of the Company’s directors in the three months ended June 30, 2015 were $28,125 (2014: $27,820). For the six months ended June 30, 2015, directors’ and consulting fees paid or payable to officers and directors of the Company were $6,000 (2014: $6,000). Legal fees paid or payable to one of the Company’s directors in the six months ended June 30, 2015 were $67,105 (2014: $82,185). Amounts included in accounts payable and accrued expenses, and due to related parties, were $23,800 at June 30, 2015 and $36,080 as of December 31, 2014.

8. Subsequent Events

On July 1, 2015, the Company appointed Dr. Richard Simman to its Scientific Advisory Board and issued Dr. Simman an option to purchase 7,500 shares of the Company’s common stock at a price of $1.34 per share, the closing price of the Company’s common stock as quoted on the OTCQB on June 30, 2015. The option may be exercised on a “cashless basis” using the formula contained therein and, subject to Dr. Simman’s continued service with the Company. The shares underlying the option vest on December 31, 2015.

Subsequent to the period ended June 30, 2015, the Company issued to Dr. Jorg Gerlach 196,812 shares of its common stock uponthe cashless exercise of 240,000 vested shares included in the Series A Warrant issued to Dr. Gerlach pursuant to the asset purchase agreement entered into between the Company and Dr. Gerlach on July 12, 2013.

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

Overview

RenovaCare, Inc. (formerly Janus Resources, Inc.) (together with its wholly owned subsidiary, “RenovaCare” “the Company” “we” “us” and “our”) was incorporated under the laws of the State of Nevada and has an authorized capital of 500,000,000 shares of $0.00001 par value common stock, of which 67,781,193 shares are outstanding as of August 13, 2015, and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

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

Description of Business

We are focusing on the acquisition, research, development and, if warranted, commercialization of autologous (using a patient’s own cells) cellular therapies that can be used for medical and aesthetic applications. On July 12, 2013, we, through our wholly owned subsidiary, RenovaCare Sciences Corp., completed the acquisition of our flagship technology, a treatment methodology for skin isolation, spraying and associated equipment for the regeneration of human skin cells (the “SkinGunTM”), along with the associated United States patent applications and two (2) foreign patents, the first of which expires on August 22, 2027 and the second of which expires on April 26, 2031. We effected the acquisition of the SkinGunTM through an asset purchase agreement with Dr. Gerlach (the “APA”). Pursuant to the terms of the APA, as amended on September 9, 2014, we paid Dr. Gerlach an initial sum of $100,000 and are obligated to pay him an additional $300,000 in four installments: (a) $100,000 on December 31, 2014; (b) $50,000 on December 31, 2015; (c) $50,000 on December 31, 2016; and (d) $100,000 on December 31, 2017. Additionally, we issued to Dr. Gerlach a Series A Warrant allowing him to purchase up to 1,200,000 shares of our common stock at a purchase price of $0.35 per share.

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

We are currently evaluating the efficacy and potential of our SkinGunTM, in combination with our unique cell isolation method, in the treatment of tissue that has been subject to severe trauma such as second and third degree burns. In small scale clinical trials, the SkinGunTM and cell isolation methodology have shown the ability to regenerate a more natural and thicker skin. The SkinGunTM utilizes the patient’s own skin stem cells and is able to address much larger treatment areas and at the same time reduce the size of the donor site. Furthermore, we believe the SkinGunTM enables the effective treatment of other skin disorders with minimal scarring compared to skin grafting.

In a clinical study of 19 patients with deep dermal wound burns to the face and neck conducted in Berlin, Germany prior to our purchase of the SkinGunTM, researchers stated that, “careful surgical debridement and consecutive application of CEA [cultured epithelial auto graft] suspensions using a spray technique results in excellent cosmetic outcomes compared with any other method.” The same researchers concluded that, “We refuse to perform a prospective randomized study with groups in which traditional skin grafting and/or wound healing are still applied for the therapy for deep dermal burns due to the excellent results in our study. The method of CEA spray application has become our standard of care for these indications. The faster wound closure, the promotion of spontaneous wound healing by keratinocyte application, as well as the preservation of donor sites are further advantages of the method.” (Hartmann MD, Bernd, et al, “Sprayed Cultured Epithelial Autografts for Deep Dermal Burns of the Face and Neck” Annals of Plastic Surgery, 58.1(2007): 70-73. Print. emphasis added). The CEA spray application used by the researchers in the publication refers to the SkinGunTM and related cell isolation methodology; Dr. Gerlach assisted in the study.

The development of our SkinGunTM is in the early stage and we anticipate that we will be required to expend significant time and resources to further develop our technology and determine whether a commercially viable product can be developed. Research and development of new technologies involves a high degree of risk and there is no assurance that our development activities will result in a commercially viable product. The long-term profitability of our operations will be, in part, directly related to the cost and success of our development programs, which may be affected by a number of factors.

Strategy

Our ultimate goal is to leverage the potential of our SkinGunTM, together with our cell isolation method, as cutting edge treatments in skin therapy. Before we can do so, however, there are a number of steps we must first take, including:

•	initiating a series of clinical trials to determine the SkinGunTM’s efficacy for treating wounds and burns;

•	formalizing collaborations with universities and scientific partners;

•	creating a network of clinical and research partners; and

•	achieving Food and Drug Administration (the “FDA”) and other regulatory approval.

Additionally, we will likely be required to raise significant capital in order to fund our ongoing research and development operations, and there is no guarantee that we will be able to raise on acceptable terms, if at all.

Results of Operations

Three Months Ended June 30, 2015 versus June 30, 2014

	For the Three Months Ended June 30,
	2015	2014	$ change	% change
Operating expenses:
Research and development	$50,235	$65,000	$(14,765)	22.7
General and administrative	165,695	268,682	(102,987)	(38.3)
Net loss	$(215,930)	$(333,682)	$(117,752)	(35.3)

Six Months Ended June 30, 2015 versus June 30, 2014

	For the Six Months Ended June 30,
	2015	2014	$ change	% change
Operating expenses:
Research and development	$111,625	$65,000	$46,625	71.7
General and administrative	369,502	536,703	(167,201)	(31.2)
Net loss	$(481,127)	$(601,703)	$(120,576)	(20.0)

Operations

Our expenses consist primarily of research and development costs, professional fees and administrative costs. For the three months ended June 30, 2015 and 2014, research and development costs were $50,235 and $65,000, respectively; general and administrative expenses were $165,695 and $268,682, respectively. The research and development costs in the second quarter of 2015 related to the development of the SkinGunTM and the acquisition of an option on wound cap technology. The research and development costs in the second quarter of 2014 related to the development of the SkinGunTM. The decrease in general and administrative fees in the second quarter of 2015 of $102,987 was due primarily to a decrease in legal fees and consulting expenses of $48,386 and $55,424, respectively.

As a result of the foregoing, net loss for the three months ended June 30, 2015 and 2014 was $(215,930) and $(333,682), respectively.

For the six months ended June 30, 2015 and 2014, research and development costs were $111,625 and $65,000, respectively; general and administrative expenses were $369,502 and $536,703, respectively. The research and development costs in the six months ended June 30, 2015 related to the development of the SkinGunTM and the acquisition of an option on wound cap technology. The research and development costs in the six months ended June 30, 2014 related to the development of the SkinGunTM. The decrease in general and administrative fees in the six months ended June 30, 2015 of $167,201 was due primarily to a decrease in legal fees and consulting expenses of $50,908 and $176,439, respectively, offset in part by an increase in compensation and related expenses of $67,724.

As a result of the foregoing, net loss for the six months ended June 30, 2015 and 2014 were $(481,127) and $(601,703), respectively.

Liquidity and Capital Resources

We currently finance our activities primarily by the private placement of our equity securities. There is no assurance that equity funding will be accessible to us at the times and in the amounts required to fund our ongoing operations. There are many conditions beyond our control, which have a direct bearing on the level of investor interest in the purchase of our securities. On June 5, 2015 the Company entered into subscription agreements with five investors for the purchase and sale of an aggregate of 1,010,000 Units at a price of $1.00 per Unit for total gross proceeds of $1,010,00. Each Unit consists of one share of common stock and one Series D Warrant allowing the holder to purchase one share of the Company’s common stock at a price of $1.10 per share for a period of five years; the Series D Warrants contain a provision allowing the holder to exercise the Series D Warrant on a cashless basis as further set forth therein. We do not have any agreements or understandings with any person as to additional financing.

At June 30, 2015, we had cash of $1,162,565 (December 2014: $683,098) and working capital of $1,030,395 (December 2014: $489,609). Total liabilities as of June 30, 2015 were $320,862 (December 2014: $379,062).

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 1 to the consolidated financial statements, we have incurred recurring operating losses since inception of $9.2 million. We require additional funds to meet our obligations and maintain our operations. We have sufficient working capital to (i) pay our administrative and general operating expenses through June 30, 2016, and (ii) to conduct our preliminary research and development programs. Without sufficient cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional research and development programs on our SkinGunTM.

Cash Flow

Operating activities: We used cash of $530,533 for operating activities for the six months ended June 30, 2015 (2014: $340,750). We have financed our operations through the sale of our equity securities.

Investing Activities: There were no investing activities during the three months ended June 30, 2015 and 2014.

Financing Activities: On June 5, 2015, the Company entered into subscription agreements with five investors for the purchase and sale of an aggregate of 1,010,000 Units at a price of $1.00 per Unit for total gross proceeds of $1,010,000. Each Unit consists of one share of common stock and one Series D Warrant allowing the holder to purchase one share of the Company’s common stock at a price of $1.10 per share for a period of five years; the Series D Warrants contain a provision allowing the holder to exercise the Series D Warrant on a cashless basis as further set forth therein. The proceeds from the Offering will be used for general corporate purposes, including the continued research and development of the Company’s SkinGunTM and CellMistTM technologies and for working capital. There were no financing activities during the three months ended June 30, 2014.

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

Off-balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at June 30, 2015, and the subsequent period to August [], 2015, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements.

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

Other than as disclosed below, during the three months ended June 30, 2015 and 2014, and the subsequent period, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

For the three months ended June 30, 2015, directors’ and consulting fees payable to officers and directors of the Company were $3,000 (2014: $3,000). Legal fees paid or payable to one of the Company’s directors in the three months ended June 30, 2015 were $28,125 (2014: $27,820). For the six months ended June 30, 2015, directors’ and consulting fees paid or payable to officers and directors of the Company were $6,000 (2014: $6,000). Legal fees paid or payable to one of the Company’s directors in the six months ended June 30, 2015 were $67,105 (2014: $82,185). Amounts included in accounts payable and accrued expenses, and due to related parties, were $23,800 at June 30, 2015 and $36,080 as of December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the three month period ended June 30, 2015, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that: (i) information required to be disclosed by us in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

RenovaCare, Inc. (Registrant)

Date: August 13, 2015	By:	/s/ Rhonda B. Rosen
	Name:	Rhonda B. Rosen
	Title:	Chief Financial Officer (Principal Financial Officer)

Date: August 13, 2015	By:	/s/ Thomas Bold
	Name:	Thomas Bold
	Title:	Chief Executive Officer (Principal Executive Officer)

