Form 10-Q
period 2015-09-30
RenovaCare, Inc.
filed 2015-11-13
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

800-755-5815

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act): Yes ☐ No ☒

As of November 13, 2015, the registrant had 67,781,934 shares of its common stock, par value $0.00001 per share, issued and outstanding.

RENOVACARE, INC.

FORM 10-Q

For The Quarter Ended September 30, 2015

PART I

Item 1. Financial Statements

RENOVACARE, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$905,892	$683,098
Prepaid expenses	34,317	7,448
Total current assets	940,209	690,546

Intangible assets	152,854	162,854
Total assets	$1,093,063	$853,400

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$84,041	$6,182
Accounts payable and accrued expenses - related parties	13,800	7,255
Contract and contribution payable	99,500	187,500
Total current liabilities	197,341	200,937

Long term liabilities
Contract and contribution payable, less current portion	150,000	178,125

Total liabilities	347,341	379,062

STOCKHOLDERS' EQUITY
Preferred stock: $0.0001 par value: Authorized: 10,000,000 shares Issued and outstanding: nil	-	-
Common stock: $0.00001 par value: Authorized: 500,000,000 shares Issued and outstanding: 67,781,934 and 66,575,122 shares	678	666
Additional paid-in capital	9,178,390	8,128,860
Accumulated deficit	(8,433,346)	(7,655,188)
Total stockholders' equity	745,722	474,338
Total liabilities and stockholders' equity	$1,093,063	$853,400

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Expenses
Research and development expenses	80,667	953,059	192,292	956,719
General and administrative expenses	216,363	322,789	585,866	920,832
Total operating expenses	297,030	1,275,848	778,158	1,877,551

Net loss	$(297,030)	$(1,275,848)	$(778,158)	$(1,877,551)

Earnings per share - basic and diluted
Loss per common share	$(0.00)	$(0.02)	$(0.01)	$(0.03)

Weighted average shares outstanding	67,704,921	66,575,122	67,048,351	63,575,122

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(778,158)	$(1,877,551)
Adjustments to reconcile net loss to net cash flows from operating activities:
Impairment loss	10,000	-
Stock based compensation expense	39,542	47,001
Stock based consulting expense	-	848,388
Changes in operating assets and liabilities:
Receivables	-	(2,400)
Prepaid expenses	(26,869)	(15,664)
Accounts payable and accrued expenses	77,859	4,419
Accounts payable and accrued expenses - related party	6,545	1,759
Contract and contributions payable	(116,125)	375,000
Net cash flows from operating activities	(787,206)	(619,048)

Cash flows from investing activity:
Proceeds from sale of common stock plus warrants	1,010,000	-

Change in cash and cash equivalents	222,794	(619,048)
Cash and cash equivalents, beginning of period	683,098	1,508,843
Cash and cash equivalents, end of period	$905,892	$889,795

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Nature and Continuance of Operations

RenovaCare, Inc., together with its wholly owned subsidiary (the "Company"), focuses on the acquisition, research, development and, if warranted, commercialization of autologous (using a patient's own cells) cellular therapies that can be used for medical and aesthetic applications. The Company was previously involved in the exploration and development of both mineral exploration properties and oil and gas properties.

On July 12, 2013, the Company, through its wholly owned subsidiary, RenovaCare Sciences Corp. ("RenovaCare Sciences"), completed the acquisition of its flagship technology, a treatment methodology for skin isolation, spraying and associated equipment for the regeneration of human skin cells (collectively, the "SkinGunTM"), along with the associated United States patent applications and two (2) foreign patents, the first of which expires on August 22, 2027 and the second of which expires on April 26, 2031.

The Company has recently incurred net operating losses and operating cash flow deficits. As of September 30, 2015, the Company's total accumulated deficit is $8.4 million. The Company does not currently generate revenues and will continue to incur losses from operations and operating cash flow deficits in the future. Management believes that the Company's cash and cash equivalent balances, anticipated cash flows from operations and other external sources of capital will be sufficient to meet the Company's cash requirements through January 31, 2016. The future of the Company after January 31, 2016 will depend in large part on its ability to successfully raise capital from external sources to fund operations and, or, generate revenue and cash flow from operations.

2. Significant Accounting Policies

Basis of Presentation and Principles of Accounting

The interim consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") pursuant to Part 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such SEC rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.

In management's opinion, the unaudited consolidated financial statements contained herein reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company's financial position, results of operations, and cash flows on a basis consistent with that of the Company's prior audited consolidated financial statements. The Company has evaluated information about subsequent events that became available to us through the date the financial statements were issued. This information relates to events, transactions or changes in circumstances that would require us to adjust the amounts reported in the financial statements or to disclose information about those events, transactions or changes in circumstances. The results of operations for interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements, including the notes thereto for the year ended December 31, 2014, which may be found under the Company's profile on EDGAR.

Principles of Consolidation

These consolidated financial statements have been prepared in accordance with US GAAP and include the accounts of the Company and its wholly owned subsidiary, RenovaCare Sciences. All significant intercompany transactions and balances have been eliminated. RenovaCare Sciences was incorporated under the laws of the State of Nevada on June 12, 2013.

Applicable Accounting Guidance

Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative non-governmental US GAAP as found in the Financial Accounting Standards Board's Accounting Standards Codification.

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017 and is to be applied retrospectively. The Company does not currently have any revenue. As such, ASU 2014-09 will not have any effect on the Company's results of operations and financial position. If the Company begins generating revenue prior to the effective date of ASU 2014-09, it will evaluate the effect that ASU 2014-09 will have on its results of operations and financial position.

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

Intangible Assets

The intangible asset consists primarily of the SkinGunTM that the Company acquired during 2013 and is recorded at cost. At the time of acquisition the technology had not reached technological feasibility. The amount capitalized is accounted for as an indefinite-lived intangible asset, subject to impairment testing until completion or abandonment. Upon successful completion, a determination will be made as to the then useful life of the intangible asset, generally determined by the period in which substantially all of the cash flows are expected to be generated, and begin amortization. The Company tests the intangible asset for impairment at least annually or more frequently if impairment indicators exist after performing a qualitative analysis. Management has multiple criteria that it considers when performing the qualitative analysis. The results of this review are then weighed and prioritized. If the totality of the relevant events and circumstances indicate that the intangible asset is not impaired, additional impairment tests are not necessary.

The Company assessed the following qualitative factors that could affect any change in the fair value of the intangible asset: analysis of the technology's current phase, additional testing necessary to bring the technology to market, development of competing products, changes in projections caused by delays, changes in regulations, changes in the market for the technology and changes in cost projections to bring the technology to market. Based on a qualitative assessment, management concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the intangible asset related to the SkinGunTM is not impaired. The Company did, however, determine that an intangible asset related to wound care technology, acquired during 2013, was impaired during the period ended March 31, 2015 and recorded an impairment loss (a component of research and development expenses) amounting to $10,000 which was equal to the amount capitalized.

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

Income Taxes

The Company recognizes income taxes on an accrual basis based on tax positions taken, or expected to be taken, in tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized. Should they occur, the Company's policy is to classify interest and penalties related to tax positions as interest expense. Since the Company's inception, no such interest or penalties have been incurred. The Company did not record an income tax provision during the periods presented due to net taxable losses.

Earnings (Loss) Per Share

The Company presents both basic and diluted earnings per share ("EPS") amounts. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. Potentially dilutive shares of common stock consisted of warrants to purchase shares of common stock (8,970,000 shares as of September 30, 2015 and 8,200,000 at December 31, 2014) and options to purchase shares of common stock (207,500 shares as of September 30, 2015 and 185,000 as of December 31, 2014). During the periods presented, potentially dilutive shares of common stock were not included in the computation of dilutive loss per share as to do so would be anti-dilutive.

Related Party Transactions

A related party is generally defined as (i) any person who holds 10% or more of the Company's securities and their immediate families; (ii) the Company's management; (iii) someone who directly or indirectly controls, is controlled by or is under common control with the Company; or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See "Note 7. Related Party Transactions," for further discussion.

3. Intangible Assets – Intellectual Property

On July 12, 2013, the Company, together with its wholly owned subsidiary, RenovaCare Sciences, entered into an asset purchase agreement with Dr. Jörg Gerlach, MD, PhD, pursuant to which RenovaCare Sciences purchased all of Dr. Gerlach's rights, title and interest in the SkinGunTM. The Company plans to further the development of the SkinGunTM and, if commercially viable, bring the product to market. Acquisition related costs amounted to $52,852 and were capitalized together with the cash payment upon the closing of the transaction in July 2013 of $100,002. Additional costs capitalized during 2013, and which related to an option to evaluate a wound cap technology, amounted to $10,000. The Company allowed this option to expire, and during the period ended March 31, 2015 recorded an impairment loss amounting to $10,000, which was equal to the amount capitalized. Intangible assets amounted to $152,854 and $162,854 at September 30, 2015 and December 31, 2014, respectively.

The asset purchase agreement was amended on June 9, 2014 (the "Amended APA"). Pursuant to the terms of the Amended APA, an additional $300,000 will be paid in four installments: (a) $100,000 on December 31, 2014; (b) $50,000 on December 31, 2015; (c) $50,000 on December 31, 2016; and (d) $100,000 on December 31, 2017. The expense associated with the consideration was recorded during 2014. The Company paid the first installment of $100,000 in January 2015. At September 30, 2015, $50,000 of the amount payable to Dr. Gerlach was recorded as current liabilities and $150,000 was recorded as long-term liabilities in the accompanying consolidated balance sheet.

As consideration for the SkinGunTM and services performed in connection therewith, the Company issued to Dr. Gerlach a Series A Stock Purchase Warrant (the "Series A Warrant") entitling him to purchase 1,200,000 shares (each a "Warrant Share") of the Company's common stock at an exercise price of $0.35 per share. Originally, vesting of the warrant was contingent on the achievement of certain milestones and on Dr. Gerlach's continuing to provide consulting services. As of September 9, 2014, the effective date of the Amended APA, vesting will no longer be contingent on the achievement of certain milestones and on Dr. Gerlach's continuing to provide consulting services to the Company, but instead on passage of time. Pursuant to the terms of the Amended APA, the Series A Warrant will vest in five equal installments of 240,000 shares on each of July 12, 2014, July 12, 2015, July 12, 2016, July 12, 2017 and July 12, 2018.

Prior to September 9, 2014, the value of the Series A Warrant was recognized as consulting expenses over the vesting term. Effective September 9, 2014, the Company measured and expensed the value of the Series A Warrant in full and recorded this value as research and development costs. The fair value of each Warrant Share as of September 9, 2014, using the Black-Scholes option pricing model, was $0.91.

Consulting expense associated with the Series A Warrant amounted to $0 during the three months ended September 30, 2015 (2014: $311,173). Research and development expense associated with the Series A Warrant amounted to $0 during the three months ended September 30, 2015 (2014: $537,217).

On May 1, 2015, the Company entered into a new option agreement (the "Option Agreement") with Dr. Gerlach, pursuant to which the Company obtained a one-year exclusive option to evaluate a wound cap technology (the "Technology"), for the purpose of determining whether the Company would like to purchase or license the Technology. Pursuant to the terms of the Option Agreement, the Company will pay Dr. Gerlach a non-refundable fee of $24,000, payable in four quarterly installments of $6,000, with the first installment due on May 1, 2015. The $24,000 option payment was recognized as research and development expense during the period ended June 30, 2015. At September 30, 2015, $12,000 of the amount payable was recorded as current liabilities in the accompanying consolidated balance sheet.

4. Common Stock Options

Approval of the 2013 Long-Term Incentive Plan

On June 20, 2013, the Board of Directors (the "Board") adopted, subject to receiving shareholder approval, the 2013 Long-Term Incentive Plan (the "Incentive Plan"). The Incentive Plan provides for the issuance of stock options of up to 20,000,000 shares (subject to adjustment) of the Company's common stock to officers, directors, key employees and consultants of the Company. Options granted to employees under the Incentive Plan, including directors and officers who are employees, may be incentive stock options or non-qualified stock options; options granted to others under the Incentive Plan are limited to non-qualified stock options. On November 15, 2013, shareholders owning a majority of the Company's issued and outstanding shares approved the Incentive Plan.

The Incentive Plan is administered by the Board or a committee designated by the Board. Subject to the provisions of the Incentive Plan, the Board has the authority to determine the officers, employees and consultants to whom options will be granted, the number of shares covered by each option, vesting rights and the terms and conditions of each option that is granted to them; however, no person may be granted in any of the Company's fiscal year, options to purchase more than 2,000,000 shares under the Incentive Plan, and the aggregate fair market value (determined at the time the option is granted) of the shares with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year cannot exceed $100,000. Options granted pursuant to the Incentive Plan are exercisable no later than ten years after the date of grant.

The exercise price per share of common stock for options granted under the Incentive Plan will be the fair market value of the Company's common stock on the date of grant, using the closing price of the Company's common stock on the last trading day prior to the date of grant, except for incentive stock options granted to a holder of ten percent or more of the Company's common stock, for whom the exercise price per share will not be less than 110% of the fair market value. No option can be granted under the Incentive Plan after June 20, 2023.

On May 29, 2015, the Company appointed Patricia Jeanne Riley to its Scientific Advisory Board and issued Ms. Riley a stock option to purchase up to 7,500 shares of the Company's common stock at a price of $1.43 per share, the closing price of the Company's common stock as quoted on the OTCQB on May 29, 2015. On June 15, 2015, the Company appointed Dr. Steven Wang to its Scientific Advisory Board and issued Dr. Wang a stock option to purchase up to 7,500 shares of the Company's common stock at a price of $1.25 per share, the closing price of the Company's common stock as quoted on the OTCQB on June 15, 2015. The shares underlying the options may be exercised on a "cashless basis" using the formula contained therein and, subject to each individual's continued service with the Company. The shares underlying the options vest on November 30, 2015 and December 15, 2015, respectively.

On July 1, 2015, the Company appointed Dr. Richard Simman to its Scientific Advisory Board and issued Dr. Simman an option to purchase up to 7,500 shares of the Company's common stock at a price of $1.34 per share, the closing price of the Company's common stock as quoted on the OTCQB on July 1, 2015. The shares underlying the option may be exercised on a "cashless basis" using the formula contained therein and, subject to Dr. Simman's continued service with the Company. The shares underlying the option vest on December 31, 2015.

As of September 30, 2015, there were 19,792,500 shares available for grant.

Stock Option Activity

The following table summarizes stock option activity for the period ended September 30, 2015:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Life (Years)	Value
Balance January 1, 2015	185,000	$0.83	8.62	$133,000
Options granted	22,500	1.34	9.75	$4,725
Balance September 30, 2015	207,500	$0.89	8.52	$137,725
Exercisable at September 30, 2015	125,000	$0.77	8.46	$97,000

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. There were 7,500 stock options granted during the three months ended September 30, 2015 to a member of the Company's Scientific Advisory Board. The weighted-average fair value of stock options granted in 2015 was approximately $1.34 per share. The weighted average fair value of stock options granted during 2014 was $1.05 per share. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company's historical experience. The risk-free interest rate is based on a U.S. treasury note with maturity similar to the option award's expected life. The expected life represents the average period of time that options granted are expected to be outstanding. The assumptions for volatility, expected life, dividend yield and risk-free interest rate for options granted are presented in the table below:

	2015	2014
Weighted average risk-free interest rate	1.49 – 1.70%	1.43 – 1.62%
Expected life in years	5.0	4.50 – 5.50
Weighted Avg. Expected Volatility	88.4 -105.3%	99.5 – 105.3%
Expected dividend yield	$0	$0

Stock option expense reflected in the consolidated statements of operations related to stock options issued to our non-employee scientific advisory board members and consultants are recognized at fair value using the Black-Scholes option-pricing model with weighted average assumptions described above. For the three months ended September 30, 2015 and 2014, stock-based compensation expense recognized from stock option awards granted to non-employees included in total stock-based compensation expense amounted to $12,914 and $0, respectively. For the nine months ended September 30, 2015 and 2014, stock-based compensation expense recognized from stock option awards granted to non-employees included in total stock-based compensation expense amounted to $14,810 and $0, respectively.

During the three months ended September 30, 2015, total stock-based compensation expense of $18,879 was recognized as general and administrative expenses. During the three months ended September 30, 2014, total stock-based compensation expense of $27,646 was recognized as general and administrative expenses. During the nine months ended September 30, 2015, total stock-based compensation expense of $39,542 was recognized as general and administrative expenses. During the nine months ended September 30, 2014, total stock-based compensation expense of $47,001 was recognized as general and administrative expenses.

There were 125,000 stock options vested and 82,500 stock options unvested as of September 30, 2015. As of September 30, 2015, the Company had $28,714 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized by September 15, 2020.

The Company issues new shares when options are exercised.

5. Common Stock

On August 5, 2015, Dr. Gerlach exercised 240,000 Series A Warrants, on a cashless basis, and the Company issued 196,812 shares of common stock.

On June 5, 2015, the Company entered into subscription agreements with five investors for the purchase and sale of an aggregate of 1,010,000 units of equity securities (the "Units") at a price of $1.00 per Unit for total gross proceeds of $1,010,000. Each Unit consists of one share of common stock and one Series D Stock Purchase Warrant (the "Series D Warrants") allowing the holder to purchase one share of the Company's common stock at a price of $1.10 per share for a period of five years; the Series D Warrants contain a provision allowing the holder to exercise the Series D Warrant on a cashless basis as further set forth therein.

The relative fair value of the common stock was estimated to be approximately $590,000 and the relative fair value of the warrants was estimated to be $420,000 as determined based on the relative fair value allocation of the proceeds received. The warrants were valued using the Black-Scholes option pricing model based on the following assumptions: risk free interest rate of 1.75%, contractual life of five years, expected volatility of 88.0% and a dividend yield of 0%.

6. Commitments

On August 1, 2013, the Company engaged Vector to assist the Company with identifying subject matter experts in the medical device and biotechnology industries and to assist the Company with its ongoing research, development and eventual commercialization of its Regeneration Technology (collectively, the "Services"). In consideration of the Services, the Company will pay Vector a monthly consulting fee of $5,000.

In connection with the Company's anticipated Section 510(k) submission of its proprietary SkinGunTM to the Food and Drug Administration, the Company has engaged StemCell System GmbH ("StemCell Systems") to provide it with prototypes and related documents. Pursuant to this engagement the Company incurred expenses of $79,930 in the three months ended September 30, 2015. Dr. Gerlach, from whom the Company purchased the SkinGunTM, is a principal of StemCell Systems.

On September 25, 2014, the Company entered into a Charitable Grant Agreement with the University of Pittsburgh (the "University"), pursuant to which the Company committed to provide a charitable donation to the University in the aggregate amount of $75,000 (the "Grant"). The Company will pay the Grant in eight quarterly installments of $9,375, with the first payment made on or before October 2014 and the final payment to be made on or before July 31, 2016. Dr. Gerlach, from whom the Company purchased the SkinGunTM, is a professor at the University. At September 30, 2015, $37,500 of the amount payable to the University was recorded as current liabilities and $0 was recorded as long-term liabilities in the accompanying consolidated balance sheet.

7. Related Party Transactions

As compensation for their service on the Board, Dr. Kirkland and Mr. Sierchio will receive an annual retainer of $6,000, payable in equal yearly installments in arrears and prorated for any partial years of service.

For the three months ended September 30, 2015, directors' and consulting fees with respect to officers and directors of the Company were $3,000 (2014: $3,000). Legal fees incurred with respect to one of the Company's directors in the three months ended September 30, 2015 were $20,583 (2014: $34,945). For the nine months ended September 30, 2015, directors' and consulting fees with respect to officers and directors of the Company were $9,000 (2014: $9,000). Legal fees incurred with respect to one of the Company's directors in the nine months ended September 30, 2015 were $83,138 (2014: $146,800). Amounts included in accounts payable and accrued expenses, and due to related parties, were $13,800 at September 30, 2015 and $36,080 as of December 31, 2014.

8. Subsequent Events

On October 15, 2015, the Company appointed Mr. Michael Barch to its Scientific Advisory Board and issued Mr. Barch an option to purchase up to 7,500 shares of the Company's common stock at a price of $1.70 per share, the closing price of the Company's common stock as quoted on the OTCQB on October 15, 2015. The shares underlying the option may be exercised on a "cashless basis" using the formula contained therein and, subject to Mr. Barch's continued service with the Company, the shares underlying the option vest on April 15, 2016.

On November 1, 2015, the Company appointed Ms. Patricia Jeanne Riley as its Vice-President – Commercial Strategy and issued Ms. Riley an option to purchase up to 50,000 shares of the Company's common stock at a price of $1.65 per share, the closing price of the Company's common stock as quoted on the OTCQB on October 30, 2015. The shares underlying the option may be exercised on a "cashless basis" using the formula contained therein and, subject to Ms. Riley's continued service with the Company, the shares underlying the option vest in five equal installments of 10,000 shares on November 1, 2016-2020. Ms. Riley had previously served on the Company's Board of Advisors for which she was issued an option to purchase up to 7,500 shares of the Company's common stock, an option which she forfeited as part of her appointment.

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

This discussion and analysis should be read in conjunction with the accompanying unaudited interim consolidated financial statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies us believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below in "Critical Accounting Policies," and have not changed significantly.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to RenovaCare, Inc. and its subsidiaries that is based on management's exercise of business judgment and assumptions made by and information currently available to management. Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. When used in this document and other documents, releases and reports released by us, the words "anticipate," "believe," "estimate," "expect," "intend," "the facts suggest" and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements and unknown, unidentified or unpredictable factors could materially and adversely impact our future results. We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events. Several of these factors include, without limitation:

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

Overview

RenovaCare, Inc. (formerly Janus Resources, Inc.) (together with its wholly owned subsidiary, "RenovaCare" "the Company" "we" "us" and "our") was incorporated under the laws of the State of Nevada and has an authorized capital of 500,000,000 shares of $0.00001 par value common stock, of which 67,781,934 shares are outstanding as of November 13, 2015, and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

On January 7, 2014, we filed a Certificate of Amendment to Articles of Incorporation changing our name from "Janus Resources, Inc." to "RenovaCare, Inc." so as to more fully reflect our operations. The Financial Industry Regulatory Authority ("FINRA") declared the name change effective as of January 9, 2014. In conjunction with the name change, we changed our stock symbol on the OTCQB from "JANI" to "RCAR".

Our principal executive offices are located at 430 Park Avenue, Suite 702, New York, NY 10022. Our telephone number is (800) 755-5815.

As we are a smaller reporting company, we are not required to make certain disclosures otherwise required to be made in a Form 10-Q.

Description of Business

We are focusing on the acquisition, research, development and, if warranted, commercialization of autologous (using a patient's own cells) cellular therapies that can be used for medical and aesthetic applications. On July 12, 2013, we, through our wholly owned subsidiary, RenovaCare Sciences Corp., completed the acquisition of our flagship technology, a treatment methodology for skin isolation, spraying and associated equipment for the regeneration of human skin cells (collectively, the "SkinGunTM"), along with the associated United States patent applications and two (2) foreign patents, the first of which expires on August 22, 2027 and the second of which expires on April 26, 2031. We effected the acquisition of the SkinGunTM through an asset purchase agreement with Dr. Gerlach (the "APA"). Pursuant to the terms of the APA, as amended on September 9, 2014, we paid Dr. Gerlach an initial sum of $100,000 and are obligated to pay him an additional $300,000 in four installments: (a) $100,000 on December 31, 2014; (b) $50,000 on December 31, 2015; (c) $50,000 on December 31, 2016; and (d) $100,000 on December 31, 2017. Additionally, we issued to Dr. Gerlach a Series A Warrant allowing him to purchase up to 1,200,000 shares of our common stock at a purchase price of $0.35 per share.

The average adult human has a skin surface area of between 16 - 21 square feet, which protects all other organs against the external environment. When a person's skin is assailed by trauma or exposed to extreme heat, the skin's various layers may be destroyed and, depending on the severity of the injury, might cause life-threatening conditions. Currently, severe trauma to the skin, such as second or third degree burns, requires surgical mesh-grafting of skin, whereby healthy skin is removed from one area of the patient's body (a "donor site") and implanted on the damaged area. While mesh grafting is often the method of choice, we believe there are significant deficiencies with this method. The surgical procedure to remove healthy skin from the donor site can be painful and leaves the patient with a new wound that must also be attended to. In many instances the aesthetic results are not satisfying, as the color of the skin from the donor site may not match the skin color of the damaged skin. Additionally, since the ratio between the size of the wound area and the size of the donor site is quite low, i.e. the size of the skin removed must be substantially equal in size to the size of the damaged skin, the mesh-grafting approach is in many cases limited. Donor and injury sites can take weeks to heal, requiring expensive hospital stays, ongoing wound dressing management, and ever-changing anti-infection strategies. We are currently evaluating the efficacy and potential of our SkinGunTM, in combination with our unique cell isolation method, in the treatment of tissue that has been subject to severe trauma such as second and third degree burns. In small scale clinical trials, the SkinGunTM and cell isolation methodology have shown the ability to regenerate a more natural and thicker skin. The SkinGunTM utilizes the patient's own skin stem cells and is able to address much larger treatment areas and at the same time reduce the size of the donor site. Furthermore, we believe the SkinGunTM enables the effective treatment of other skin disorders with minimal scarring compared to skin grafting.

In a clinical study of 19 patients with deep dermal wound burns to the face and neck conducted in Berlin, Germany prior to our purchase of the SkinGunTM, researchers stated that, "careful surgical debridement and consecutive application of CEA [cultured epithelial auto graft] suspensions using a spray technique results in excellent cosmetic outcomes compared with any other method." The same researchers concluded that, "We refuse to perform a prospective randomized study with groups in which traditional skin grafting and/or wound healing are still applied for the therapy for deep dermal burns due to the excellent results in our study. The method of CEA spray application has become our standard of care for these indications. The faster wound closure, the promotion of spontaneous wound healing by keratinocyte application, as well as the preservation of donor sites are further advantages of the method." (Hartmann MD, Bernd, et al, "Sprayed Cultured Epithelial Autografts for Deep Dermal Burns of the Face and Neck" Annals of Plastic Surgery, 58.1(2007): 70-73. Print. emphasis added). The CEA spray application used by the researchers in the publication refers to the SkinGunTM and related cell isolation methodology; Dr. Gerlach assisted in the study.

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

Strategy

Our ultimate goal is to leverage the potential of our SkinGunTM, together with our cell isolation method, as cutting edge treatments in skin therapy. Before we can do so, however, there are a number of steps we must first take, including:

•	initiating a series of clinical trials to determine the SkinGunTM's efficacy for treating wounds and burns;
•	formalizing collaborations with universities and scientific partners;
•	creating a network of clinical and research partners; and
•	achieving Food and Drug Administration (the "FDA") and other regulatory approval.

Additionally, we will likely be required to raise significant capital in order to fund our ongoing research and development operations, and there is no guarantee that we will be able to raise on acceptable terms, if at all.

Results of Operations

Three Months Ended September 30, 2015 versus September 30, 2014

	For the Three Months Ended September 30,
	2015	2014	$ change	% change
Operating expenses
Research and development	$80,667	$953,059	$(872,392)	(91.5)
General and administrative	216,363	322,789	(106,426)	(33.0)
Net loss	$(297,030)	$(1,275,848)	$(978,818)	(76.7)

Nine Months Ended September 30, 2015 versus September 30, 2014

	For the Nine Months Ended September 30,
	2015	2014	$ change	% change
Operating expenses
Research and development	$192,292	$956,719	$(764,427)	(79.9)
General and administrative	585,866	920,832	(334,966)	(36.4)
Net loss	$(778,158)	$(1,877,551)	$(1,099,393)	(58.6)

Operations

Our expenses consist primarily of research and development costs, professional fees and administrative costs. For the three months ended September 30, 2015 and 2014, research and development costs were $80,667 and $953,059, respectively; general and administrative expenses were $216,363 and $322,789, respectively. The research and development costs in the third quarter of 2015 related to the development of the SkinGunTM and the acquisition of an option on wound cap technology. The research and development costs in the third quarter of 2014 related primarily to the recognition of the value of the Series A Warrant in accordance with the terms of the Amended APA. The decrease in general and administrative fees in the third quarter of 2015 of $106,426 was due primarily to a decrease in charitable contributions of $75,000, a decrease in legal fees of $12,466, a decrease in stock compensation of $8,767 and a decrease in office expenses of $9,196.

As a result of the foregoing, net loss for the three months ended September 30, 2015 and 2014, was $(297,030) and $(1,275,848), respectively.

For the nine months ended September 30, 2015 and 2014, research and development costs were $192,292 and $956,719, respectively; general and administrative expenses were $585,866 and $920,823, respectively. The research and development costs in the nine months ended September 30, 2015 related to the development of the SkinGunTM and the acquisition of an option on wound cap technology. The research and development costs in the nine months ended September 30, 2014 related primarily to the recognition of the value of the Series A Warrant in accordance with the terms of the Amended APA. The decrease in general and administrative fees in the nine months ended September 30, 2015 of $334,966 was due primarily to a decrease in consulting fees of $248,125, a decrease in charitable contributions of $75,000 and a decrease in legal fees of $87,634, offset in part by an increase in compensation expenses of $75,013.

As a result of the foregoing, net loss for the nine months ended September 30, 2015 and 2014, was $(778,158) and $(1,877,551), respectively.

Liquidity and Capital Resources

We currently finance our activities primarily by the private placement of our equity securities. There is no assurance that equity funding will be accessible to us at the times and in the amounts required to fund our ongoing operations. There are many conditions beyond our control, which have a direct bearing on the level of investor interest in the purchase of our securities. On June 5, 2015 the Company entered into subscription agreements with five investors for the purchase and sale of an aggregate of 1,010,000 Units at a price of $1.00 per Unit for total gross proceeds of $1,010,000. Each Unit consists of one share of common stock and one Series D Warrant allowing the holder to purchase one share of the Company's common stock at a price of $1.10 per share for a period of five years; the Series D Warrants contain a provision allowing the holder to exercise the Series D Warrant on a cashless basis as further set forth therein. We do not have any agreements or understandings with any person as to additional financing.

At September 30, 2015, we had cash of $905,892 (December 2014: $683,098) and working capital of $742,868 (December 2014: $489,609). Total liabilities as of September 30, 2015 were $347,341 (December 2014: $379,062).

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 1 to the consolidated financial statements, we have incurred recurring operating losses since inception of $8.4 million. We require additional funds to meet our obligations and maintain our operations. We have sufficient working capital to (i) pay our administrative and general operating expenses through January 31, 2016, and (ii) to conduct our preliminary research and development programs. Without sufficient cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional research and development programs on our SkinGunTM.

Cash Flow

Operating activities: We used cash of $787,206 for operating activities for the nine months ended September 30, 2015 (2014: $619,048). We have financed our operations through the sale of our equity securities.

Investing Activities: There were no investing activities during the nine months ended September 30, 2015 and 2014.

Financing Activities: On June 5, 2015, the Company entered into subscription agreements with five investors for the purchase and sale of an aggregate of 1,010,000 Units at a price of $1.00 per Unit for total gross proceeds of $1,010,000. Each Unit consists of one share of common stock and one Series D Warrant allowing the holder to purchase one share of the Company's common stock at a price of $1.10 per share for a period of five years; the Series D Warrants contain a provision allowing the holder to exercise the Series D Warrant on a cashless basis as further set forth therein. The proceeds from the Offering will be used for general corporate purposes, including the continued research and development of the Company's SkinGunTM technology and for working capital. There were no financing activities during the nine months ended September 30, 2014.

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

Off-balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at September 30, 2015, and the subsequent period to November 13, 2015, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements.

Critical Accounting Policies

See "Note 2. Significant Accounting Policies" in the Notes to the Consolidated Financial Statements in this Form 10-Q.

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

Other than as disclosed below, during the three months ended September 30, 2015 and 2014, and the subsequent period, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

For the three months ended September 30, 2015, directors' fees with respect to officers and directors of the Company were $3,000 (2014: $3,000). Legal fees incurred with respect to one of the Company's directors in the three months ended September 30, 2015 were $20,583 (2014: $34,945). For the nine months ended September 30, 2015, directors' fees with respect to officers and directors of the Company were $9,000 (2014: $9,000). Legal fees incurred with respect to one of the Company's directors in the nine months ended September 30, 2015 were $83,138 (2014: $146,800). Amounts included in accounts payable and accrued expenses, and due to related parties, at September 30, 2015 were $13,800 and $36,080 as of December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the three month period ended September 30, 2015, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that: (i) information required to be disclosed by us in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

______________

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

RenovaCare, Inc. (Registrant)

Date: November 13, 2015	By:	/s/ Rhonda B. Rosen
	Name:	Rhonda B. Rosen
	Title:	Chief Financial Officer (Principal Financial Officer)

Date: November 13, 2015	By:	/s/ Thomas Bold
	Name:	Thomas Bold
	Title:	Chief Executive Officer (Principal Executive Officer)

