Form 10-K
period 2015-12-31
RenovaCare, Inc.
filed 2016-03-28
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

(Title of Class)

OTC Markets Group Inc. QB tier ("OTCQB")

(Name of exchange on which registered)

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date file required to be submitted and posted pursuant to Rule 405 of Regulations S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price of the registrant's common stock on June 29, 2015, as reported on the OTCQB was $33,305,880. Common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 25, 2016, there were 69,955,847 shares of the registrant's common stock outstanding.

Documents incorporated by reference: None.

RENOVACARE, INC.

FORM 10-K

For The Fiscal Year Ended December 31, 2015

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to RenovaCare, Inc. and its subsidiaries that is based on management's exercise of business judgment and assumptions made by and information currently available to management. Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. When used in this document and other documents, releases and reports released by us, the words "anticipate," "believe," "estimate," "expect," "intend," "the facts suggest" and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements and unknown, unidentified or unpredictable factors could materially and adversely impact our future results. We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events. Several of these factors include, without limitation:

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

Item 1. Business

Overview

RenovaCare, Inc. (formerly Janus Resources, Inc.) (together with its wholly owned subsidiary, "RenovaCare" the "Company" "we" "us" and "our") was incorporated under the laws of the State of Nevada and has an authorized capital of 500,000,000 shares of $0.00001 par value common stock, of which 69,955,847 shares are outstanding as of March 25, 2016, and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

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

Description of Business

We are a development-stage company focusing on the acquisition, research, development and, if warranted, commercialization of autologous (using a patient's own cells) cellular therapies that can be used for medical and aesthetic applications. On July 12, 2013, we, through our wholly owned subsidiary, RenovaCare Sciences Corp., completed the acquisition of our flagship technology, a treatment methodology for cell isolation for the regeneration of human skin cells, along with a medical-grade liquid spraying device and associated equipment (the "SkinGunTM"), which has been shown in early human clinical use in the United States to naturally regenerate and heal skin for burn victims, along with the associated United States and foreign patents and patent applications. The development of our SkinGunTM is in the early stage and we anticipate that we will be required to expend significant time and resources to further develop our technology and determine whether a commercially viable product can be developed. Research and development of new technologies involves a high degree of risk and there is no assurance that our development activities will result in a commercially viable product. The long-term profitability of our operations will be, in part, directly related to the cost and success of our development programs, which may be affected by a number of factors.

The average adult human has a skin surface area of between 16 - 21 square feet, which protects all other organs against the external environment. When a person's skin is assailed by trauma or exposed to extreme heat, the skin's various layers may be destroyed and depending on the severity of the injury, might cause life-threatening conditions. Currently, severe trauma to the skin, such as second or third degree burns, requires surgical mesh-grafting of skin, whereby healthy skin is removed from one area of the patient's body (a "donor site") and implanted on the damaged area. While mesh grafting is often the method of choice, there are significant deficiencies with this method. The surgical procedure to remove healthy skin from the donor site can be painful and leaves the patient with a new wound that must also be attended to. In many instances the aesthetic results are not satisfying, as the color of the skin from the donor site may not match the skin color of the damaged skin. Additionally, since the ratio between the size of the wound area and the size of the donor site is quite low, i.e. the size of the skin removed must be substantially equal in size to the size of the damaged skin, the mesh-grafting approach is in many cases limited. Donor and injury sites can take weeks to heal, requiring expensive hospital stays, ongoing wound dressing management, and ever-changing anti-infection strategies.

We are currently evaluating the efficacy and potential of our SkinGunTM, in combination with our unique cell isolation method, in the treatment of tissue that has been subject to severe trauma such as second and third degree burns. In small scale clinical case studies the SkinGunTM and cell isolation methodology has shown the ability to regenerate a more natural and thicker skin. The SkinGunTM utilizes the patient's own skin stem cells and is able to address much larger treatment areas and at the same time reduce the size of the donor site. Furthermore, we believe the SkinGunTM enables the effective treatment of other skin disorders with minimal scarring compared to skin grafting.

Governmental Regulations

Domestic Regulation

Governmental authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, packaging, promotion, storage, advertising, distribution, marketing and export and import of products or devices and cellular therapy systems such as those we are attempting to develop. Our device candidates, to the extent they are developed, will be subject to 510(k) clearance or pre-market approval by the FDA prior to their marketing for commercial use in the United States, and to any approvals required by foreign governmental entities prior to their marketing outside the United States. In addition, any changes or modifications to a device that has received regulatory clearance or approval that could significantly affect its safety or effectiveness, or would constitute a major change in its intended use, may require the submission of a new application for 510(k) clearance, pre-market approval or foreign regulatory approvals.

The 510(k) clearance and pre-market approval processes, as well as the process of obtaining foreign approvals, can be expensive, time consuming and uncertain. It generally takes from four to twelve months from submission to obtain 510(k) clearance, and from one to three years from submission to obtain pre-market approval; however, it may take longer, and 510(k) clearance or pre-market approval may never be obtained. Delays in receipt of, or failure to obtain, clearances or approvals for future products, including tests that are currently in design or development, would result in delayed, or no, realization of revenues from such products and in substantial additional costs which could decrease our profitability. We have not yet submitted any devices for 510(k) clearance and there are no guarantees that we will make such a submission or that if we do our submission will be approved.

HIPAA Requirements

Other federal legislation may affect our ability to obtain certain health information in conjunction with any research activities we conduct. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), mandates, among other things, the adoption of standards designed to safeguard the privacy and security of individually identifiable health information. In relevant part, the U.S. Department of Health and Human Services ("HHS"), has released two rules to date mandating the use of new standards with respect to such health information. The first rule imposes new standards relating to the privacy of individually identifiable health information. These standards restrict the manner and circumstances under which covered entities may use and disclose protected health information so as to protect the privacy of that information. The second rule released by HHS establishes minimum standards for the security of electronic health information. While we do not believe we are directly regulated as a covered entity under HIPAA, the HIPAA standards impose requirements on covered entities conducting research activities regarding the use and disclosure of individually identifiable health information collected in the course of conducting the research.

Other U.S. Regulatory Requirements

In the United States, the research, manufacturing, distribution, sale, and promotion of drug and biological products are potentially subject to regulation by various federal, state and local authorities in addition to the Food and Drug Administration ("FDA"), including the Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration), other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the False Claims Act, and similar state laws, each as amended. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Health Care Act of 1992, each as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection, unfair competition, and other laws.

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

Competition

The pharmaceutical and wound care industries are characterized by intense competition, rapid product development and technological change. Our SkinGunTM competes with a variety of companies in the wound care markets, many of which offer substantially different treatments for similar problems. Currently Avita Medical Limited is evaluating the efficacy of ReCell®, a cell spray device and a cell isolation procedure for autologous cells. Integra Lifesciences Holding Corp. sells Integra® Dermal Regeneration Template, which does not use autologous cells, but instead uses an animal-derived intercellular matrix with an artificial waterproof barrier. Other competitors include: MiMedx Group, Inc.; KCI. Fibrocell Science, Inc.; Shire Plc and Organogenesis, Inc.

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

Strategy

Our ultimate goal is to leverage the potential of our SkinGunTM, together with our cell isolation method, as cutting edge treatments in skin therapy. Before we can do so, however, there are a number of steps we must first take, including:

•	initiating a series of clinical trials to determine the SkinGunTM's efficacy for treating wounds and burns;
•	expanding the range of possible applications;
•	formalizing collaborations with universities and scientific partners;
•	creating a network of clinical and research partners; and
•	achieving FDA and other regulatory clearance/approval.

Additionally, we will likely be required to raise significant capital in order to fund our ongoing research and development operations, and there is no guarantee that we will be able to raise on acceptable terms, if at all.

Operations

We expect to be engaged in research and development activities for the foreseeable future.

Employees

We currently have one full time employee, Mr. Drew Danielson, Director of Operations, and five part-time contractors: Mr. Thomas Bold, President and Chief Executive Officer; Ms. Rhonda B. Rosen, Chief Financial Officer; Ms. Patsy Trisler, Vice-President Clinical & Regulatory Affairs; Ms. Patricia Jeanne Riley, Vice-President Commercial Strategy and Ms. Michaela Purcell.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any properties. Our corporate offices are located at 430 Park Avenue, Suite 702, New York, NY 10022 and they are provided to us free of charge by one of our directors. We also have a lease agreement for an office in Pittsburgh, PA where our full time employee is based, and in which city we intend to perform research and development activities.

Item 3. Legal proceedings

We are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Should any liabilities incur in the future, they will be accrued based on management's best estimate of the potential loss. As such, there is no adverse effect on our financial position, results of operations or cash flow at this time. Furthermore, we do not believe that there are any proceedings to which any of our directors, officers, or affiliates, any owner of record of the beneficially or more than five percent of our common stock, or any associate of any such director, officer, affiliate, or security holder is a party adverse or has a material interest adverse to us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

On January 7, 2014, we filed a Certificate of Amendment to Articles of Incorporation changing our name from "Janus Resources, Inc." to "RenovaCare, Inc." FINRA declared the name change effective as of January 9, 2014. In conjunction with the name change, we changed our stock symbol on the OTCQB from "JANI" to "RCAR".

The following table sets forth the high and low bid prices for our common stock for the calendar quarters indicated as reported by the OTCQB for the last two years. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2015 – High	$1.50	$1.45	$2.26	$2.18
2015 – Low	$0.81	$1.25	$1.26	$1.50
2014 – High	$1.90	$1.10	$1.40	$1.10
2014 – Low	$0.85	$0.90	$0.80	$0.60

The closing price of our common stock on March 24, 2016, was $2.01.

As of March 25, 2016, there were approximately 325 stockholders of record (this number does not include stockholders who hold their stock through brokers, banks and other nominees).

Transfer Agent

The transfer agent of our common stock is Worldwide Stock Transfer, LLC, having an office at One University Plaza, Suite 505, Hackensack, NJ, USA 07601; their phone number is (201) 820-2008.

Penny Stock

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Our stock is currently a "penny stock." Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the Commission shall require by rule or regulation. The broker-dealer also must provide to the customer, prior to effecting any transaction in a penny stock: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules.

Rule 144

There were 69,955,847 shares of our common stock issued and outstanding at March 25, 2016, of which 46,115,913 shares are deemed "restricted securities," within the meaning of Rule 144. Absent registration under the Securities Act, the sale of such shares is subject to Rule 144, as promulgated under the Securities Act.

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

Dividend Policy

We have not paid any dividends on our common stock and our Board of Directors (the "Board") presently intends to continue a policy of retaining earnings, if any, for use in our operations. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. The Nevada Revised Statutes prohibit us from declaring dividends where, if after giving effect to the distribution of the dividend:

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Discussion and Analysis

The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with our financial statements and related notes. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In addition, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those discussed in "Forward Looking Statements," and elsewhere in this Form 10-K.

Results of Operations

Year Ended Year Ended December 31, 2015 (Fiscal 2015) versus December 31, 2014 (Fiscal 2014)

	For the Years Ended December 31,
	2015	2014	$ change	% change
Operating expenses
Research and development	$281,218	$975,667	(694,449)	(71.2)
General and administrative	1,037,289	1,155,729	(118,440)	(10.2)
Net loss	$(1,318,507)	$(2,131,396)	$(812,889)	(38.1)

Continuing Operations

Our expenses consist primarily of research and development expenses, professional fees and administrative costs. For the years ended December 31, 2015 and 2014, general and administrative expenses were $1,037,289 and $1,155,729, respectively. The decrease in general and administrative fees in 2015 of $118,440 was due primarily to a decrease of $355,333 in legal and consulting fees related to the acquisition of the wound care technology, offset in part by a $170,988 increase in public and investor relations costs and a $90,748 increase in compensation and related expenses. Research and development expenses related to our SkinGunTM were $281,218 in 2015 and $975,667 in 2014. The decrease of $694,449 related primarily to the $837,219 decrease in expenses related to the amendment of the APA, offset in part by a $143,709 increase in costs associated with the development of the SkinGunTM.

As a result of the foregoing, net loss from continuing operations for the years ended December 31, 2015 and 2014 was $(1,318,507) and $(2,131,396), respectively.

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

At December 31, 2015, we had cash of $397,589 (2014 - $683,098) and working capital of $172,099 (2014 – $489,609). Total liabilities as of December 31, 2015 were $355,783 (2014 - $379,062).

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 1 to the consolidated financial statements, we recently incurred net operating losses and operating cash flow deficits, and our total accumulated deficit is $9.0 million as of December 31, 2015. We do not currently generate revenues and will continue to incur losses from operations and operating cash flow deficits in the future. Management believes that our cash and cash equivalent balances, and other external sources of capital will be sufficient to meet our cash requirements through June 30, 2016. Our future after June 2016 will depend in large part on our ability to successfully raise capital from external sources to fund operations.

The matters described above raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

Cash Flow

Operating activities: We used cash of $1,295,509 for operating activities for the year ended December 31, 2015 (2014 - $825,745). We have financed our operations through the sale of our equity securities in 2015, as outlined below.

Investing Activities: There were no investing activities during the years ended December 31, 2015 and 2014.

Financing Activities: During the year ended December 31, 2015 we received $1,010,000 from the sale of common stock plus warrants. In the year ended December 31, 2014 there was no cash received or used from financing activities. The following is a description of the financing activities we conducted for the year ended December 31, 2015:

On June 5, 2015, we entered into subscription agreements with five investors for the purchase and sale of an aggregate of 1,010,000 units of equity securities (the "Units") at a price of $1.00 per Unit for total gross proceeds of $1,010,000. Each Unit consists of one share of common stock and one Series D Stock Purchase Warrant (the "Series D Warrants") allowing the holder to purchase one share of our common stock at a price of $1.10 per share for a period of five years; the Series D Warrants contain a provision allowing the holder to exercise the Series D Warrant on a cashless basis as further set forth therein.

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

The carrying value of cash and cash equivalents, contact and contribution payable, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments.

Management is of the opinion that we are not exposed to significant interest or credit risks arising from these financial instruments.

Share Capital

At December 31, 2015, we had:

•	Authorized share capital of 10,000,000 (December 31, 2014 – 10,000,000) preferred shares with par value of $0.0001.
•	Authorized share capital of 500,000,000 (December 31, 2014 – 500,000,000) common shares with par value of $0.00001 each.
•	67,781,934 common shares issued and outstanding (December 31, 2014, – 66,575,122).

Market Risk Disclosures

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes during the years ended December 31, 2015 and 2014, and the subsequent period to March 28, 2016.

Off-balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at December 31, 2015, and the subsequent period to March 28, 2016, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements.

Critical Accounting Policies

See "Note 2. Significant Accounting Policies" in the Notes to the Consolidated Financial Statements in this Form 10-K.

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

Other than as disclosed below, during the years ended December 31, 2015 and 2014, and the subsequent period, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

In connection with our anticipated Section 510(k) submission of our proprietary SkinGunTM to the FDA, we engaged StemCell Systems GmbH ("StemCell Systems") to provide us with prototypes and related documents. Pursuant to this engagement we incurred expenses of $194,336 in the year ended December 31, 2015. Dr. Gerlach, from whom we purchased the SkinGunTM technology, is a principal of StemCell Systems.

On September 25, 2014, we entered into a Charitable Grant Agreement with the University of Pittsburgh (the "University"), pursuant to which we committed to provide a charitable donation to the University in the aggregate amount of $75,000 (the "Grant"). We will pay the Grant in eight quarterly installments of $9,375, with the first payment made on or before October 2014 and the final payment to be made on or before July 31, 2016. Effective November 1, 2015, we entered into a Charitable Gift Agreement with the University, pursuant to which we committed to provide a charitable donation to the University in the aggregate amount of $83,000 (the "Gift"). The Gift was paid in full in December 2015. Dr. Gerlach, from whom we purchased the SkinGunTM technology, is a professor at the University.

On May 1, 2015, the Company entered into a new option agreement (the "Option Agreement") with Dr. Gerlach, pursuant to which the Company obtained a one-year exclusive option to evaluate a wound cap technology (the "Technology"), for the purpose of determining whether the Company would like to purchase or license the Technology. Pursuant to the terms of the Option Agreement, the Company will pay Dr. Gerlach a non-refundable fee of $24,000, payable in four quarterly installments of $6,000, with the first installment due on May 1, 2015. The $24,000 option payment was recognized as research and development expense during the year ended December 31, 2015. At December 31, 2015, $6,000 of the amount payable was recorded as current liabilities in the accompanying consolidated balance sheet.

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

During the year ended December 31, 2015, directors' fees of $12,000 (2014 - $12,000) were paid or due to our non-officer directors.

During the year ended December 31, 2015, legal fees of $106,743 (2014 - $156,175) were paid or are due to Sierchio & Partners, LLP, the managing partner of which is Mr. Sierchio, who was appointed to our Board effective August 26, 2010. Accounts payable due to Sierchio & Partners, LLP at December 31, 2015 was $8,333 (2014 - $4,255).

Plans for Next Twelve Months

During the next twelve months we intend to continue our research and development efforts on the SkinGunTM. As part of these efforts we intend to make a 510(k) submission with the FDA for a medical-grade liquid sprayer. Our cash position, relative to our cash requirements with respect to our research and development, raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern. Our actual results could differ materially from those anticipated in these forward-looking statements.

Recent Accounting Pronouncements

See "Note 2. Significant Accounting Policies" in the Notes to the Consolidated Financial Statements in this Form 10-K.

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

The following audited consolidated financial statements are filed as part of this annual report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

RenovaCare, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of RenovaCare, Inc. and Subsidiaries ("the Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RenovaCare, Inc. and Subsidiaries as of December 31, 2015 and 2014 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred net operating losses and operating cash flow deficits that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PETERSON SULLIVAN LLP

Seattle, Washington

March 28, 2016

RENOVACARE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$397,589	$683,098
Prepaid expenses	10,293	7,448
Total current assets	407,882	690,546

Intangible assets	152,854	162,854
Total assets	$560,736	$853,400

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$71,563	$6,182
Accrued expenses - related parties	30,095	7,255
Contract and contribution payable	134,125	187,500
Total current liabilities	235,783	200,937
Contract and contribution payable, less current portion	100,000	178,125
Total liabilities	335,783	379,062

STOCKHOLDERS' EQUITY
Preferred stock: $0.0001 par value: Authorized: 10,000,000 shares, Issued and outstanding: nil	-	-
Common stock: $0.00001 par value: Authorized: 500,000,000 shares, issued and outstanding: 67,781,934 and 66,575,122 shares, respectively	678	666
Additional paid-in capital	9,197,970	8,128,860
Accumulated deficit	(8,973,695)	(7,655,188)
Total stockholders' equity	224,953	474,338
Total liabilities and stockholders' equity	$560,736	$853,400

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2015	2014
Revenue	$-	$-
Expenses
Research and development expenses	281,218	975,667
General and administrative expenses	1,037,289	1,155,729
Total operating expenses	1,318,507	2,131,396
Net loss	(1,318,507)	(2,131,396)
Earnings per share
Loss per common share	$(0.02)	$(0.03)
Weighted average shares outstanding	67,233,254	66,575,122

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the years ended December 31, 2014 and 2015

	Common Stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance, December 31, 2013	66,575,122	$666	$7,220,612	$(5,523,792)	$1,697,486
Stock based compensation - Series A Warrant			848,388		848,388
Stock based compensation – options			59,860		59,860
Net loss, December 31, 2014				(2,131,396)	(2,131,396)
Balance, December 31, 2014	66,575,122	666	8,128,860	(7,655,188)	474,338
Issuance of common stock plus warrants	1,010,000	10	1,009,990		1,010,000
Stock based compensation – options			59,122		59,122
Exercise of warrants	196,812	2	(2)		-
Net loss, December 31, 2015				(1,318,507)	(1,318,507)
Balance, December 31, 2015	67,781,934	$678	$9,197,970	$(8,973,695)	$224,953

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,318,507)	$(2,131,396)
Adjustments to reconcile net loss to net cash flows from operating activities:
Impairment loss	10,000	-
Stock based compensation expense	59,122	59,860
Stock based consulting expense	-	848,388
Bad debt expense	-	80,000
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(2,845)	(6,218)
(Decrease) increase in accounts payable and accrued expenses	65,381	(5,040)
(Decrease) increase in accounts payable – related parties	22,840	(36,964)
(Decrease) increase in contract and contribution payable	(131,500)	365,625
Net cash flows from operating activities	(1,295,509)	(825,745)
Cash flows from financing activities:
Sale of common stock and warrants	1,010,000	-
Net cash flows from financing activities	1,010,000	-
Change in cash and cash equivalents	(285,509)	(825,745)
Cash and cash equivalents, beginning of period	683,098	1,508,843
Cash and cash equivalents, end of period	$397,589	$683,098

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

On July 12, 2013, the Company, together with its wholly owned subsidiary, RenovaCare Sciences Corp. ("RenovaCare Sciences"), a Nevada corporation formerly known as Janus Acquisition Corp., entered into an asset purchase agreement with Dr. Jörg Gerlach, MD, PhD, pursuant to which RenovaCare Sciences purchased all of Dr. Gerlach's rights, title and interest to a treatment methodology for cell isolation for the regeneration of human skin cells, along with a medical-grade liquid spraying device and associated equipment (the "SkinGunTM"), along with the associated US and foreign patents and patent applications. The development of the SkinGunTM is in the early stages and the Company anticipates that significant time and financial resources will be required to further develop the technology and determine whether a commercially viable product can be developed.

On December 31, 2013, the Company entered into a stock purchase agreement with Duke Mountain Resources, Inc. ("Duke"), a Nevada corporation, pursuant to which the Company sold to Duke 100% of the issued and outstanding shares of Fostung Resources Ltd. ("Fostung Resources"), a corporation organized under the laws of Ontario, Canada and a wholly owned subsidiary of ours, for a promissory note in the amount of $80,000, which amount approximated the fair value of the leases and mining claims controlled by Fostung Resources, as concluded by an independent third-party geological consultant. During 2014 management determined that collection of any portion of the principal outstanding under the promissory note from Duke was no longer probable. As a result, the Company wrote off the balance of principal due under the note amounting to $83,200, including interest receivable of $3,200, during the year ended December 31, 2014.

The Company has recently incurred net operating losses and operating cash flow deficits. The Company's total accumulated deficit is $9.0 million as of December 31, 2015. The Company does not currently generate revenues and will continue to incur losses from operations and operating cash flow deficits in the future. Management believes that the Company's cash and cash equivalent balances, and other external sources of capital will be sufficient to meet our cash requirements through June 30, 2016. The future of the Company after June 2016 will depend in large part on its ability to successfully raise capital from external sources to fund operations.

The matters described above raise substantial doubt about the Company's ability to continue as a going concern.The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

2. Significant Accounting Policies

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

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, contract and contribution payable and accounts payable and accrued expenses approximate fair value based on observable quoted prices for active markets – Level 1 inputs.

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

Intangible Assets

The intangible asset consists primarily of the SkinGunTM technology that the Company acquired during 2013 and is recorded at cost. At the time of acquisition the technology had not reached technological feasibility. The amount capitalized is accounted for as an indefinite-lived intangible asset, subject to impairment testing until completion or abandonment. Upon successful completion, a determination will be made as to the then useful life of the intangible asset, generally determined by the period in which substantially all of the cash flows are expected to be generated, and begin amortization. The Company tests the intangible asset for impairment at least annually or more frequently if impairment indicators exist after performing a qualitative analysis. Management has multiple criteria that it considers when performing the qualitative analysis. The results of this review are then weighed and prioritized. If the totality of the relevant events and circumstances indicate that the intangible asset is not impaired, additional impairment tests are not necessary.

The Company assessed the following qualitative factors that could affect any change in the fair value of the intangible asset: analysis of the technology's current phase, additional testing necessary to bring the technology to market, development of competing products, changes in projections caused by delays, changes in regulations, changes in the market for the technology and changes in cost projections to bring the technology to market. Based on a qualitative assessment, management concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the intangible asset related to the SkinGunTM technology is not impaired. The Company did, however, determine that an intangible asset related to wound care technology, acquired during 2013, was impaired during the year ended December 31, 2015 and recorded an impairment loss (a component of research and development expenses) amounting to $10,000 which was equal to the amount capitalized.

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

Earnings (Loss) Per Share

The Company presents both basic and diluted earnings per share ("EPS") amounts. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. Potentially dilutive shares of common stock consisted of warrants to purchase shares of common stock (9,013,188 shares for 2015 and 8,200,000 for 2014) and options to purchase shares of common stock (257,500 shares for 2015 and 185,000 shares for 2014). During the periods presented, potentially dilutive shares of common stock were not included in the computation of dilutive loss per share as to do so would be anti-dilutive.

Related Party Transactions

A related party is generally defined as (i) any person who holds 10% or more of the Company's securities and their immediate families; (ii) the Company's management; (iii) someone who directly or indirectly controls, is controlled by or is under common control with the Company; or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See "Note 6. Related Party Transactions," for further discussion.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017 and is to be applied retrospectively. The Company does not currently have any revenue. As such, ASU 2014-09 will not have any effect on the Company's results of operations and financial position. If the Company begins generating revenue prior to the effective date of ASU 2014-09, it will evaluate the effect that ASU 2014-09 will have on its results of operations and financial position.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Topic 915): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which states that in connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The update becomes effective for the Company during the first quarter of 2016 and is not expected to have a material effect on the Company's financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. ASU 2016-02 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. ASU 2016-02 also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-02 is effective for the Company beginning January 1, 2019. Early adoption is permitted. The Company has determined that the adoption of ASU 2016-02 will currently have no impact on its consolidated financial statements.

3. Assets – Intellectual Property

On July 12, 2013, the Company, together with its wholly owned subsidiary, RenovaCare Sciences, entered into an asset purchase agreement with Dr. Jörg Gerlach, MD, PhD, pursuant to which RenovaCare Sciences purchased all of Dr. Gerlach's rights, title and interest in the SkinGunTM. The Company plans to further the development of the SkinGunTM and, if commercially viable, bring the product to market. Acquisition related costs amounted to $52,852 and were capitalized together with the cash payment upon the closing of the transaction in July 2013 of $100,002. Additional costs capitalized during 2013, and which related to an option to evaluate a wound cap technology, amounted to $10,000. The Company allowed this option to expire, and during the year ended December 31, 2015 recorded an impairment loss amounting to $10,000, which was equal to the amount capitalized. Intangible assets amounted to $152,854 and $162,854 at December 31, 2015 and December 31, 2014, respectively.

The asset purchase agreement was amended on June 9, 2014 (the "Amended APA"). Pursuant to the terms of the Amended APA, an additional $300,000 will be paid in four installments: (a) $100,000 on December 31, 2014; (b) $50,000 on December 31, 2015; (c) $50,000 on December 31, 2016; and (d) $100,000 on December 31, 2017. The expense associated with the consideration was recorded during 2014. The Company paid the first installment of $100,000 in January 2015. At December 31, 2015, $100,000 of the amount payable to Dr. Gerlach was recorded as current liabilities and $100,000 was recorded as long-term liabilities in the accompanying consolidated balance sheet.

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

Prior to September 9, 2014, the value of the Series A Warrant was recognized as consulting expenses over the vesting term. Effective September 9, 2014, the Company measured and expensed the value of the Series A Warrant in full and recorded this value as research and development costs. The fair value of each Warrant Share as of September 9, 2014, using the Black-Scholes option pricing model, was $0.91. The warrants were valued using the Black-Scholes option pricing model based on the following assumptions: risk free interest rate of 1.72%, contractual life of 4.75 years, expected volatility of 93.8% and a dividend yield of 0%.

Consulting expense associated with the Series A Warrant amounted to $0 during the year ended December 31, 2015 (2014: $311,173). Research and development expense associated with the Series A Warrant amounted to $0 during the year ended December 31, 2015 (2014: $537,217).

On May 1, 2015, the Company entered into a new option agreement (the "Option Agreement") with Dr. Gerlach, pursuant to which the Company obtained a one-year exclusive option to evaluate a wound cap technology (the "Technology"), for the purpose of determining whether the Company would like to purchase or license the Technology. Pursuant to the terms of the Option Agreement, the Company will pay Dr. Gerlach a non-refundable fee of $24,000, payable in four quarterly installments of $6,000, with the first installment due on May 1, 2015. The $24,000 option payment was recognized as research and development expense during the period ended December 31, 2015. At December 31, 2015, $6,000 of the amount payable was recorded as current liabilities in the accompanying consolidated balance sheet.

4. Stockholders' Equity

On August 5, 2015, Dr. Gerlach exercised 240,000 Series A Warrants, on a cashless basis, and the Company issued 196,812 shares of common stock.

On June 5, 2015, the Company entered into subscription agreements with five investors for the purchase and sale of an aggregate of 1,010,000 units of equity securities (the "Units") at a price of $1.00 per Unit for total gross proceeds of $1,010,000. Each Unit consists of one share of common stock and one Series D Stock Purchase Warrant (the "Series D Warrant") allowing the holder to purchase one share of the Company's common stock at a price of $1.10 per share for a period of five years; the Series D Warrants contain a provision allowing the holder to exercise the Series D Warrant on a cashless basis as further set forth therein.

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

As of December 31, 2015, there were 19,742,500 shares available for grant.

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2015.

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance January 1, 2015	185,000	$0.83	9.12	-
Options granted	80,000	$1.54	-	-
Options cancelled	(7,500)	1.43	-	-
Balance December 31, 2015	257,500	$1.04	8.58	$146,825
Exercisable at December 31, 2015	160,000	$0.82	8.22	$124,825

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. The estimated weighted average fair value of stock options granted during 2015 and 2014 was approximately $0.72 to $1.14 per share. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company's historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award's expected life. The expected life represents the average period of time that options granted are expected to be outstanding. The assumptions for volatility, expected life, dividend yield and risk-free interest rate are presented in the table below:

	2015	2014
Risk-free interest rate	1.58 – 1.72%	1.58 – 1.62%
Expected life in years	5.50	5.50
Weighted Avg Expected Volatility	75.1% - 98.1%	94.4% – 105.3%
Expected dividend yield	0%	0%

During the years ended December 31, 2015 and 2014, stock-based compensation expense of $59,122 and $59,860, respectively, was recognized as general and administrative expenses. As of December 31, 2015, the Company had $69,032 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized by November 1, 2020.

The following table summarizes information about stock options outstanding and exercisable under our stock incentive plan at December 31, 2015:

	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.50 to $1.00	130,000	8.07	$0.74	130,000	8.07	$0.74
$1.01 to $1.50	127,500	9.10	1.35	30,000	8.85	1.17
	257,500	8.58	1.04	160,000	8.22	0.82

The Company issues new shares when options are exercised.

Warrants

The following table summarizes information about warrants outstanding at December 31, 2015:

	Shares of Common Stock	Exercise Price	Expiration Date
Series A	1,003,188	$0.35	July 12, 2019
Series B	3,500,000	$0.46	November 29, 2018
Series C	3,500,000	$0.49	November 29, 2018
Series D	1,010,000	$1.10	June 5, 2020
Outstanding as of December 31, 2015	9,013,188

5. Commitments

Effective March 1, 2015, the Company entered into a lease agreement (the "Lease") in the Pittsburgh Life Sciences Greenhouse at a monthly rate of $750. The Company has the option to terminate the Lease on the twelve month anniversary of the commencement date, upon one hundred and twenty days' prior written notice. The Lease was renewed effective March 1, 2016 at a monthly rate of $800. Payments due under the lease in 2016 and 2017 are $9,500 and $1,600, respectively. Rent expense for the years ended December 31, 2015 and 2014 was $9,000 and $3,250, respectively.

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

In connection with the Company's anticipated Section 510(k) submission of its proprietary spray deposition device to the Food and Drug Administration, the Company has engaged StemCell Systems GmbH ("StemCell Systems") to provide it with prototypes and related documents. Pursuant to this engagement the Company incurred expenses of $194,336 in the twelve months ended December 31, 2015. Dr. Gerlach, from whom the Company purchased the SkinGunTM technology, is a principal of StemCell Systems.

On September 25, 2014, the Company entered into a Charitable Grant Agreement with the University of Pittsburgh (the "University"), pursuant to which the Company committed to provide a charitable donation to the University in the aggregate amount of $75,000 (the "Grant"). The Company will pay the Grant in eight quarterly installments of $9,375, with the first payment made on or before October 2014 and the final payment to be made on or before July 31, 2016. Dr. Gerlach, from whom the Company purchased the SkinGunTM technology, is a professor at the University. At December 31, 2015, $28,125 of the amount payable to the University was recorded as current liabilities and $0 was recorded as long-term liabilities in the accompanying consolidated balance sheet.

Below is a summary of contract and contribution payable at December 31, 2015:

	2015	2014
Contribution payable to the University of Pittsburgh, in quarterly installments of $9,375, through July 2016	$28,125	$65,625
Contract payable to Dr. Jorg Gerlach in connection with the APA. $50,000 is currently due. $50,000 is due on December 31, 2016 and $100,000 is due on December 31, 2017	200,000	300,000
Contract for option agreement purchase	6,000
Other	234,125	365,625
Less: current portion	(134,125)	(187,500)
Long-term portion	$100,000	$178,125

See also "Note 6. Related Party Transactions."

6. Related Party Transactions

As compensation for their service on the Board, Dr. Kirkland and Mr. Sierchio will receive an annual retainer of $6,000, payable in equal yearly installments in arrears and prorated for any partial years of service. Additionally, on August 14, 2014, the Company granted to each of Dr. Kirkland and Mr. Sierchio an incentive stock option to purchase up to 20,000 shares of the Company's common stock at an exercise price of $0.80 per share, the closing price of the Company's common stock as quoted on the OTC Markets Group Inc. QB tier (the "OTCQB") on the day prior to the grant. Subject to their continued service as a member of the Board, 10,000 of the shares vested immediately and 10,000 of the shares vested on the first anniversary of date of grant and may be exercised on a "cashless basis" using the formula contained therein.

For the year ended December 31, 2015 directors' fees incurred were $12,000 (2014: $12,000). Legal fees incurred with respect to one of the Company's directors in the year ended December 31, 2015 were $106,743 (2014: $156,175). Amounts included in accounts payable and accrued expenses, and due to related parties, at December 31, 2015 were $30,095 (2014: $7,255).

In connection with the Company's anticipated Section 510(k) submission of its proprietary SkinGunTM to the FDA it engaged StemCell Systems to provide it with prototypes and related documents. Pursuant to this engagement the Company incurred expenses of $194,336 in the year ended December 31, 2015. Dr. Gerlach, from whom the Company purchased the SkinGunTM technology, is a principal of StemCell Systems.

On September 25, 2014, the Company entered into a Charitable Grant Agreement with the University, pursuant to which it committed to provide a charitable donation to the University in the aggregate amount of $75,000. The Company will pay the Grant in eight quarterly installments of $9,375, with the first payment made on or before October 2014 and the final payment to be made on or before July 31, 2016. Effective November 1, 2015, the Company entered into a Charitable Gift Agreement with the University, pursuant to which it committed to provide a charitable donation to the University in the aggregate amount of $83,000. The Gift was paid in full in December 2015. Dr. Gerlach, from whom the Company purchased the SkinGunTM technology, is a professor at the University.

On May 1, 2015, the Company entered into the Option Agreement with Dr. Gerlach, pursuant to which the Company obtained a one-year exclusive option to evaluate the Technology, for the purpose of determining whether the Company would like to purchase or license the Technology. Pursuant to the terms of the Option Agreement, the Company will pay Dr. Gerlach a non-refundable fee of $24,000, payable in four quarterly installments of $6,000, with the first installment due on May 1, 2015. The $24,000 option payment was recognized as research and development expense during the period ended December 31, 2015. At December 31, 2015, $6,000 of the amount payable was recorded as current liabilities in the accompanying consolidated balance sheet.

On December 31, 2013, the Company completed the sale of 100% of the issued and outstanding shares of Fostung Resources to Duke for a promissory note in the amount of $80,000, which amount approximated the fair value of the leases and mining claims controlled by Fostung Resources, as concluded by an independent third-party geological consultant. Mr. Herdev S. Rayat, the majority shareholder of Duke is the brother of Mr. Harmel S. Rayat, the Company's majority shareholder. During 2014 management determined that collection of any portion of the principal outstanding under the promissory note from Duke was no longer probable. As a result, the Company wrote off the balance of principal due under the note amounting to $83,200, including interest receivable of $3,200, during the year ended December 31, 2014.

7. Income Taxes

There is no current or deferred tax expense for 2015 and 2014, due to the Company's loss position. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a full valuation allowance against the deferred tax asset. The income tax effect, utilizing a 34% income tax rate, of temporary differences comprising the deferred tax assets and deferred tax liabilities is a result of the following at December 31:

	2015	2014
Deferred tax assets:
Net operating loss and contribution carryforwards	$2,646,000	$2,285,000
Other	130,000	337,000
	2,776,000	2,622,000
Valuation allowance	(2,776,000)	(2,622,000)
Net deferred tax assets	$-	$-

The 2015 increase in the valuation allowance was $154,000 (2014: $509,000).

The Company has available net operating loss and contribution carryforwards of approximately $7,780,000 for tax purposes to offset future taxable income which expires commencing 2015 through to the year 2035. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss and contribution carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period. The tax years 2012 through 2015 remain open to examination by federal agencies and other jurisdictions in which it operates.

A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for the years ended December 31 follows:

	2015	2014
Statutory federal income tax rate	34%	34%
Permanent differences and other	(22%)
Valuation allowance	(12%)	(34%)
	0%	0%

8. Subsequent Events

On February 2, 2016, Kalen Capital Corporation exercised a portion of its Series B Warrant for 2,173,913 shares of the Company's common stock at an exercise price of $0.46 per share and rendered $1,000,000 as payment.

On March 16, 2016, the Company granted Mr. Thomas Bold, the Company's President & CEO, a stock option to purchase up to 60,000 shares of the Company's common stock, all of which vested on the date of the grant.

On March 16, 2016, the Company granted Ms. Rhonda Rosen, the Company's Chief Financial Officer, a stock option to purchase up to 20,000 shares of the Company's common stock, all of which vested on the date of the grant.

On March 16, 2016, the Company granted Dr. Kenneth Kirkland, a director of the Company, a stock option to purchase up to 50,000 shares of the Company's common stock, all of which vested on the date of the grant.

On March 16, 2016, the Company granted Mr. Joseph Sierchio, a director of the Company, a stock option to purchase up to 50,000 shares of the Company's common stock, all of which vested on the date of the grant.

The exercise price of each of the aforementioned options was $1.91 per share, the closing price of the Company's common stock as listed on the OTCQB on March 15, 2016. The options may be exercised through March 15, 2026 on a cashless basis using the formula contained in the stock option agreement entered into between the above listed individual and the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2015, that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the "SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation, management, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations.

Based on this evaluation, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to the permanent exemption from section 404(b) of the Sarbanes-Oxley Act of 2002 for non-accelerated filers.

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), or in factors that could materially affect internal controls, during the quarter ended December 31, 2015, or subsequent to the date that management completed their evaluation, that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table and text set forth the names and ages of all directors and executive officers of our company as of March 28, 2016. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships between or among the directors, executive officers or persons nominated or charged by our company to become directors or executive officers. Executive officers serve at the discretion of the Board, and are appointed to serve by the Board.

Name	Age	Position	Director / Officer Since
Thomas Bold	55	President and Chief Executive Officer	December 2013
Rhonda B. Rosen	59	Chief Financial Officer	October 2013
Patsy Trisler	68	Vice-President, Regulatory & Clinical Affairs	April 1, 2014
Joseph Sierchio	66	Director	August 2010
Kenneth Kirkland	73	Director	August 2013

Set forth below are the names of all directors and executive officers, all positions and offices with us held by each person, the period during which each has served as such, the principal occupations and employment of such persons during at least the last five years, and other director positions held currently or during the last five years:

Thomas Bold. Since 2013 Mr. Bold has been serving as a Business Consultant and Economic Advisor for StemCell Systems, GmbH. In this position he serves as a member of the steering committee of a multinational research project sponsored by the European Commission. From 2004 through 2012 Mr. Bold served as the CEO of StemCell Systems GmbH, a Berlin-based biomedical company engaged in the development and commercialization of advanced cell culture bioreactors. During his time in this position Mr. Bold managed several national and international research and development projects for the company. Mr. Bold has more than 15 years of professional business experience in the field of medical biotechnology device manufacturing, stem cell culture technology platform development and regenerative medicine research project management and product development. Mr. Bold has co-founded several start-up companies in Germany and specializes in structuring and management of new ventures and organizations. He initiated and managed successful business/R&D collaborations between many company and university partners and has been involved in successful patent application processes and IP portfolio management. Mr. Bold has assisted companies in securing millions of dollars of funding from local and national German research organizations and the European Commission and managed national and international life science R&D projects for Hybrid Organ GmbH, StemCell Systems GmbH and the Charité Medical Faculty of the Berlin Universities, Germany. He initiated and managed several skin therapy project consortia on wound dressing development, skin cell isolation technologies and skin cell spray deposition devices. Mr. Bold received his Bachelor's degree in Business Management from the University of Cologne, Germany and his Diplom-Kaufmann (Masters') degree in Business Management, Economic Journalism and American Economy from the Freie Universität Berlin.

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

Patsy J. Trisler, JD, RAC. For over 20 years Ms. Trisler has provided strategic regulatory guidance and clinical compliance consulting services to medical device companies, including advising on non-clinical and clinical testing requirements for a variety of product types; preparing FDA submissions; facilitating FDA meetings; training on compliance with GCPs & FDA regulatory requirements. Ms. Trisler has been a regulatory consultant since 1991 and has held senior level positions where she provided consulting services for pharmaceutical, biotechnology and medical device clients and was most recently an independent consultant for a number of clients within the medical products' industry. Prior to that Ms. Trisler served for nearly seven years at the FDA as a scientific reviewer and special assistant to the Director of the Office of Device Evaluation in developing medical device policies and guidances. She began her career as a biologist in a molecular biology laboratory at the National Cancer Institute (NCI). Ms. Trisler received her B.S. in biology and psychology from American University in Washington, DC, and her juris doctorate from the Potomac School of Law/Antioch Law School in Washington, DC. Ms. Trisler is regulatory affairs certified (RAC) and a member of several professional groups including the Association of Clinical Research Professionals (ACRP) and Regulatory Affairs Professional Society (RAPS). Ms. Trisler was appointed to serve as our Vice-President, Regulatory & Clinical Affairs due to her extensive regulatory guidance and clinical compliance experience.

Joseph Sierchio. Mr. Sierchio earned his J.D. at Cornell University Law School in 1974, and a B.A., with Highest Distinction in Economics from Rutgers College at Rutgers University in 1971. Since 2007 Mr. Sierchio has been engaged in the practice of law as a member of Sierchio & Partners, LLP, prior to which he was engaged in the practice of law as a member of Sierchio Greco & Greco, LLP from January 2003 through May 2007. Prior thereto Mr. Sierchio was a partner at Eiseman Levine Learhaupt and Kakoyannis, PC. Since 1975, Mr. Sierchio has continuously practiced corporate and securities law in New York City, representing domestic and foreign corporations, investors, brokerage firms, entrepreneurs, and public and private companies in the U.S., Canada, United Kingdom, Germany, Italy, Switzerland, Australia, and Hong Kong. Mr. Sierchio is admitted in all New York state courts and federal courts in the Eastern, Northern, and Southern Districts of the State of New York as well as the federal Court of Appeals for the Second Circuit. Mr. Sierchio is also a director of SolarWindow Technologies, Inc., which is engaged in the research, development and eventual commercialization of emerging next-generation alternative and renewable energy technologies. Mr. Sierchio was invited to join the Board due to his experience representing corporations (public and private) and individuals in numerous and various organizational, compliance, administrative, governance, finance (equity and debt private and public offerings), regulatory and legal matters.

Dr. Kenneth Kirkland. From August 1998 through July 2010, Dr. Kirkland worked as an Executive Director at Iowa State University and most recently served as the University's Executive Director of the Research Foundation and Director of the Office of Intellectual Property and Technology Transfer. While there, he was successful in increasing the licensing of the University's technologies to companies to achieve number one ranking among U.S. universities in the number of licenses executed. Dr. Kirkland also spearheaded successful litigation against infringers of the Research Foundation's intellectual property resulting in total settlements of $20 million. Dr. Kirkland completed his undergraduate studies in the U.K., and obtained his M.S. and Ph.D. degrees in Agronomic Crop Science from Oregon State University. Dr. Kirkland was invited to join the Board due to his extensive experience in licensing intellectual property.

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

During the year ended December 31, 2015, the Board held a total of eight (8) meetings and actions by written consent. All members of the Board attended all meetings of the Board and participated in actions by written consent.

Directors' and Officers' Liability Insurance

We currently maintain directors' and officers' liability insurance coverage.

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

•

the subject of any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of Any Federal or State securities or commodities law or regulation; or Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity.

•

any federal or state judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions (excluding settlements between private parties); and any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Compliance with Section 16(a) of the Exchange Act

Pursuant to Section 16(a) of the Exchange Act of 1934, our executive officers and directors in addition to any person who owns more than 10% of our common stock are required to report their ownership of our common stock and changes to such ownership with the SEC. Based on a review of such reports and information provided to us, we believe that during the most recent fiscal year our executive officers and directors have complied with applicable filing requirements under Section 16(a), Based solely upon a review of the copies of the forms furnished to us, we believe that during fiscal 2015, all Section 16(a) filing requirements applicable to our directors and executive officers were satisfied.

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

Director Independence

Our securities are not listed on a U.S. securities exchange and, therefore, is not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, at this time, after considering all of the relevant facts and circumstances, the Board has determined that Dr. Kirkland is independent from our management and qualifies as an "Independent Director" under the standards of independence under the applicable FINRA listing standards. This means that, in the judgment of the Board, Dr. Kirkland (1) is not an officer or employee of the Company or its subsidiaries, or (2) has not had any direct or indirect relationship with the Company that would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director. Upon our listing on any national securities exchange or any inter-dealer quotation system, we will elect such independent directors as is necessary under the rules of any such securities exchange.

Communications with the Board of Directors

Stockholders who wish to communicate with the Board may do so by addressing their correspondence to the Board at RenovaCare, Inc. 430 Park Avenue, Suite 702, New York, NY 10022. The Board has approved a process pursuant to which the President reviews and forward correspondence to the appropriate director or group of directors for response.

Compensation of Directors

Our Board determines the non-employee directors' compensation for serving on the Board and its committees. In establishing director compensation, the Board is guided by the following goals:

•	compensation should consist of a combination of cash and equity awards that are designed to fairly pay the directors for work required for a company of our size and scope;

•	compensation should align the directors' interests with the long-term interests of stockholders; and

•	compensation should assist with attracting and retaining qualified directors.

We reimburse our directors for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board. We do not pay director compensation to directors who are also employees. All non-employee directors are paid a director's fee. Our Board may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. Directors are entitled to participate in, and have been issued options under, our 2013 Plan. We also reimburse directors for any actual expenses incurred to attend meetings of the Board.

On August 1, 2013, we appointed Dr. Kenneth Kirkland to serve as a member of our Board. Effective as of that date we agreed to pay non-employee directors an annual fee of $6,000, payable quarterly.

The following table reports all compensation we paid to non-employee directors during the last two fiscal years.

Name		Fees earned or paid in cash (1)	Stock awards Aggregate Grant Date Fair Value		Option awards Aggregate Grant Date Fair Value	Non-equity incentive plan compensation		Nonqualified Deferred compensation earnings		All other compensation (2)		Total
Joseph	2015	$6,000	$	Nil	$3,716	$	Nil	$	Nil	$	Nil	$9,716
Sierchio(3)	2014	$6,000	$	Nil	$11,890	$	Nil	$	Nil	$	Nil	$17,890

Kenneth	2015	$6,000	$	Nil	$3,716	$	Nil	$	Nil	$	Nil	$9,716
Kirkland	2014	$6,000	$	Nil	$11,890	$	Nil	$	Nil	$	Nil	$17,890

__________________

(1)	The amounts in this column represent the quarterly compensation.

(2)	The amounts in this column represent stock-based compensation expense granted to Messrs. Kirkland and Sierchio.

(3)	The amounts set forth in this table do not include fees paid to Sierchio & Partners, LLP, the firm's legal counsel, of which Mr. Sierchio is the managing partner.

Item 11. Executive Compensation

The responsibility for establishing, administering and interpreting our policies governing the compensation and benefits for our executive officers lies with our Board. In administering their responsibilities for determining executive compensation, the Board has not retained the services of any compensation consultants.

The goals of our executive compensation program are to attract, motivate and retain individuals with the skills and qualities necessary to support and develop our business within the framework of our small size and available resources. In 2015, we designed our executive compensation program to achieve the following objectives:

•	attract and retain executives experienced in developing and delivering products such as our own;

•	motivate and reward executives whose experience and skills are critical to our success;

•	reward performance; and

•	align the interests of our executive officers and stockholders by motivating executive officers to increase stockholder value.

The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the President & Chief Executive Officer ("CEO"); the Chief Financial Officer ("CFO"); and the three other most highly-compensated executive officers other than the CEO and CFO who were serving as our executive officers during the last two fiscal years ("Named Executive Officers").

Name and principal position (a)	Year December 31, (b)	Salary/ consulting fee ($) (c)	Bonus ($) (d)	Stock awards ($) (e)	Option awards ($) (f)	Non-equity incentive plan compensation ($) (g)	Non-qualified deferred compensation earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)
Thomas Bold(1)	2015	100,000	Nil	Nil	5,267	Nil	Nil	Nil	105,267
President & CEO	2014	70,833	Nil	Nil	Nil	Nil	Nil	Nil	70,833

Rhonda B. Rosen(2)	2015	46,800	Nil	Nil	1,858	Nil	Nil	Nil	48,658
CFO	2014	31,125	Nil	Nil	5,945	Nil	Nil	Nil	31,125

Patsy Trisler(3)	2015	60,000	Nil	Nil	12,762	Nil	Nil	Nil	72,762
VP – Clinical & Regulatory Affairs	2014	45,000	Nil	Nil	41,615	Nil	Nil	Nil	86,615

__________________

(1)

On December 1, 2013, we appointed Mr. Bold as our President & CEO and entered into the Consulting Agreement with Mr. Bold. Pursuant to the terms of the Consulting Agreement, Mr. Bold is expected to serve on a part-time basis and will receive an annual fee of $100,000, payable in 12 equal installments, which is prorated for any partial months during the term of the Consulting Agreement. In addition to Mr. Bold's fee, he was issued a stock option to purchase up to 40,000 shares of common stock at an exercise price of $0.75 per share, the closing price of our common stock as quoted on the OTCQB on November 29, 2013, and a stock option to purchase up to 60,000 shares of common stock at an exercise price of $1.91 per share, the closing price on March 15, 2016. The options may be exercised on a "cashless basis" using the formula contained therein and have all vested as of the date hereof.

(2)

On October 1, 2013, we appointed Ms. Rosen to serve as our CFO on a part-time basis, for which she is paid a monthly fee of $3,900. On August 14, 2014, we granted to Ms. Rosen an option to purchase 10,000 shares of common stock at an exercise price of $0.80 per share, the closing price of our common stock as quoted on the OTCQB on August 13, 2014, and a stock option to purchase up to 20,000 shares of common stock at an exercise price of $1.91 per share, the closing price on March 15, 2016. The options may be exercised on a "cashless basis" using the formula contained therein and have all vested as of the date hereof.

(3)

On April 1, 2014, we appointed Ms. Patsy Trisler as our Vice President – Clinical & Regulatory Affairs and entered into an at-will consulting agreement with Ms. Trisler. Pursuant to which we Ms. Trisler issued an option to purchase up to 50,000 shares of the Company's common stock at a price of $1.05 per share, the closing price of the Company's common stock as quoted on the OTCQB on April 1, 2014. The options may be exercised on a "cashless basis" using the formula contained therein and, subject to Ms. Trisler's continued service, the options vest(ed) as follows, 10,000 on: (a) April 1, 2015; (b) April 1, 2016; (c) April 1, 2017; (d) April 1, 2018; and (e) April 1, 2019.

Options/SAR Grants Table

During the years ended December 31, 2015 and 2014, stock-based compensation expense of $59,122 and $59,860, respectively, was recognized as general and administrative expenses. As of December 31, 2015 we had $69,032 in unrecognized compensation cost related to unvested stock options.

We do not repurchase shares to fulfill the requirements of options that are exercised. Further, we issue new shares when options are exercised.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

At December 31, 2015 we had 257,500 (2014 – 185,000) stock options outstanding.

At no time during the last completed fiscal year did we, while a reporting company pursuant to Section 13(a) of 15(d) of the Exchange Act, adjust or amend the exercise price of the stock options or SARs previously awarded to any of the named executive officers, whether through amendment, cancellation or replacement grants, or any other means.

Long-Term Incentive Plans

On June 20, 2013, our Board adopted our 2013 Long-Term Incentive Plan (the "2013 Plan") and on November 15, 2013, a stockholder owning a majority of our issued and outstanding stock approved adoption to the 2013 Plan. Pursuant to the terms of the 2013 Plan, an aggregate of 20,000,000 shares of our common stock are reserved for issuance to our officers, directors, employees and consultants in order to attract and hire key technical personnel and management.

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

Employment Contracts

We maintain an "at-will" consulting agreement with each of Mr. Thomas Bold, our President & CEO, Ms. Rhonda B. Rosen, our CFO, and Ms. Patsy Trisler, our VP - Clinical & Regulatory Affairs. Our entire Board sets the current year compensation levels of each of the above named Executive Officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 25, 2016, by each person (or group of affiliated persons) who is known by us to beneficially own 5% or more of our common stock; our directors; our named executive officers; and our directors and executive officers as a group. As of March 25, 2016, 69,955,847 shares of our common stock were issued and outstanding.

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

Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	% of Class Owned (2)
Directors and Officers
Thomas Bold(3)	110,000	*
Rhonda B. Rosen(4)	40,000	*
Patsy J. Trisler (5)	20,000	*
Kenneth Kirkland(6)	90,000	*
Joseph Sierchio (7)	640,000	*
All Directors and Officers as a Group (5 people)	900,000	1.28
5% Shareholders
Kalen Capital Corporation (8) The Kalen Capital Building 688 West Hastings St. Suite 700 Vancouver, BC V6B 1P1	50,176,800	66.39

__________________

*	less than 1%

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

(2)

Calculated pursuant to Rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 69,955,847 shares of common stock issued and outstanding on a fully diluted basis as of the date of this Memorandum. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(3)

Consists of 5,000 shares of common stock and a Series D Warrant to purchase 5,000 shares of common stock purchased by Mr. Bold in a private placement we conducted in 2015. Includes vested options to purchase up to 100,000 shares of common stock.

(4)

Consists of 5,000 shares of common stock and a Series D Warrant to purchase 5,000 shares of common stock purchased by Ms. Rosen in a private placement we conducted in 2015. Includes vested options to purchase up to 30,000 shares of common stock.

(5)

Ms Trisler was appointed as our Vice President – Clinical & Regualtory Affairs on April 1, 2014; as part of her appointment she was granted a stock option to purchase up to 50,000 shares of common stock. The option vests in five equal installments of 10,000 on April 1, 2015-2019, subject to her continued service with the Company.

(6)	Consists of vested options to purchase 90,000 shares of common stock.

(7)	Includes 550,000 shares of common stock owned by Mr. Sierchio and vested options to purchase 90,000 shares of common stock.

(8)

Kalen Capital Corporation is a private Alberta corporation wholly owned by Mr. Harmel Rayat. In such capacity, Mr. Rayat may be deemed to have beneficial ownership of these shares. Consists of (a) 44,550,713 shares of common stock; (b) a Series B Stock Purchase Warrant to purchase up to 1,326,087 shares of common stock at an exercise price of $0.46 per share through November 29, 2018; (c) a Series C Stock Purchase Warrant to purchase up to 3,500,000 shares of the Issuers common stock at an exercise price of $0.49 per share through November 29, 2018; and (d) a Series D Stock Purchase Warrant to purchase up to 800,000 shares of common stock at an exercise price of $1.10 per share through June 5, 2020. Each of the foregoing warrants may be exercised on a cashless basis.

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

Other than as disclosed below, during the years ended December 31, 2015 and 2014, and the subsequent period, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

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

During the year ended December 31, 2015, directors' fees of $12,000 (2014 - $12,000) were paid or due to our non-officer directors.

During the year ended December 31, 2015, legal fees of $106,743 (2014 - $156,175) were paid or are due to our attorney, Mr. Sierchio, who was appointed to our Board effective August 26, 2010.

In connection with our anticipated Section 510(k) submission of its proprietary SkinGunTM to the Food and Drug Administration, we engaged StemCell Systems to provide us with prototypes and related documents. Pursuant to this engagement we incurred expenses of $194,336 in the year ended December 31, 2015. Dr. Gerlach, from whom we purchased the SkinGunTM technology, is a principal of StemCell Systems.

On September 25, 2014, we entered into a Charitable Grant Agreement with the University, pursuant to which we committed to provide a charitable donation to the University in the aggregate amount of $75,000. We will pay the Grant in eight quarterly installments of $9,375, with the first payment made on or before October 2014 and the final payment to be made on or before July 31, 2016. Dr. Gerlach, from whom we purchased the SkinGunTM technology, is a professor at the University. Effective November 1, 2015, we entered into a Charitable Gift Agreement with the University, pursuant to which we committed to provide a charitable donation to the University in the aggregate amount of $83,000. The Gift was paid in full in December 2015.

On May 1, 2015, the Company entered into the Option Agreement with Dr. Gerlach, pursuant to which the Company obtained a one-year exclusive option to evaluate the Technology, for the purpose of determining whether the Company would like to purchase or license the Technology. Pursuant to the terms of the Option Agreement, the Company will pay Dr. Gerlach a non-refundable fee of $24,000, payable in four quarterly installments of $6,000, with the first installment due on May 1, 2015. The $24,000 option payment was recognized as research and development expense during the period ended December 31, 2015. At December 31, 2015, $6,000 of the amount payable was recorded as current liabilities in the accompanying consolidated balance sheet.

On February 2, 2016, Kalen Capital Corporation exercised a portion of its Series B Warrant for 2,173,913 shares of our common stock at an exercise price of $0.46 per share and rendered $1,000,000 as payment. Kalen Capital Corporation is wholly owned by Mr. Harmel S. Rayat, our majority shareholder.

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

Audit Fees

The aggregate fees billed and expected to be billed for professional services by Peterson Sullivan LLP for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our Form 10-Q (17 CFR 249.308b) or services that were normally provided by the accountant in connection with statutory and regulatory filings or engagements for the 2015 fiscal year are $34,980 (2014 - $37,112).

Audit-Related Fees

The aggregate fees billed to us for assurance and related services by Peterson Sullivan LLP that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under audit fees for fiscal 2015 were $0 (2014 - $0).

Tax Fees

The aggregate fees billed to us for professional services by Peterson Sullivan LLP for tax compliance for fiscal 2015 were $6,090 (2014 - $5,289).

All Other Fees

The aggregate fees billed to us for products and services provided by Peterson Sullivan LLP, other than reported under Audit Fees, Audit-Related Fees and Tax Fees for fiscal 2015 were $0 (2014 - $0).

The Board feels that the services rendered by Peterson Sullivan LLP were compatible with maintaining the principal accountant's independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as a part of this Form 10-K.

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Balance Sheets as of December 31, 2015 and 2014

•	Statements of Operations for the years ended December 31, 2015 and 2014

•	Statements of Stockholders' Equity for the years ended December 31, 2015 and 2014

•	Statements of Cash Flows for the years ended December 31, 2015 and 2014

•	Notes to Financial Statements

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

RENOVACARE, INC.

Date: March 28, 2016	By:	/s/ Rhonda B. Rosen
	Name:	Rhonda B. Rosen
	Title:	Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Bold	President and Chief Executive Officer,	March 28, 2016
Thomas Bold	Principal Executive Officer

/s/ Rhonda B. Rosen	Chief Financial Officer, Principal Financial Officer,	March 28, 2016
Rhonda B. Rosen	Principal Accounting Officer

/s/ Patsy Trisler	Vice-President Clinical & Regulatory Affairs	March 28, 2016
Patsy Trisler

/s/ Kenneth Kirkland	Director	March 28, 2016
Kenneth Kirkland

/s/ Joseph Sierchio	Director	March 28, 2016
Joseph Sierchio

Exhibit Index

Exhibit No.	Description of Exhibit
3.1

Articles of Incorporation, as amended, of the Company, incorporated by reference and included in the Company's Registration Statement on Form 10-SB 12g filed on May 11, 1999, SEC file number 000-30156-99616992.

3.2	Articles of Incorporation, as amended, of the Company incorporated by reference and included in the Company's Form 8-K filed on January 10, 2011, SEC file number 000-30156-11520181.
3.3	Articles of Incorporation, as amended, of the Company incorporated by reference and included in the Company's Form 8-K filed on January 10, 2014, SEC file number 000-30156-14521612.
3.4	By-laws of the Company incorporated by reference and included in the Company's Registration Statement on Form 10-SB 12g filed on May 11, 1999, SEC file number 000-30156-99616992.
4.1†

Form of Series A Common Stock Purchase Warrant dated July 12, 2013, incorporated by reference and included in the Company's Form 8-K filed on July 18, 2013, as amended on November 21, 2013 and December 27, 2013, SEC file number 000-30156-131300357.

4.2	Form of Stock Purchase Warrant, incorporated by reference and included in the Company's Form 8-K filed on December 5, 2013, SEC file number 000-30156-131259657.
4.3

Registration Rights Agreement dated November 29, 2013, between Kalen Capital Corporation and the Company, incorporated by reference and included in the Company's Form 8-K filed on December 5, 2013, SEC file number 000-30156-131259657.

4.4	Form of Series D Common Stock Purchase Warrant, incorporated by reference and included in the Company's Form 8-K filed on June 10, 2015, SEC file number 000-30156-15981571.
10.1†

Asset Purchase Agreement dated as of June 21, 2013, between Jörg Gerlach, MD, PhD and the Company, incorporated by reference and included in the Company's Form 8-K filed on July 18, 2013, as amended on November 21, 2013 and December 27, 2013, SEC file number 000-30156-131300357.

10.2§	Form of Stock Option Agreement, incorporated by reference and included in the Company's Form 8-K filed on June 26, 2013, SEC file number 000-30156-131259657.
10.3

Finder's Agreement dated August 13, 2013, between Vector Asset Management, Inc. and the Company, incorporated by reference and included in the Company's Form 10-Q filed on August 14, 2013, SEC file number 000-30156-13109753.

10.4

At-Will Executive Services Agreement dated October 1, 2013, between Rhonda B. Rosen and the Company, incorporated by reference and included in the Company's Form 10-Q filed on November 14, 2013, SEC file number 000-30156-13129717.

10.5

Subscription Agreement for 3,500,000 units dated November 29, 2013, between Kalen Capital Corporation and the Company, incorporated by reference and included in the Company's Form 8-K filed on December 5, 2013, SEC file number 000-30156-131259657.

10.6§

At-Will Consulting Agreement effective as of December 1, 2013, between Thomas Bold and the Company, incorporated by reference and included in the Company's Form 8-K filed on December 5, 2013, SEC file number 000-30156-131259657.

10.9

Post-Closing Amendment to Asset Purchase Agreement dated September 9, 2014 between Jörg Gerlach, MD, PhD and the Company, incorporated by reference and included in the Company's Form 8-K filed on September 15, 2014; SEC file number 000-30156-141054256.

10.10

Option Agreement dated May 1, 2015, between Jörg Gerlach, MD, PhD and the Company, incorporated by reference and included in the Company's Form 8-K filed on May 5, 2015; SEC file number 000-30156-158333270.

10.11	Form of Subscription Agreement, incorporated by reference and included in the Company's Form 8-K filed on June 10, 2015, SEC file number 000-30156-15981571.
14.1	Code of Ethics, incorporated by reference and included in the Company's Form 10-K file on April 15, 2009, SEC file number 000-30156-09750383.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	2013 Long-Term Incentive Plan
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension - Schema Document**
101.CAL	XBRL Taxonomy Extension - Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension - Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension - Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension - Presentation Linkbase Document**

___________

* Filed herewith.

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

