Form 10-Q
period 2016-03-31
RenovaCare, Inc.
filed 2016-05-11
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 10, 2016, the registrant had 69,955,847 shares of its common stock, par value $0.00001 per share, issued and outstanding.

RENOVACARE, INC.

FORM 10-Q

For The Quarter Ended March 31, 2016

PART I

Item 1. Financial Statements

RENOVACARE, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$837,918	$397,589
Prepaid expenses	40,551	10,293
Total current assets	878,469	407,882
Intangible assets	152,854	152,854
Total assets	$1,031,323	$560,736

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$88,664	$71,563
Accrued expenses - related parties	56,730	30,095
Contract and contribution payable	68,750	134,125
Total current liabilities	214,144	235,783

Long term liabilities
Contract and contribution payable, less current portion	100,000	100,000
Total liabilities	314,144	335,783

STOCKHOLDERS' EQUITY
Preferred stock: $0.0001 par value: Authorized: 10,000,000 shares
Issued and outstanding: nil	-	-
Common stock: $0.00001 par value: Authorized: 500,000,000 shares
Issued and outstanding: 69,955,847 and 67,781,934 shares	699	678
Additional paid-in capital	10,471,067	9,197,970
Accumulated deficit	(9,754,587)	(8,973,695)
Total stockholders' equity	717,179	224,953

Total liabilities and stockholders' equity	$1,031,323	$560,736

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2016	2015

Revenue	$-	$-

Expenses
Research and development expenses	111,822	61,390
General and administrative expenses	669,070	203,807
Total operating expenses	780,892	265,197
Net loss	$(780,892)	$(265,197)

Earnings per share - basic and diluted
Loss per common share	$(0.01)	$(0.00)
Weighted average shares outstanding	69,167,505	66,575,122

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(780,892)	$(265,197)
Adjustments to reconcile net loss to net cash flows from operating activities:
Impairment loss	-	10,000
Stock based compensation expense	273,118	10,944
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(30,258)	(27,761)
(Decrease) increase in accounts payable and accrued expenses	17,101	56,577
(Decrease) increase in accrued expenses - related parties	26,635	12,360
(Decrease) increase in contract and contributions payable	(65,375)	(109,375)
Net cash flows from operating activities	(559,671)	(312,452)

Cash flows from investing activity:
Proceeds from exercise of warrants	1,000,000	-
Change in cash and cash equivalents	440,329	(312,452)
Cash and cash equivalents, beginning of period	397,589	683,098
Cash and cash equivalents, end of period	$837,918	$370,646

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

On July 12, 2013, the Company, through its wholly owned subsidiary, RenovaCare Sciences Corp. ("RenovaCare Sciences"), completed the acquisition of its flagship technologies (collectively, the "CellMist™ System") along with the associated United States patent applications and two (2) foreign patents, the first of which expires on August 22, 2027 and the second of which expires on April 26, 2031. The Cell Mist™ System is comprised of (a) a treatment methodology for cell isolation for the regeneration of human skin cells (the "CellMist™ Solution") and (b) a solution sprayer device (the "SkinGun™") for delivering the cells to the treatment area. The solution sprayer device also is a medical-grade liquid spraying device for general use in wound care and irrigation.

The Company has recently incurred net operating losses and operating cash flow deficits. As of March 31, 2016, the Company's accumulated deficit is $9.8 million. The Company does not currently generate revenues and will continue to incur losses from operations and operating cash flow deficits in the future. Management believes that the Company's cash and cash equivalent balances, anticipated cash flows from operations and other external sources of capital will be sufficient to meet the Company's cash requirements through June 30, 2016. The future of the Company after June 30, 2016 will depend in large part on its ability to successfully raise capital from external sources to fund operations and, or, generate revenue and cash flow from operations.

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

In management's opinion, the unaudited consolidated financial statements contained herein reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company's financial position, results of operations, and cash flows on a basis consistent with that of the Company's prior audited consolidated financial statements. The Company has evaluated information about subsequent events that became available to us through the date the financial statements were issued. This information relates to events, transactions or changes in circumstances that would require us to adjust the amounts reported in the financial statements or to disclose information about those events, transactions or changes in circumstances. The results of operations for interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements, including the notes thereto for the year ended December 31, 2015, which may be found under the Company's profile on EDGAR.

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

In March 2016, the FASB issued ASU 2016-19, Stock Compensation, which is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. The Company is in the process of evaluating the impacts of the adoption of this ASU.

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

Intangible Assets

The intangible asset consists primarily of the CellMistTM System that the Company acquired during 2013 and is recorded at cost. At the time of acquisition the technology had not reached technological feasibility. The amount capitalized is accounted for as an indefinite-lived intangible asset, subject to impairment testing until completion or abandonment. Upon successful completion, a determination will be made as to the then useful life of the intangible asset, generally determined by the period in which substantially all of the cash flows are expected to be generated, and begin amortization. The Company tests the intangible asset for impairment at least annually or more frequently if impairment indicators exist after performing a qualitative analysis. Management has multiple criteria that it considers when performing the qualitative analysis. The results of this review are then weighed and prioritized. If the totality of the relevant events and circumstances indicate that the intangible asset is not impaired, additional impairment tests are not necessary.

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

Earnings (Loss) Per Share

The Company presents both basic and diluted earnings per share ("EPS") amounts. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. Potentially dilutive shares of common stock consisted of warrants to purchase shares of common stock (6,796,087 shares as of March 31, 2016 and 8,970,000 at December 31, 2015) and options to purchase shares of common stock (437,500 shares as of March 31, 2016 and 257,500 as of December 31, 2015). During the periods presented, potentially dilutive shares of common stock were not included in the computation of dilutive loss per share as to do so would be anti-dilutive.

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

3. Common Stock Options

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

As of March 31, 2016, there were 19,562,500 shares available for grant.

Stock Option Activity

The following table summarizes stock option activity for the period ended March 31, 2016:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Life (Years)	Value

Balance January 1, 2016	257,500	$1.04	8.58	$267,800
Options granted	180,000	$1.91	9.76	$30,600
Balance March 31, 2016	437,500	$1.40	9.06	$297,775
Exercisable at March 31, 2016	340,000	$1.40	9.52	$232,225

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. There were 180,000 stock options granted during the three months ended March 31, 2016 with a weighted-average grant date fair value of $1.40. There were no stock options granted during the three months ended March 31, 2015. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company's historical experience. The risk-free interest rate is based on a U.S. treasury note with maturity similar to the option award's expected life. The expected life represents the average period of time that options granted are expected to be outstanding. The assumptions for volatility, expected life, dividend yield and risk-free interest rate for options granted are presented in the table below:

2016
Weighted average risk-free interest rate	1.41%
Expected life in years	5.5
Weighted Avg. Expected Volatility	92.2%
Expected dividend yield	0%

Stock option expense reflected in the consolidated statements of operations related to stock options issued to our employees, directors and non-employee scientific advisory board members and consultants are recognized at fair value using the Black-Scholes option-pricing model with weighted average assumptions described above. For the three months ended March 31, 2016, stock-based compensation expense recognized from stock option awards granted employees and directors and to non-employees amounted to $267,974 and $5,144, respectively. For the three months ended March 31, 2015, stock-based compensation expense recognized from stock option awards granted employees and directors and to non-employees amounted to $10,944 and $0, respectively. Stock-based compensation expense is recognized as general and administrative expenses.

There were 340,000 stock options vested and 97,500 stock options unvested as of March 31, 2016. As of March 31, 2016, the Company had $57,279 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized by November 1, 2020.

The Company issues new shares when options are exercised.

4. Common Stock

On February 2, 2016, Kalen Capital Corporation exercised a portion of its Series B Warrant for 2,173,913 shares of the Company's common stock at an exercise price of $0.46 per share resulting in proceeds of $1,000,000.

The following table summarizes information about warrants outstanding at March 31, 2016:

	Shares of Common Stock	Exercise Price	Expiration Date

Series A	960,000	$0.35	July 12, 2019
Series B	1,326,087	$0.46	November 29, 2018
Series C	3,500,000	$0.49	November 29, 2018
Series D	1,010,000	$1.10	June 5, 2020
Outstanding as of March 31, 2016	6,796,087

5. Contract and Contribution Payable

On September 25, 2014, the Company entered into a Charitable Grant Agreement with the University of Pittsburgh (the "University"), pursuant to which the Company committed to provide a charitable donation to the University in the aggregate amount of $75,000 (the "Grant"). The Company will pay the Grant in eight quarterly installments of $9,375, with the first payment made on or before October 2014 and the final payment to be made on or before July 31, 2016. Dr. Gerlach, from whom the Company purchased the CellMist™ System, is a professor at the University. At March 31, 2016, the amount payable to the University of $18,750 was recorded as current liabilities in the accompanying consolidated balance sheet.

On July 12, 2013, the Company, together with its wholly owned subsidiary, RenovaCare Sciences, entered into an asset purchase agreement with Dr. Jörg Gerlach, MD, PhD, pursuant to which RenovaCare Sciences purchased all of Dr. Gerlach's rights, title and interest in the CellMist™ System. As amended, the asset purchase agreement provided for cash payments of $300,000 as partial consideration for the purchase which are payable as follows: (a) $100,000 on December 31, 2014; (b) $50,000 on December 31, 2015; (c) $50,000 on December 31, 2016; and (d) $100,000 on December 31, 2017. At March 31, 2016, $50,000 of the amount payable to Dr. Gerlach was recorded as current liabilities and $100,000 was recorded as long-term liabilities in the accompanying consolidated balance sheet.

On May 1, 2015, the Company entered into a new option agreement (the "Option Agreement") with Dr. Gerlach, pursuant to which the Company obtained a one-year exclusive option to evaluate a wound cap technology. Pursuant to the terms of the Option Agreement, the Company will pay Dr. Gerlach a non-refundable fee of $24,000, payable in four quarterly installments of $6,000, with the first installment due on May 1, 2015 and the final payment made during the three months ended March 31, 2016.

Below is a summary of contract and contribution payable at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Contribution payable to the University of Pittsburgh, in quarterly installments of $9,375, through July 2016	$18,750	$28,125
Contract payable to Dr. Jorg Gerlach in connection with the APA. $50,000 is due on December 31, 2016 and $100,000 is due on December 31, 2017	150,000	200,000
Contract for option agreement purchase		6,000
Other	168,750	234,125
Less: current portion	(68,750)	(134,125)
Long-term portion	$100,000	$100,000

See also "Note 6. Related Party Transactions."

6. Related Party Transactions

As compensation for their service on the Board, Dr. Kirkland and Mr. Sierchio will receive an annual retainer of $6,000, payable in equal yearly installments in arrears and prorated for any partial years of service.

For the three months ended March 31, 2016, directors' and consulting fees with respect to officers and directors of the Company were $3,000 (2015: $3,000). Legal fees incurred with respect to one of the Company's directors in the three months ended March 31, 2016 were $36,850 (2015: $38,980). Amounts included in accrued expenses – related parties were $56,730 at March 31, 2016 and $30,095 as of December 31, 2015.

In connection with the Company's Section 510(k) submission of its proprietary SkinGunTM to the FDA, the Company engaged StemCell Systems to provide it with prototypes and related documents. Pursuant to this engagement the Company incurred expenses of $74,567 and $44,910 for the quarters ended March 31, 2016 and 2015, respectively. Dr. Gerlach, from whom the Company purchased the CellMist™ System, is a principal of StemCell Systems.

On September 25, 2014, the Company entered into a Charitable Grant Agreement with the University, pursuant to which it committed to provide a charitable donation to the University in the aggregate amount of $75,000. The Company will pay the Grant in eight quarterly installments of $9,375, with the first payment made on or before October 2014 and the final payment to be made on or before July 31, 2016. Dr. Gerlach, from whom the Company purchased the CellMist™ System, is a professor at the University.

On May 1, 2015, the Company entered into the Option Agreement with Dr. Gerlach, pursuant to which the Company obtained a one-year exclusive option to evaluate certain technology for a fee of $24,000, payable in four quarterly installments of $6,000, with the first installment due on May 1, 2015. The final payment under the Option agreement was paid during the three months ended March 31, 2016.

On February 2, 2016, Kalen Capital Corporation exercised a portion of its Series B Warrant for 2,173,913 shares of our common stock at an exercise price of $0.46 per share resulting in proceeds of $1,000,000. Kalen Capital Corporation is wholly owned by Mr. Harmel S. Rayat, the Company's majority shareholder.

7. Subsequent Events

On April 28, 2016, the Company amended the consulting agreement with Patricia Jeanne Riley, its Vice President – Commercial Strategy, whereby effective May 1, 2016, Ms. Riley's monthly fee will be reduced from $5,000 to $1,000 per month, plus $125 per hour for services performed in excess of eight (8) hours per month.

On August 1, 2013, the Company engaged Vector to assist the Company with identifying subject matter experts in the medical device and biotechnology industries and to assist the Company with its ongoing research, development and commercialization efforts for a monthly consulting fee of $5,000. Effective May 1, 2016, the Company amended its consulting agreement with Vector to increase the monthly consulting fee to $6,800.

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

Overview

RenovaCare, Inc. (formerly Janus Resources, Inc.) (together with its wholly owned subsidiary, "RenovaCare" the "Company" "we" "us" or "our") was incorporated under the laws of the State of Nevada and has an authorized capital of 500,000,000 shares of $0.00001 par value common stock, of which 69,955,847 shares are outstanding as of May 10, 2016, and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

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

Description of Business

We are focusing on the acquisition, research, development and, if warranted, commercialization of autologous (using a patient's own cells) cellular therapies that can be used for medical and aesthetic applications. On July 12, 2013, we, through our wholly owned subsidiary, RenovaCare Sciences Corp., completed the acquisition of our flagship technologies (collectively, the "CellMist™ System") along with the associated United States patent applications and two (2) foreign patents, the first of which expires on August 22, 2027 and the second of which expires on April 26, 2031. The Cell Mist™ System is comprised of (a) a treatment methodology for cell isolation for the regeneration of human skin cells (the "CellMist™ Solution") and (b) a solution sprayer device (the "SkinGun™") for delivering the cells to the treatment area. The solution sprayer device also is a medical-grade liquid spraying device for general use in wound care and irrigation. We effected the acquisition of the CellMistTM System through an asset purchase agreement with Dr. Gerlach (the "APA"). Pursuant to the terms of the APA, as amended on September 9, 2014, we paid Dr. Gerlach an initial sum of $100,000 and are obligated to pay him an additional $300,000 in four installments: (a) $100,000 on December 31, 2014; (b) $50,000 on December 31, 2015; (c) $50,000 on December 31, 2016; and (d) $100,000 on December 31, 2017. Additionally, we issued to Dr. Gerlach a Series A Warrant allowing him to purchase up to 1,200,000 shares of our common stock at a purchase price of $0.35 per share.

The average adult human has a skin surface area of between 16 - 21 square feet, which protects all other organs against the external environment. When a person's skin is assailed by trauma or exposed to extreme heat, the skin's various layers may be destroyed and, depending on the severity of the injury, might cause life-threatening conditions. Currently, severe trauma to the skin, such as second or third degree burns, requires surgical mesh-grafting of skin, whereby healthy skin is removed from one area of the patient's body (a "donor site") and implanted on the damaged area. While mesh grafting is often the method of choice, we believe there are significant deficiencies with this method. The surgical procedure to remove healthy skin from the donor site can be painful and leaves the patient with a new wound that must also be attended to. In many instances the aesthetic results are not satisfying, as the color of the skin from the donor site may not match the skin color of the damaged skin. Additionally, since the ratio between the size of the wound area and the size of the donor site is quite low, i.e. the size of the skin removed must be substantially equal in size to the size of the damaged skin, the mesh-grafting approach is in many cases limited. Donor and injury sites can take weeks to heal, requiring expensive hospital stays, ongoing wound dressing management, and ever-changing anti-infection strategies. We are currently evaluating the efficacy and potential of our SkinGunTM, in combination with our CellMist™ Solution, in the treatment of tissue that has been subject to severe trauma such as second and third degree burns. In small scale clinical trials, the SkinGunTM and cell isolation methodology have shown the ability to regenerate a more natural and thicker skin. The SkinGunTM utilizes the patient's own skin stem cells and is able to address much larger treatment areas and at the same time reduce the size of the donor site. Furthermore, we believe the SkinGunTM enables the effective treatment of other skin disorders with minimal scarring compared to skin grafting.

In a clinical study of 19 patients with deep dermal wound burns to the face and neck conducted in Berlin, Germany prior to our purchase of the CellMist™ System, researchers stated that, "careful surgical debridement and consecutive application of CEA [cultured epithelial auto graft] suspensions using a spray technique results in excellent cosmetic outcomes compared with any other method." The same researchers concluded that, "We refuse to perform a prospective randomized study with groups in which traditional skin grafting and/or wound healing are still applied for the therapy for deep dermal burns due to the excellent results in our study. The method of CEA spray application has become our standard of care for these indications. The faster wound closure, the promotion of spontaneous wound healing by keratinocyte application, as well as the preservation of donor sites are further advantages of the method." (Hartmann MD, Bernd, et al, "Sprayed Cultured Epithelial Autografts for Deep Dermal Burns of the Face and Neck" Annals of Plastic Surgery, 58.1(2007): 70-73. Print. emphasis added). The CEA spray application used by the researchers in the publication refers to the SkinGunTM and related cell isolation methodology; Dr. Gerlach assisted in the study.

The development of our CellMist™ System is in the early stage and we anticipate that we will be required to expend significant time and resources to further develop our technology and determine whether a commercially viable product can be developed. Research and development of new technologies involves a high degree of risk and there is no assurance that our development activities will result in a commercially viable product. The long-term profitability of our operations will be, in part, directly related to the cost and success of our development programs, which may be affected by a number of factors.

Strategy

Our ultimate goal is to leverage the potential of our SkinGunTM, together with our CellMist™ Solution, as cutting edge treatments in skin therapy. Before we can do so, however, there are a number of steps we must first take, including:

•	initiating a series of clinical trials to determine the CellMist™ System's efficacy for treating wounds and burns;
•	formalizing collaborations with universities and scientific partners;
•	creating a network of clinical and research partners; and
•	achieving Food and Drug Administration (the "FDA") and other regulatory approval.

Additionally, we will likely be required to raise significant capital in order to fund our ongoing research and development operations, and there is no guarantee that we will be able to raise on acceptable terms, if at all.

Results of Operations

Three Months Ended March 31, 2016 versus March 31, 2015

	FortheThreeMonths Ended March 31,
	2016	2015	$ change	% change
Operating expenses
Research and development	$111,822	$61,390	$(50,432)	(82.2)
General and administrative	669,070	203,807	(465,263)	(228.3)
Net loss	$(780,892)	$(265,197)	$(515,695)	(194.5)

Operations

Our expenses consist primarily of research and development costs, professional fees and administrative costs. For the three months ended March 31, 2016 and 2015, research and development costs were $111,822 and $61,390, respectively; general and administrative expenses were $669,070 and $203,807, respectively. The research and development costs were incurred in connection with the development of the SkinGunTM. The increase in general and administrative fees in the first quarter of 2016 of $465,263 was due primarily to an increase in stock compensation expense of $262,174, an increase in public relations and investor relations expenses of $217,585 and an increase in compensation expenses of $31,159.

As a result of the foregoing, net loss for the three months ended March 31, 2016 and 2015, was $(780,892) and $(265,197), respectively.

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

On February 2, 2016, Kalen Capital Corporation exercised a portion of its Series B Warrant for 2,173,913 shares of the Company's common stock at an exercise price of $0.46 per share resulting in proceeds of $1,000,000.

We do not have any agreements or understandings with any person as to additional financing.

At March 31, 2016, we had cash of $837,918 (December 2015: $397,589) and working capital of $664,325 (December 2015: $172,099). Total liabilities as of March 31, 2016 were $314,144 (December 2015: $335,783).

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

Cash Flow

Operating activities: We used cash of $559,671 for operating activities for the three months ended March 31, 2016 (2015: $312,452). We have financed our operations through the sale of our equity securities.

Investing Activities: There were no investing activities during the three months ended March 31, 2016 and 2015.

Financing Activities: On February 2, 2016, Kalen Capital Corporation exercised a portion of its Series B Warrant for 2,173,913 shares of the Company's common stock at an exercise price of $0.46 per share resulting in proceeds of $1,000,000.

There were no financing activities during the three months ended March 31, 2015.

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

The carrying value of cash and cash equivalents, contract and contribution payable and accounts payable and accrued expenses approximate their fair value because of the short-term nature of these instruments.

Management is of the opinion that we are not exposed to significant interest or credit risks arising from these financial instruments.

Market Risk Disclosures

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes during or subsequent to the periods presented.

Off-balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at March 31, 2016, and the subsequent period to May 10, 2016, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements.

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

Other than as disclosed below, during the three months ended March 31, 2016 and 2015, and the subsequent period, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

For the three months ended March 31, 2016, directors' fees with respect to officers and directors of the Company were $3,000 (2015: $3,000). Legal fees incurred with respect to one of the Company's directors in the three months ended March 31, 2016 were $36,850 (2015: $38,980). Amounts included in accounts payable and accrued expenses, and due to related parties, were $56,730 at March 31, 2016 and $30,095 as of December 31, 2015.

In connection with our Section 510(k) submission of our proprietary SkinGunTM to the FDA, we engaged StemCell Systems to provide us with prototypes and related documents. Pursuant to this engagement we incurred expenses of $74,567 and $44,910 for the quarters ended March 31, 2016 and 2015, respectively. Dr. Gerlach, from whom we purchased the SkinGunTM technology, is a principal of StemCell Systems.

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

On May 1, 2015, we entered into the Option Agreement with Dr. Gerlach, pursuant to which the Company obtained a one-year exclusive option to evaluate the Technology, for the purpose of determining whether we would like to purchase or license the Technology. Pursuant to the terms of the Option Agreement, we will pay Dr. Gerlach a non-refundable fee of $24,000, payable in four quarterly installments of $6,000, with the first installment due on May 1, 2015. The $24,000 option payment was recognized as research and development expense during the period ended December 31, 2015. At March 31, 2016, $0 of the amount payable was recorded as current liabilities in the accompanying consolidated balance sheet.

On February 2, 2016, Kalen Capital Corporation exercised a portion of its Series B Warrant for 2,173,913 shares of our common stock at an exercise price of $0.46 per share and rendered $1,000,000 as payment. Kalen Capital Corporation is wholly owned by Mr. Harmel S. Rayat, our majority shareholder.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the three month period ended March 31, 2016, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that: (i) information required to be disclosed by us in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

RenovaCare, Inc. (Registrant)

Date: May 11, 2016	By:	/s/ Rhonda B. Rosen
	Name:	Rhonda B. Rosen
	Title:	Chief Financial Officer (Principal Financial Officer)

Date: May 11, 2016	By:	/s/ Thomas Bold
	Name:	Thomas Bold
	Title:	Chief Executive Officer (Principal Executive Officer)

