Form 10-Q
period 2016-06-30
RenovaCare, Inc.
filed 2016-08-15
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

888-398-0202

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

As of August 15, 2016, the registrant had 69,955,847 shares of its common stock, par value $0.00001 per share, issued and outstanding.

RENOVACARE, INC.

FORM 10-Q

For The Quarter Ended June 30, 2016

PART I

Item 1. Financial Statements

RENOVACARE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$276,147	$397,589
Prepaid expenses	27,980	10,293
Total current assets	304,127	407,882
Intangible assets	152,854	152,854
Total assets	$456,981	$560,736

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$80,676	$71,563
Accrued expenses - related parties	25,935	30,095
Contract and contribution payable	59,375	134,125
Total current liabilities	165,986	235,783
Long term liabilities
Contract and contribution payable, less current portion	100,000	100,000
Total liabilities	265,986	335,783
STOCKHOLDERS' EQUITY
Preferred stock: $0.0001 par value: Authorized: 10,000,000 shares Issued and outstanding: nil	-	-
Common stock: $0.00001 par value: Authorized: 500,000,000 shares Issued and outstanding: 69,955,847 and 67,781,934 shares	699	678
Additional paid-in capital	10,472,236	9,197,970
Accumulated deficit	(10,281,940)	(8,973,695)
Total stockholders' equity	190,995	224,953
Total liabilities and stockholders' equity	$456,981	$560,736

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,
	2016	2015
Revenue	$-	$-
Expenses
Research and development expenses	73,810	50,235
General and administrative expenses	453,544	165,695
Total operating expenses	527,354	215,930
Net loss	$(527,354)	$(215,930)
Earnings per share - basic and diluted
Loss per common share	$(0.01)	$(0.00)
Weighted average shares outstanding	69,955,847	66,852,595

	For the Six Months Ended June 30,
	2016	2015
Revenue	$-	$-
Expenses
Research and development expenses	185,632	111,625
General and administrative expenses	1,122,613	369,502
Total operating expenses	1,308,245	481,127
Net loss	$(1,308,245)	$(481,127)
Earnings per share - basic and diluted
Loss per common share	$(0.02)	$(0.01)
Weighted average shares outstanding	69,561,676	66,714,122

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,308,245)	$(481,127)
Adjustments to reconcile net loss to net cash flows from operating activities:
Impairment loss	-	10,000
Stock based compensation expense	274,287	20,663
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(17,687)	(21,869)
(Decrease) increase in accounts payable and accrued expenses	9,113	7,880
(Decrease) increase in accrued expenses - related parties	(4,160)	34,670
(Decrease) increase in contract and contributions payable	(74,750)	(100,750)
Net cash flows from operating activities	(1,121,442)	(530,533)
Cash flows from investing activity:
Proceeds from exercise of warrants and issuance of common stock	1,000,000	1,010,000
Change in cash and cash equivalents	(121,442)	479,467
Cash and cash equivalents, beginning of period	397,589	683,098
Cash and cash equivalents, end of period	$276,147	$1,162,565

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

On July 12, 2013, the Company, through its wholly owned subsidiary, RenovaCare Sciences Corp. ("RenovaCare Sciences"), completed the acquisition of its flagship technologies (collectively, the "CellMist™ System") along with the associated United States patent applications and two foreign patents, the first of which expires on August 22, 2027 and the second of which expires on April 26, 2031. The Cell Mist™ System is comprised of (a) a treatment methodology for cell isolation for the regeneration of human skin cells (the "CellMist™ Solution") and (b) a solution sprayer device (the "SkinGun™") for delivering the cells to the treatment area. The solution sprayer device also is a medical-grade liquid spraying device for general use in wound care and irrigation. Based on these technologies the Company has recently filed two additional patent applications, one with the United States Patent and Trademark Office titled "Modular Device for Cell Spraying" and one with the European Patent Office titled "Disposable Apparatus and Device with Unsterile Reusable Apparatus for Sterile Application of a Liquid."

The Company has recently incurred net operating losses and operating cash flow deficits. As of June 30, 2016, the Company's accumulated deficit is $10.3 million. The Company does not currently generate revenues and will continue to incur losses from operations and operating cash flow deficits in the future. Management believes that the Company's cash and cash equivalent balances and other external sources of capital will be sufficient to meet the Company's cash requirements through September 30, 2016. The future of the Company after September 30, 2016 will depend on its ability to successfully raise capital from external sources to fund operations. If the Company is unable to obtain adequate funds, or if such funds are not available to it on acceptable terms, the Company's ability to continue its business as planned will be significantly impaired and it may cause the Company to curtail operations.

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

Earnings (Loss) Per Share

The Company presents both basic and diluted earnings per share ("EPS") amounts. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. Potentially dilutive shares of common stock consisted of warrants to purchase shares of common stock (6,796,087 shares as of June 30, 2016 and 8,970,000 at December 31, 2015) and options to purchase shares of common stock (437,500 shares as of June 30, 2016 and 257,500 as of December 31, 2015). During the periods presented, potentially dilutive shares of common stock were not included in the computation of dilutive loss per share as to do so would be anti-dilutive.

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

As of June 30, 2016, there were 19,562,500 shares available for grant.

Stock Option Activity

The following table summarizes stock option activity for the period ended June 30, 2016:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Life (Years)	Value
Balance January 1, 2016	257,500	$1.04	8.58	$354,725
Options granted	180,000	$1.91	9.76	$91,800
Balance June 30, 2016	437,500	$1.40	9.04	$446,525
Exercisable at June 30, 2016	350,000	$1.40	9.06	$358,055

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. There were 180,000 stock options granted during the six months ended June 30, 2016 with a weighted-average grant date fair value of $1.40. There were 15,000 stock options granted during the six months ended June 30, 2015 with a weighted-average grant date fair value of $1.00. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company's historical experience. The risk-free interest rate is based on a U.S. treasury note with maturity similar to the option award's expected life. The expected life represents the average period of time that options granted are expected to be outstanding. The assumptions for volatility, expected life, dividend yield and risk-free interest rate for options granted are presented in the table below:

	2016	2015
	1.41%	1.49% - 1.71%
Expected life in years	5.5	5.5
Weighted Avg. Expected Volatility	92.2%	94.4%
Expected dividend yield	0	0

Stock option expense reflected in the consolidated statements of operations related to stock options issued to our employees, directors and non-employee scientific advisory board members and consultants are recognized at fair value using the Black-Scholes option-pricing model with weighted average assumptions described above. For the three months ended June 30, 2016, total stock-based compensation expense recognized amounted to $1,169. For the six months ended June 30, 2016, total stock-based compensation expense recognized amounted to $274,287. For the six months ended June 30, 2015, total stock-based compensation expense recognized amounted to $20,663. For the three months ended June 30, 2015, total stock-based compensation expense recognized amounted to $9,719.

Stock-based compensation expense is recognized as general and administrative expenses.

There were 350,000 stock options vested and 87,500 stock options unvested as of June 30, 2016. As of June 30, 2016, the Company had $51,279 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized by November 1, 2020.

The Company issues new shares when options are exercised.

4. Common Stock

On February 2, 2016, Kalen Capital Corporation exercised a portion of its Series B Warrant for 2,173,913 shares of the Company's common stock at an exercise price of $0.46 per share resulting in proceeds of $1,000,000.

The following table summarizes information about warrants outstanding at June 30, 2016:

	Shares of Common Stock	Exercise Price	Expiration Date
Series A	960,000	$0.35	July 12, 2019
Series B	1,326,087	$0.46	November 29, 2018
Series C	3,500,000	$0.49	November 29, 2018
Series D	1,010,000	$1.10	June 5, 2020
Outstanding as of June 30, 2016	6,796,087

5. Contract and Contribution Payable

On September 25, 2014, the Company entered into a Charitable Grant Agreement with the University of Pittsburgh (the "University"), pursuant to which the Company committed to provide a charitable donation to the University in the aggregate amount of $75,000 (the "Grant"). The Company will pay the Grant in eight quarterly installments of $9,375, with the first payment made on or before October 2014 and the final payment to be made on or before July 31, 2016. Dr. Gerlach, from whom the Company purchased the CellMist™ System, is a professor at the University. At June 30, 2016, the amount payable to the University of $9,375 was recorded as current liabilities in the accompanying consolidated balance sheet.

On July 12, 2013, the Company, together with its wholly owned subsidiary, RenovaCare Sciences, entered into an asset purchase agreement with Dr. Jörg Gerlach, MD, PhD, pursuant to which RenovaCare Sciences purchased all of Dr. Gerlach's rights, title and interest in the CellMist™ System. As amended, the asset purchase agreement provided for cash payments of $300,000 as partial consideration for the purchase which are payable as follows: (a) $100,000 on December 31, 2014; (b) $50,000 on December 31, 2015; (c) $50,000 on December 31, 2016; and (d) $100,000 on December 31, 2017. At June 30, 2016, $50,000 of the amount payable to Dr. Gerlach was recorded as current liabilities and $100,000 was recorded as long-term liabilities in the accompanying consolidated balance sheet.

On May 1, 2015, the Company entered into a new option agreement (the "Option Agreement") with Dr. Gerlach, pursuant to which the Company obtained a one-year exclusive option to evaluate a wound cap technology. Pursuant to the terms of the Option Agreement, the Company will pay Dr. Gerlach a non-refundable fee of $24,000, payable in four quarterly installments of $6,000, with the first installment due on May 1, 2015 and the final payment during the three months ended March 31, 2016.

Below is a summary of contract and contribution payable at June 30, 2016 and December 31, 2015:

	2016	2015
Contribution payable to the University of Pittsburgh, in quarterly installments of $9,375, through July 2016	$9,375	$28,125
Contract payable to Dr. Jorg Gerlach in connection with the APA. $50,000 is due on December 31, 2016 and $100,000 is due on December 31, 2017	150,000	200,000
Contract for option agreement purchase	-	6,000
Total	159,375	234,125
Less: current portion	(59,375)	(134,125)
Long-term portion	$100,000	$100,000

See also "Note 6. Related Party Transactions."

6. Related Party Transactions

As compensation for their service on the Board, Dr. Kirkland and Mr. Sierchio will receive an annual retainer of $6,000, payable in equal yearly installments in arrears and prorated for any partial years of service.

For the three and six months ended June 30, 2016, directors' and consulting fees with respect to officers and directors of the Company were $3,000 (2015: $3,000) and $6,000 (2015: $6,000). Legal fees incurred with respect to one of the Company's directors in the three and six months ended June 30, 2016 were $54,665 (2015: $28,125) and $91,515 ($67,105), respectively. Amounts included in accrued expenses – related parties were $25,935 at June 30, 2016 and $30,095 as of December 31, 2015.

In connection with the Company's FDA filings, the Company engaged StemCell Systems to provide it with prototypes and related documents. Pursuant to this engagement the Company incurred expenses of $36,000 and $15,050 for the three months ended June 30, 2016 and 2015, respectively, and $72,000 and $59,960 for the six months ended June 30, 2016 and 2015, respectively. Dr. Gerlach, from whom the Company purchased the CellMist™ System, is a principal of StemCell Systems.

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

7. Subsequent Events

On July 20, 2016, the Company appointed Harold Safferstein to its Scientific Advisory Board and issued Mr. Safferstein a stock option to purchase up to 7,500 shares of the Company's common stock at a price of $2.28 per share, the closing price of the Company's common stock as quoted on the OTCQB on July 19, 2016. The shares underlying the option may be exercised on a "cashless basis" using the formula contained therein and, subject to Mr. Safferstien's service with the Company the shares underlying the option vest on January 20, 2017.

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

Overview

RenovaCare, Inc. (together with its wholly owned subsidiary, "RenovaCare" the "Company" "we" "us" or "our") was incorporated under the laws of the State of Nevada and has an authorized capital of 500,000,000 shares of $0.00001 par value common stock, of which 69,955,847 shares are outstanding as of August 15, 2016, and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

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

Our principal executive offices are located at 430 Park Avenue, Suite 702, New York, NY 10022. Our telephone number is (888) 398-0202.

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

Additionally, we will likely be required to raise significant capital in order to fund our ongoing research and development operations, and there is no guarantee that we will be able to raise such capital on acceptable terms, if at all.

Results of Operations

Three Months Ended June 30, 2016 versus June 30, 2015

	For the Three Months Ended June 30,
	2016	2015	$ change	% change
Operating expenses
Research and development	$73,810	$50,235	$23,575	46.9
General and administrative	453,544	165,695	287,849	173.7
Net loss	$(527,354)	$(215,930)	$(311,424)	(144.2)

Six Months Ended June 30, 2016 versus June 30, 2015

	For the Six Months Ended June 30,
	2016	2015	$ change	% change
Operating expenses
Research and development	$185,632	$111,625	$74,007	66.3
General and administrative	1,122,613	369,502	753,111	203.8
Net loss	$(1,308,245)	$(481,127)	$827,118	171.9

Operations

Our expenses consist primarily of research and development costs, professional fees and administrative costs. For the three months ended June 30, 2016 and 2015, research and development costs were $73,810 and $50,235, respectively; general and administrative expenses were $453,544 and $165,695, respectively. The research and development costs were incurred in connection with the development of the SkinGunTM. The increase in general and administrative fees in the second quarter of 2016 of $287,849 was due primarily to a new investor relations and branding program which cost $228,913 in the second quarter, and a $40,333 increase in legal fees related to the negotiation of a master clinical trial agreement.

As a result of the foregoing, net loss for the three months ended June 30, 2016 and 2015, was $(527,354) and $(215,930), respectively.

For the six months ended June 30, 2016 and 2015, research and development costs were $185,632 and $111,625, respectively, and increased as a result of $75,065 of consulting work performed with respect to upcoming clinical trials. General and administrative expenses were $1,122,613 and $369,502, respectively. The increase in general and administrative fees of $753,111 was due primarily to a new investor relations and branding program which cost $415,437 this period, an increase in stock compensation expense of $253,624 related to first quarter option grants, and a $44,835 increase in legal fees related to the negotiation of a master clinical trial agreement.

As a result of the foregoing, net loss for the six months ended June 30, 2016 and 2015, was $(1,308,245) and $(481,127), respectively.

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

At June 30, 2016, we had cash of $276,147 (December 2015: $397,589) and working capital of $138,141 (December 2015: $172,099). Total liabilities as of June 30, 2016 were $265,986 (December 2015: $335,783).

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 1 to the consolidated financial statements, we have incurred recurring operating losses since inception of $10.3 million. We require additional funds to meet our obligations and maintain our operations. We have sufficient working capital to (i) pay our administrative and general operating expenses through September 30, 2016, and (ii) to conduct our preliminary research and development programs. We do not currently have cash flow from operations as we have no commercialized products; without cash flow from operations, we will need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order to implement our current research and development programs on the SkinGunTM. If we are unable to obtain adequate funds, or if such funds are not available to us on acceptable terms, our ability to continue our business as planned will be significantly impaired and it may cause us to curtail operations.

Cash Flow

Operating activities: We used cash of $1,121,442 for operating activities for the six months ended June 30, 2016 (2015: $530,533). We have financed our operations through the sale of our equity securities.

Investing Activities: There were no investing activities during the six months ended June 30, 2016 and 2015.

Financing Activities: On February 2, 2016, Kalen Capital Corporation exercised a portion of its Series B Warrant for 2,173,913 shares of the Company's common stock at an exercise price of $0.46 per share resulting in proceeds of $1,000,000. On June 5, 2015, the Company entered into subscription agreements with five investors for the purchase and sale of an aggregate of 1,010,000 Units at a price of $1.00 per Unite for total gross proceeds of $1,010,000. Each Unit consists of one share of common stock and one Series D Warrant allowing the holder to purchase one share of the Company's common stock at a price of $1.10 per share for a period of five years. The proceeds from the Offering were used research and development and general corporate purposes.

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

Off-balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at June 30, 2016, and the subsequent period to August 15, 2016, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements.

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

Other than as disclosed below, during the three months ended June 30, 2016 and 2015, and the subsequent period, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

For the three months ended June 30, 2016, directors' fees with respect to officers and directors of the Company were $3,000 (2015: $3,000). Legal fees incurred with respect to one of the Company's directors in the three months ended June 30, 2016 were $54,665 (2015: $28,125). For the six months ended June 30, 2016, directors' fees with respect to officers and directors of the Company were $6,000 (2015: $6,000). Legal fees incurred with respect to one of the Company's directors in the six months ended June 30, 2016 were $91,515 (2015: $67,105). Amounts included in accounts payable and accrued expenses, and due to related parties, were $25,935 at June 30, 2016 and $30,095 as of December 31, 2015.

In connection with our FDA filings, we engaged StemCell Systems to provide us with prototypes and related documents. Pursuant to this engagement we incurred expenses of $36,000 and $15,050 for the three months ended June 30, 2016 and 2015, respectively, and $110,567 and $59,960 for the six months ended June 30, 2016 and 2015, respectively. Dr. Gerlach, from whom we purchased the SkinGunTM technology, is a principal of StemCell Systems.

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

On May 1, 2015, we entered into the Option Agreement with Dr. Gerlach, pursuant to which the Company obtained a one-year exclusive option to evaluate the Technology, for the purpose of determining whether we would like to purchase or license the Technology. Pursuant to the terms of the Option Agreement, we will pay Dr. Gerlach a non-refundable fee of $24,000, payable in four quarterly installments of $6,000, with the first installment due on May 1, 2015. The $24,000 option payment was recognized as research and development expense during the period ended December 31, 2015. At June 30, 2016, $0 of the amount payable was recorded as current liabilities in the accompanying consolidated balance sheet.

On February 2, 2016, Kalen Capital Corporation exercised a portion of its Series B Warrant for 2,173,913 shares of our common stock at an exercise price of $0.46 per share and rendered $1,000,000 as payment. Kalen Capital Corporation is wholly owned by Mr. Harmel S. Rayat, our majority shareholder.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the three month period ended June 30, 2016, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that: (i) information required to be disclosed by us in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

RenovaCare, Inc. (Registrant)

Date: August 15, 2016	By:	/s/ Rhonda B. Rosen
	Name:	Rhonda B. Rosen
	Title:	Chief Financial Officer (Principal Financial Officer)

Date: August 15, 2016	By:	/s/ Thomas Bold
	Name:	Thomas Bold
	Title:	Chief Executive Officer (Principal Executive Officer)

