Form 10-Q
period 2016-09-30
RenovaCare, Inc.
filed 2016-11-10
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 8, 2016, the registrant had 69,955,847 shares of its common stock, par value $0.00001 per share, issued and outstanding.

 RENOVACARE, INC.

FORM 10-Q

For The Quarter Ended September 30, 2016

PART I

Item 1. Financial Statements

RENOVACARE, INC

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$687,747	$397,589
Prepaid expenses	12,030	10,293
Total current assets	699,777	407,882
Intangible assets	152,854	152,854
Total assets	$852,631	$560,736

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$28,156	$71,563
Accrued expenses - related parties	39,592	30,095
Contract and contribution payable	50,000	134,125
Total current liabilities	117,748	235,783

Convertible promissory note payable to related party, net of discount of $669,247	30,753	-
Interest payable to related party	2,819	-
Contract and contribution payable, less current portion	100,000	100,000
Total liabilities	251,320	335,783

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.00001 par value; 500,000,000 shares authorized, 69,955,847 and 67,781,934 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	700	678
Additional paid-in capital	11,185,186	9,197,970
Retained deficit	(10,584,575)	(8,973,695)
Total stockholders' equity	601,311	224,953
Total liabilities and stockholders' equity	$852,631	$560,736

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating expense
Research and development	45,381	80,667	231,013	192,292
General and administrative	223,832	216,363	1,347,063	585,866
Total operating expense	269,213	297,030	1,578,076	778,158

Loss from operations	(269,213)	(297,030)	(1,578,076)	(778,158)

Other income (expense)
Interest income	149	-	768	-
Interest expense	(2,819)	-	(2,819)	-
Accretion of debt discount	(30,753)	-	(30,753)	-
Total other income (expense)	(33,423)	-	(32,804)	-

Net loss	$(302,636)	$(297,030)	$(1,610,880)	$(778,158)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	69,955,847	67,704,921	69,695,772	67,048,351

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2015

	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2014	66,575,122	$666	$8,128,860	$(7,655,188)	$474,338

Issuance of common stock plus warrants	1,010,000	10	1,009,990	-	1,010,000
Issuance of common stock from the exercise of warrants	196,812	2	(2)	-	-
Stock based compensation due to common stock purchase options	-	-	59,122	-	59,122
Net loss for the year ended December 31, 2015	-	-	-	(1,318,507)	(1,318,507)
Balance, December 31, 2015	67,781,934	678	9,197,970	(8,973,695)	224,953

Issuance of common stock from the exercise of warrants	2,173,913	22	999,978	-	1,000,000
Discount on convertible promissory note due to detachable warrants	-	-	340,735	-	340,735
Discount on convertible promissory note due to beneficial conversion feature	-	-	359,265	-	359,265
Stock based compensation due to common stock purchase options	-	-	287,238	-	287,238
Net loss for the nine months ended September 30, 2016	-	-	-	(1,610,880)	(1,610,880)
Balance, September 30, 2016 (Unaudited)	69,955,847	$700	$11,185,186	$(10,584,575)	$601,311

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(1,610,880)	$(778,158)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment loss	-	10,000
Stock based compensation expense	287,238	39,542
Accretion of debt discount	30,753	-
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	(1,737)	(26,869)
Increase (decrease) in accounts payable	(43,407)	77,859
Increase (decrease) in related party payable	9,497	6,545
Increase (decrease) in related party interest expense	2,819	-
Increase (decrease) in contract and contributions payable	(84,125)	(116,125)
Net cash used in operating activities	(1,409,842)	(787,206)

Cash flows from financing activities
Proceeds from exercise of warrants and issuance of common stock	1,000,000	1,010,000
Proceeds from the issuance of convertible promissory note	700,000	-
Net cash provided by financing activities	1,700,000	1,010,000

Increase in cash and cash equivalents	290,158	222,794

Cash and cash equivalents at beginning of period	397,589	683,098

Cash and cash equivalents at end of period	$687,747	$905,892

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Debt discount recorded for value of warrants issued	$340,735	$-
Debt discount recorded for beneficial conversion feature	$359,265	$-

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization, Nature and Continuance of Operations

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

The Company has recently incurred net operating losses and operating cash flow deficits. As of September 30, 2016, the Company's accumulated deficit is $10,584,575. The Company does not currently generate revenues and will continue to incur losses from operations and operating cash flow deficits in the future. Management believes that the Company's cash and cash equivalent balances and other external sources of capital will be sufficient to meet the Company's cash requirements through January 2017. The future of the Company after January 2017 will depend on its ability to successfully raise capital from external sources to fund operations. If the Company is unable to obtain adequate funds, or if such funds are not available to it on acceptable terms, the Company's ability to continue its business as planned will be significantly impaired and it may cause the Company to curtail operations.

Note 2. Significant Accounting Policies

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-19, Stock Compensation, which is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. The Company is in the process of evaluating the impacts of the adoption of this ASU.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. In March 2016, the FASB issued ASU 2016-08 to further clarify the implementation guidance on principal versus agent considerations. The guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company has determined that the adoption of ASU 2014-09 will currently have no impact on its consolidated financial statements.

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable, the Company has not identified any standards that the Company believes merit further discussion other than as discussed above. The Company believes that none of the new standards will have a significant impact on the financial statements.

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

Fair Value Measurement

The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The Company utilizes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company has no assets or liabilities valued with Level 3 inputs.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable, contract and contribution, note payable and interest payable approximate their fair value because of the short-term nature of these instruments and their liquidity. It is not practical to determine the fair value of the Company’s note payable due to the complex terms. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

Intangible Assets

The Company’s intangible asset consists primarily of the CellMistTM System technology that the Company acquired during 2013 and is recorded at cost. At the time of acquisition, the technology had not reached technological feasibility. The amount capitalized is accounted for as an indefinite-lived intangible asset, subject to impairment testing until completion or abandonment. Upon successful completion, a determination will be made as to the then useful life of the intangible asset, generally determined by the period in which substantially all of the cash flows are expected to be generated, and begin amortization. The Company tests the intangible asset for impairment at least annually or more frequently if impairment indicators exist after performing a qualitative analysis. Management has multiple criteria that it considers when performing the qualitative analysis. The results of this review are then weighed and prioritized. If the totality of the relevant events and circumstances indicate that the intangible asset is not impaired, additional impairment tests are not necessary.

The Company assessed the following qualitative factors that could affect any change in the fair value of the intangible asset: analysis of the technology's current phase, additional testing necessary to bring the technology to market, development of competing products, changes in projections caused by delays, changes in regulations, changes in the market for the technology and changes in cost projections to bring the technology to market. Based on a qualitative assessment, management concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the intangible asset related to the CellMistTM System is not impaired. The Company did, however, determine that an intangible asset related to wound care technology, acquired during 2013, was impaired during the period ended March 31, 2015 and recorded an impairment loss (a component of research and development expenses) amounting to $10,000 which was equal to the amount capitalized.

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

Earnings (Loss) Per Share

The Company presents both basic and diluted earnings per share ("EPS") amounts. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. The Company has not included the effects of warrants, stock options and convertible debt on net loss per share because to do so would be antidilutive.

Following is the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(302,636)	$(297,030)	$(1,610,880)	$(778,158)
Denominator:
Weighted average number of common shares outstanding	69,955,847	67,704,921	69,695,772	67,048,351
Basic and diluted EPS	$(0.00)	$(0.00)	$(0.02)	$(0.01)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	445,000	207,500	445,000	207,500
Warrants	7,380,503	8,970,000	7,380,503	8,970,000
Convertible debt	623,067	-	623,067	-
Total shares not included in the computation of diluted losses per share	8,448,570	9,177,500	8,448,570	9,177,500

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

Note 3. Debt

On September 9, 2016, the Company entered into a loan agreement (the “Loan Agreement”) with Kalen Capital Corporation (“KCC”); KCC is wholly owned by Mr. Harmel S. Rayat, the Company's majority shareholder. Pursuant to the terms of the Loan Agreement, KCC agreed to loan the Company up to $900,000 at an annual interest rate of 7% per year, compounded quarterly. KCC provided the Company with an initial loan in the amount of $700,000, which was evidenced by a convertible promissory note (the “Note”); the remaining $200,000 may be loaned prior to December 31, 2017, upon the mutual agreement of the Company and KCC. The Note, including any interest due thereon, may be prepaid at any time without penalty. The Note matures on December 31, 2017, and, beginning on the first anniversary of the Note, can be converted, at KCC’s sole discretion, into shares of the Company’s common stock at conversion rate equal to the lesser of: (i) $1.54, or the closing price of the Company’s common stock on the day prior to the issuance of the Note or (ii) a 20% discount to the average closing price of the Company’s common stock for the five days prior to the date on which KCC elects to convert the Note.

Per the Loan Agreement, the Company issued KCC a Series E Stock Purchase Warrant (the “Series E Warrant”) to purchase up to 584,416 shares of the Company’s common stock at a purchase price of the lesser of: (i) $1.54, the closing price of the Company’s common stock on the day prior to issuance of the Series E Warrant; or (ii) a 20% discount to the average closing price of the Company’s common stock for the five days prior to the date on which KCC elects to exercise the Series E Warrant. The Series E Warrant is exercisable for a period of five years from the date of issuance and may be exercised on a cashless basis.

The Loan Agreement provides KCC with registration rights for all of the shares issuable upon conversion of the Note, including conversion of the note issued for the remaining $200,000, if applicable, and exercise of the Series E Warrant, beginning on the first anniversary of the Loan Agreement.

The Company calculated the debt discount related to the Note and Series E Warrant by first allocating the respective fair value of the Note and Series E Warrant based upon their relative fair values to the total Note proceeds. The fair value of the Series E Warrant issued with the Note was calculated using the Black-Scholes option pricing model and the following assumptions: exercise price - $1.25 per share; market price of common stock - $1.54 per share; estimated volatility – 92.3%; risk free interest rate - 1.23%; expected dividend rate - 0% and expected life - 5.0 years. The resulting fair value of $340,735 was allocated to the Series E Warrant. The intrinsic value of the beneficial conversion feature amounted to $359,265. The resulting $700,000 discount to the Note is being accreted over the 1.25 year term of the Note.

During the three and nine months ended September 30, 2016, the Company recognized $2,819 of interest expense and $30,753 of accretion related to the debt discount. The remaining debt discount of $669,247 will be amortized over the next five quarters through December 31, 2017.

Note 4. Common Stock Options

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

As of September 30, 2016, there were 19,555,000 shares available for grant.

Stock Option Activity

The following table summarizes stock option activity for the period ended September 30, 2016:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2015	257,500	1.07
Grants	187,500	1.92
Outstanding at September 30, 2016	445,000	1.43	8.62 years	81,125
Exercisable at September 30, 2016	357,500	1.41	8.63 years	73,625
Available for grant at September 30, 2016	19,555,000

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. There were 187,500 stock options granted during the nine months ended September 30, 2016 with a weighted-average grant date fair value of $1.41. There were 15,000 stock options granted during the nine months ended September 30, 2015 with a weighted-average grant date fair value of $1.08. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company's historical experience. The risk-free interest rate is based on a U.S. treasury note with maturity similar to the option award's expected life. The expected life represents the average period of time that options granted are expected to be outstanding. The assumptions for volatility, expected life, dividend yield and risk-free interest rate for options granted are presented in the table below:

	2016	2015
Risk-free interest rate	1.23%-1.41%	1.49%-1.70%
Expected life in years	5.5	5.0
Weighted Avg. Expected Volatility	92%	88.4–105.3%
Expected dividend yield	0	0

The fair value of our stock options is expensed ratably over their respective vesting periods. The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock based compensation expense	$12,951	$18,879	$287,238	$39,542

Stock-based compensation expense is recognized as general and administrative expenses. As of September 30, 2016, the Company had $58,916 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 4.25 years.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2016:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$0.75	40,000	7.17	$0.75	40,000	7.17	$0.75
0.80	90,000	7.87	0.80	90,000	7.87	0.80
1.05	55,000	7.50	1.05	25,000	7.50	1.05
1.25	7,500	8.71	1.25	7,500	8.71	1.25
1.34	7,500	8.75	1.34	7,500	8.75	1.34
1.65	50,000	9.09	1.65	-	9.09	1.65
1.70	7,500	9.04	1.70	7,500	9.04	1.70
1.91	180,000	9.46	1.91	180,000	9.46	1.91
2.28	7,500	9.81	2.28	-	9.81	2.28
Total	445,000	8.62	$1.43	357,500	8.63	$1.41

Note 5. Common Stock

On February 2, 2016, KCC exercised a portion of its Series B Warrant for 2,173,913 shares of the Company’s common stock at an exercise price of $0.46 per share resulting in proceeds of $1,000,000.

The following table summarizes information about warrants outstanding at September 30, 2016:

	Shares of Common Stock	Exercise Price	Expiration Date
Series A	960,000	$0.35	July 12, 2019
Series B	1,326,087	$0.46	November 29, 2018
Series C	3,500,000	$0.49	November 29, 2018
Series D	1,010,000	$1.10	June 5, 2020
Series E	584,416	$1.13	September 8, 2021
Outstanding as of September 30, 2016	7,380,503

Note 6. Contract and Contribution Payable

On May 1, 2015, the Company entered into an option agreement (the “Option Agreement”) with Dr. Gerlach, pursuant to which the Company obtained a one-year exclusive option to evaluate a wound cap technology. Pursuant to the terms of the Option Agreement, the Company paid Dr. Gerlach a non-refundable fee of $24,000 in four quarterly installments of $6,000, with the first installment paid in May 2015 and the final payment made during the three months ended March 31, 2016.

On September 25, 2014, the Company entered into a Charitable Grant Agreement with the University of Pittsburgh (the "University"), pursuant to which the Company committed to provide a charitable donation to the University in the aggregate amount of $75,000 (the "Grant"). The Company paid the Grant in eight quarterly installments of $9,375, with the first payment made in October 2014 and the final payment made in July 2016. Dr. Gerlach, from whom the Company purchased the CellMist™ System, is a professor at the University.

On July 12, 2013, the Company, together with its wholly owned subsidiary, RenovaCare Sciences, entered into an asset purchase agreement with Dr. Jörg Gerlach, MD, PhD, pursuant to which RenovaCare Sciences purchased all of Dr. Gerlach's rights, title and interest in the CellMist™ System. As amended, the asset purchase agreement provided for cash payments of $300,000 as partial consideration for the purchase which are payable as follows: (a) $100,000 on December 31, 2014; (b) $50,000 on December 31, 2015; (c) $50,000 on December 31, 2016; and (d) $100,000 on December 31, 2017. At September 30, 2016, $50,000 of the amount payable to Dr. Gerlach was recorded as current liabilities and $100,000 was recorded as long-term liabilities in the accompanying consolidated balance sheet.

Below is a summary of contract and contribution payable at September 30, 2016 and December 31, 2015:

	2016	2015
Contribution payable to the University of Pittsburgh, in quarterly installments of $9,375, through July 2016	$-	$28,125
Contract payable to Dr. Jorg Gerlach in connection with the APA. $50,000 is due on December 31, 2016 and $100,000 is due on December 31, 2017	150,000	200,000
Contract for option agreement purchase	-	6,000
Total	150,000	234,125
Less: current portion	(50,000)	(134,125)
Long-term portion	$100,000	$100,000

See also “Note 7. Related Party Transactions.”

Note 7. Related Party Transactions

As compensation for their service on the Board, Dr. Kirkland and Mr. Sierchio will receive an annual retainer of $6,000, payable in equal yearly installments in arrears and prorated for any partial years of service.

For the three and nine months ended September 30, 2016, directors' and consulting fees with respect to officers and directors of the Company were $3,000 (2015: $3,000) and $9,000 (2015: $9,000). Legal fees incurred with respect to one of the Company's directors in the three and nine months ended September 30, 2016 were $30,080 (2015: $20,583) and $121,595 ($83,138), respectively. Amounts included in accrued expenses – related parties were $30,080 at September 30, 2016 and $30,095 as of December 31, 2015.

In connection with the Company’s anticipated FDA and other regulatory filings, the Company engaged StemCell Systems to provide it with prototypes and related documents. Pursuant to this engagement the Company incurred expenses of $24,000 and $80,667 for the three months ended September 30, 2016 and 2015, respectively, and $134,567 and $140,627 for the nine months ended September 30, 2016 and 2015, respectively. Dr. Gerlach, from whom the Company purchased the CellMist™ System, is a principal of StemCell Systems.

On September 9, 2016, the Company entered into a loan agreement with KCC. Pursuant to the terms of the Loan Agreement, KCC agreed to loan the Company up to $900,000 at an annual interest rate of 7% per year, compounded quarterly. KCC provided the Company with an initial loan in the amount of $700,000, which was evidenced by the Note; the remaining $200,000 may be loaned prior to December 31, 2017, upon the mutual agreement of the Company and KCC. The Note, including any interest due thereon, may be prepaid at any time without penalty. The Note matures on December 31, 2017, and, beginning on the first anniversary of the Note, can be converted, at KCC’s sole discretion, into shares of the Company’s common stock at conversion rate equal to the lesser of: (i) $1.54, or the closing price of the Company’s common stock on the day prior to the issuance of the Note or (ii) a 20% discount to the average closing price of the Company’s common stock for the five days prior to the date on which KCC elects to convert the Note.

Per the Loan Agreement, the Company issued KCC a Series E Stock Purchase Warrant to purchase up to 584,416 shares of the Company’s common stock at a purchase price of the lesser of: (i) $1.54, the closing price of the Company’s common stock on the day prior to issuance of the Series E Warrant; or (ii) a 20% discount to the average closing price of the Company’s common stock for the five days prior to the date on which KCC elects to exercise the Series E Warrant. The Series E Warrant is exercisable for a period of five years from the date of issuance and may be exercised on a cashless basis.

On February 2, 2016, KCC exercised a portion of its Series B Warrant for 2,173,913 shares of our common stock at an exercise price of $0.46 per share resulting in proceeds of $1,000,000.

On May 1, 2015, the Company entered into the Option Agreement with Dr. Gerlach, pursuant to which the Company obtained a one-year exclusive option to evaluate certain technology for a fee of $24,000, payable in four quarterly installments of $6,000, with the first installment due on May 1, 2015. The final payment under the Option agreement was paid during the three months ended March 31, 2016.

On September 25, 2014, the Company entered into a Charitable Grant Agreement with the University of Pittsburgh, pursuant to which it committed to provide a charitable donation to the University in the aggregate amount of $75,000. The Company paid the Grant in eight quarterly installments of $9,375, with the first payment made in October 2014 and the final payment made July 20, 2016. Dr. Gerlach, from whom the Company purchased the CellMist™ System, is a professor at the University of Pittsburgh.

Note 8. Subsequent Events

Management has reviewed material events subsequent of the quarterly period ended September 30, 2016 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events” and has determined there are no events to report.

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

Overview

RenovaCare, Inc. (together with its wholly owned subsidiary, "RenovaCare" the "Company" "we" "us" or "our") was incorporated under the laws of the State of Nevada and has an authorized capital of 500,000,000 shares of $0.00001 par value common stock, of which 69,955,847 shares are outstanding as of the date of this report, and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

On January 7, 2014, we filed a Certificate of Amendment to Articles of Incorporation changing our name from "Janus Resources, Inc." to "RenovaCare, Inc." so as to more fully reflect our operations. The Financial Industry Regulatory Authority declared the name change effective as of January 9, 2014. In conjunction with the name change, we changed our stock symbol on the OTCQB from "JANI" to "RCAR".

Our principal executive offices are located at 430 Park Avenue, Suite 702, New York, NY 10022. Our telephone number is (888) 398-0202.

As we are a smaller reporting company, we are not required to make certain disclosures otherwise required to be made in a Form 10-Q.

Description of Business

We are focusing on the acquisition, research, development and, if warranted, commercialization of autologous (using a patient's own cells) cellular therapies that can be used for medical and aesthetic applications. On July 12, 2013, we, through our wholly owned subsidiary, RenovaCare Sciences Corp., completed the acquisition of our flagship technologies (collectively, the "CellMist™ System") along with the associated United States patent applications and two (2) foreign patents, the first of which expires on August 22, 2027 and the second of which expires on April 26, 2031. The Cell Mist™ System is comprised of (i) a treatment methodology for cell isolation for the regeneration of human skin cells (the "CellMist™ Solution") and (ii) a solution sprayer device (the "SkinGun™") for delivering the cells to the treatment area. The solution sprayer device also is a medical-grade liquid spraying device for general use in wound care and irrigation. We effected the acquisition of the CellMistTM System through an asset purchase agreement with Dr. Gerlach (the "APA"). Pursuant to the terms of the APA, as amended on September 9, 2014, we paid Dr. Gerlach an initial sum of $100,000 and are obligated to pay him an additional $300,000 in four installments: (a) $100,000 on December 31, 2014; (b) $50,000 on December 31, 2015; (c) $50,000 on December 31, 2016; and (d) $100,000 on December 31, 2017. Additionally, we issued to Dr. Gerlach a Series A Warrant allowing him to purchase up to 1,200,000 shares of our common stock at a purchase price of $0.35 per share through July 12, 2019; the warrant vests in five equal annual installments.

The average adult human has a skin surface area of between 16 - 21 square feet, which protects all other organs against the external environment. When a person's skin is assailed by trauma or exposed to extreme heat, the skin's various layers may be destroyed and, depending on the severity of the injury, might cause life-threatening conditions. Currently, severe trauma to the skin, such as second or third degree burns, requires surgical mesh-grafting of skin, whereby healthy skin is removed from one area of the patient's body (a "donor site") and implanted on the damaged area. While mesh grafting is often the method of choice, we believe there are significant deficiencies with this method. The surgical procedure to remove healthy skin from the donor site can be painful and leaves the patient with a new wound that must also be attended to. In many instances the aesthetic results are not satisfying, as the color of the skin from the donor site may not match the skin color of the damaged skin. Additionally, since the ratio between the size of the wound area and the size of the donor site is quite low, i.e. the size of the skin removed must be substantially equal in size to the size of the damaged skin, the mesh-grafting approach is in many cases limited. Donor and injury sites can take weeks to heal, requiring expensive hospital stays, ongoing wound dressing management, and ever-changing anti-infection strategies. We are currently evaluating the efficacy and potential of our SkinGunTM, in combination with our CellMist™ Solution, in the treatment of tissue that has been subject to severe trauma such as second and third degree burns. In small scale clinical trials, the SkinGunTM and cell isolation methodology have shown the ability to regenerate a more natural and thicker skin. The CellMistTM System utilizes the patient's own skin stem cells and is able to address much larger treatment areas and at the same time reduce the size of the donor site. Furthermore, we believe the CellMistTM System enables the effective treatment of other skin disorders with minimal scarring compared to skin grafting.

In a clinical study of 19 patients with deep dermal wound burns to the face and neck conducted in Berlin, Germany prior to our purchase of the CellMist™ System, researchers stated that, "careful surgical debridement and consecutive application of CEA [cultured epithelial auto graft] suspensions using a spray technique results in excellent cosmetic outcomes compared with any other method." The same researchers concluded that, "We refuse to perform a prospective randomized study with groups in which traditional skin grafting and/or wound healing are still applied for the therapy for deep dermal burns due to the excellent results in our study. The method of CEA spray application has become our standard of care for these indications. The faster wound closure, the promotion of spontaneous wound healing by keratinocyte application, as well as the preservation of donor sites are further advantages of the method." (Hartmann MD, Bernd, et al, "Sprayed Cultured Epithelial Autografts for Deep Dermal Burns of the Face and Neck" Annals of Plastic Surgery, 58.1(2007): 70-73. Print. emphasis added). The CEA spray application used by the researchers in the publication refers to earlier iterations of what is now CellMistTM System . Dr. Gerlach, from whom we purchased the CellMistTM System, assisted in the study.

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

Results of Operations

Three and Nine Months Ended September 30, 2016 Compared with the Three and Nine Months Ended September 30, 2015

Operating Expenses

A summary of our operating expense for the three and nine months ended September 30, 2016 and 2015 follows:

	Three Months Ended September 30,		Increase /	Percentage
	2016	2015	(Decrease)	Change
Operating expense
Research and development	$45,381	$80,667	$(35,286)	-44%
General and administrative	210,881	197,484	13,397	7%
Stock compensation	12,951	18,879	(5,928)	-31%
Total operating expense	$269,213	$297,030	$(27,817)	-9%

	Nine Months Ended September 30,		Increase /	Percentage
	2016	2015	(Decrease)	Change
Operating expense
Research and development	$231,013	$192,292	$38,721	20%
General and administrative	1,059,825	546,324	513,501	94%
Stock compensation	287,238	39,542	247,696	626%
Total operating expense	$1,578,076	$778,158	$799,918	103%

Research and Development

Research and development (“R&D”) costs represent costs incurred to develop our CellMistTM System and are incurred pursuant to agreements with third party providers. R&D costs are expensed when incurred. R&D costs decreased during the three months ended September 30, 2016 compared to 2015, as a result of the timing of certain of our R&D expenses, which we expect will increase in the fourth quarter. R&D costs increased during the nine months ended September 30, 2016 compared to 2015 as a result of increased expenditures made in anticipation of our FDA and other regulatory filings.

General and Administrative

General and administrative costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. Costs increased during the three and nine months ended September 30, 2016 compared to 2015 due primarily to an investor outreach and branding program, increase in legal fees related to the drafting of a master clinical trial agreement and higher personnel costs.

Other Income (Expense)

Other income and expense primarily relates to a convertible promissory note dated September 9, 2016 with a face amount of $700,000. Interest expense relates to the stated interest of the convertible promissory note. Accretion of debt discount represents the accretion of the discount applied to the note as a result of the issuance of detachable warrants and the beneficial conversion feature contained in the note.

Liquidity and Capital Resources

We currently finance our activities through the sale of our equity securities and issuance of debt. There is no assurance that funding will be accessible to us at the times and in the amounts required to fund our ongoing operations. There are many conditions beyond our control, which have a direct bearing on the level of investor interest in the purchase of our securities.

We do not have any agreements or understandings with any person as to additional financing.

At September 30, 2016, we had cash of $687,747 (December 2015: $397,589) and working capital of $582,029 (December 2015: $172,099). Total liabilities as of September 30, 2016 were $251,320 (December 2015: $335,783).

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 1 to the consolidated financial statements, we have incurred recurring operating losses since inception of $10.6 million. We require additional funds to meet our obligations and maintain our operations. We have sufficient working capital to (i) pay our administrative and general operating expenses through January 31, 2017, and (ii) to conduct our preliminary research and development programs. We do not currently have cash flow from operations as we have no commercialized products; without cash flow from operations, we will need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order to implement our current research and development programs for the CellMistTM System. If we are unable to obtain adequate funds, or if such funds are not available to us on acceptable terms, our ability to continue our business as planned will be significantly impaired and it may cause us to curtail operations.

Net cash used in operating activities was $1,409,842 during the nine months ended September 30, 2016, compared to net cash used in operating activities of $787,206 during the nine months ended September 30, 2015.

Net cash provided by financing activities was $1,700,000 during the nine months ended September 30, 2016, compared to $1,010,000 during the nine months ended September 30, 2015.

On September 9, 2016, we entered into a loan agreement with KCC whereby KCC agreed to loan us up to $900,000 with an initial loan in the amount of $700,000. On February 2, 2016, KCC exercised a portion of its Series B Warrant for 2,173,913 shares of our common stock at an exercise price of $0.46 per share resulting in proceeds of $1,000,000.

On June 5, 2015, we entered into subscription agreements with five investors for the purchase and sale of an aggregate of 1,010,000 units of our equity securities at a price of $1.00 per unit for total gross proceeds of $1,010,000. Each unit consisted of one share of common stock and one Series D Warrant allowing the holder to purchase one share of our common stock at a price of $1.10 per share for a period of five years; we used the proceeds from the sale of the units for research and development and general corporate purposes.

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

The carrying value of cash and cash equivalents, contract and contribution payable, accounts payable, note payable and accrued expenses approximate their fair value because of the short-term nature of these instruments.

Management is of the opinion that we are not exposed to significant interest or credit risks arising from these financial instruments.

Market Risk Disclosures

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes during or subsequent to the periods presented.

Off-balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at September 30, 2016, and the subsequent period to through the date of this report, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements.

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

Other than as disclosed below, during the three and nine months ended September 30, 2016 and 2015, and the subsequent period, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

As compensation for their service on the Board, Dr. Kirkland and Mr. Sierchio receive an annual retainer of $6,000, payable in equal yearly installments in arrears and prorated for any partial years of service. For the three and nine months ended September 30, 2016, directors' and consulting fees with respect to our officers and directors were $3,000 (2015: $3,000) and $9,000 (2015: $9,000). Legal fees incurred with respect to one of our directors in the three and nine months ended September 30, 2016 were $30,080 (2015: $20,583) and $121,595 (2015: $83,138), respectively. Amounts included in accrued expenses – related parties were $30,080 at September 30, 2016 and $30,095 as of December 31, 2015.

In connection with our anticipated FDA and other regulatory filings, we engaged StemCell Systems to provide us with prototypes and related documents for our CellMistTM System. Pursuant to this engagement we incurred expenses of $24,000 and $80,667 for the three months ended September 30, 2016 and 2015, respectively, and $134,567 and $140,627 for the nine months ended September 30, 2016 and 2015, respectively. Dr. Gerlach, from whom we purchased the CellMist™ System, is a principal of StemCell Systems.

On September 9, 2016, we entered into a loan agreement (the “Loan Agreement”) with Kalen Capital Corporation (“KCC”), a private corporation that is wholly owned by Mr. Harmel S. Rayat, our majority shareholder. Pursuant to the terms of the Loan Agreement, KCC agreed to loan us up to $900,000 at an annual interest rate of 7% per year, compounded quarterly. KCC provided us with an initial loan in the amount of $700,000, which was evidenced by the Note; the remaining $200,000 may be loaned prior to December 31, 2017, upon the mutual agreement of the Company and KCC. The Note, including any interest due thereon, may be prepaid at any time without penalty. The Note matures on December 31, 2017, and, beginning on the first anniversary of the Note, can be converted, at KCC’s sole discretion, into shares of our common stock at conversion rate equal to the lesser of: (i) $1.54, or the closing price of our common stock on the day prior to the issuance of the Note or (ii) a 20%discount to the average closing price of our common stock for the five ays prior to the date on which KCC elects to convert the Note.

Per the Loan Agreement, we issued KCC a Series E Stock Purchase Warrant to purchase up to 584,416 shares of our common stock at a purchase price of the lesser of: (i) $1.54, the closing price of our common stock on the day prior to issuance of the Series E Warrant; or (ii) a 20% discount to the average closing price of our common stock for the five days prior to the date on which KCC elects to exercise the Series E Warrant. The Series E Warrant is exercisable for a period of five years from the date of issuance and may be exercised on a cashless basis.

On February 2, 2016, KCC exercised a portion of its Series B Warrant for 2,173,913 shares of our common stock at an exercise price of $0.46 per share resulting in proceeds of $1,000,000.

On May 1, 2015, we entered into an option agreement with Dr. Gerlach, pursuant to which we obtained a one-year exclusive option to evaluate certain technology for a fee of $24,000, payable in four quarterly installments of $6,000, with the first installment due on May 1, 2015. The final payment under the option agreement was paid during the three months ended March 31, 2016.

On September 25, 2014, we entered into a Charitable Grant Agreement with the University of Pittsburgh (the “University”), pursuant to which we committed to provide a charitable donation to the University in the aggregate amount of $75,000 (the “Grant”). We paid the Grant in eight quarterly installments of $9,375, with the first payment made in October 2014 and the final payment made July 20, 2016. Dr. Gerlach, from whom we purchased the CellMist™ System, is a professor at the University.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the three month period ended September 30, 2016, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer ("CEO") of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO has concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that: (i) information required to be disclosed by us in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2016.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1	Articles of incorporation (Incorporated by reference to Exhibit 3.1 of the Form 10-SB 12g filed on May 11, 1999).

3.2	Articles of Incorporation, as amended (Incorporated by reference to the Form 8-K filed on January 10, 2011).

3.3	Articles of Incorporation, as amended (Incorporated by reference to the Form 8-K filed on January 10, 2014).

3.4	Bylaws (Incorporated by reference to Exhibit 3.2 of the Form 10-SB 12g filed on May 11, 1999).

4.1	Convertible Promissory Note dated September 9, 2016 (Incorporated by reference to Form 8-K filed on September 16, 2016)

4.2	Series E Stock Purchase Warrant dated September 9, 2016 (Incorporated by reference to Form 8-K filed on September 16, 2016)

10.1	Loan Agreement between Kalen Capital Corporation and RenovaCare, Inc. dated September 9, 2016 (Incorporated by reference to Form 8-K filed on September 16, 2016)

31.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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

RenovaCare, Inc. (Registrant)

Date: November 10, 2016	By:	/s/ Thomas Bold
	Name:	Thomas Bold
	Title:	Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

