Form 10-K
period 2016-12-31
RenovaCare, Inc.
filed 2017-03-28
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 29, 2016, as reported on the OTCQB was $33,305,880. Common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 27, 2017, there were 74,650,675 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: None.

RENOVACARE, INC.

FORM 10-K

For The Fiscal Year Ended December 31, 2016

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

ITEM 1. BUSINESS

Overview

RenovaCare, Inc. (formerly Janus Resources, Inc.) (together with its wholly owned subsidiary, “RenovaCare” the “Company” “we” “us” and “our”) was incorporated under the laws of the State of Nevada and has an authorized capital of 500,000,000 shares of $0.00001 par value common stock, of which 74,650,675 shares are outstanding as of March 10, 2017, and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

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

Description of Business

We are a development-stage company focusing on the acquisition, research, development and, if warranted, commercialization of autologous (using a patient’s own cells) cellular therapies that can be used for medical and aesthetic applications. On July 12, 2013, we, through our wholly owned subsidiary, RenovaCare Sciences Corp., completed the acquisition of our flagship technologies (collectively, the “CellMistTM System”) along with the associated United States patent applications and two foreign patents, the first of which expires on August 22, 2027 and the second of which expires on April 26, 2031. One of the two US patent applications was granted to us on November 29, 2016 (Patent No.: US 9,505,000) and expires on or about March 3, 2035. The CellMistTM System is comprised of (a) a treatment methodology for cell isolation for the regeneration of human skin cells (the “CellMistTM Solution”) and (b) a solution sprayer device (the “SkinGunTM”) for delivering the cells to the treatment area. Based on these technologies we have recently filed two additional patent applications, one with the United States Patent and Trademark Office titled “Modular Device for Cell Spraying,” and one with the European Patent Office titled “Disposable Apparatus and Device with Unsterile Reusable Apparatus for Sterile Application of a Liquid.” We effected the acquisition of the CellMistTM System through an asset purchase agreement with Dr. Jorg Gerlach, MD, PhD (the “APA”). Pursuant to the terms of the APA, as amended on September 9, 2014, we paid Dr. Gerlach an initial sum of $100,000 and are obligated to pay him an additional $300,000 in four installments: (a) $100,000 on December 31, 2014; (b) $50,000 on December 31, 2015; (c) $50,000 on December 31, 2016; and (d) $100,000 on December 31, 2017. Additionally, we issued to Dr. Gerlach a Series A Warrant allowing him to purchase up to 1,200,000 shares of our common stock at a purchase price of $0.35 per share through July 12, 2019; the warrant vests in five equal annual installments.

The average adult human has a skin surface area of between 16 - 21 square feet, which protects all other organs against the external environment. When a person’s skin is assailed by trauma or exposed to extreme heat, the skin's various layers may be destroyed and, depending on the severity of the injury, might cause life-threatening conditions. Currently, severe trauma to the skin, such as second or third degree burns, requires surgical mesh-grafting of skin, whereby healthy skin is removed from one area of the patient's body (a “donor site”) and implanted on the damaged area. While mesh grafting is often the method of choice, we believe there are significant deficiencies with this method. The surgical procedure to remove healthy skin from the donor site can be painful and leaves the patient with a new wound that must also be attended to. In many instances the aesthetic results are not satisfying, as the color of the skin from the donor site may not match the skin color of the damaged skin. Additionally, since the ratio between the size of the wound area and the size of the donor site is quite low, i.e. the size of the skin removed must be substantially equal in size to the size of the damaged skin, the mesh-grafting approach is in many cases limited. Donor and injury sites can take weeks to heal, requiring expensive hospital stays, ongoing wound dressing management, and ever-changing anti-infection strategies. We are currently evaluating the efficacy and potential of our SkinGunTM, in combination with our CellMist™ Solution, in the treatment of tissue that has been subject to severe trauma such as second and third degree burns. In small scale clinical trials, the CellMistTM System has shown the ability to regenerate a more natural and thicker skin. The CellMistTM System utilizes the patient’s own skin stem cells and is able to address much larger treatment areas and at the same time reduce the size of the donor site. Furthermore, we believe the CellMistTM System enables the effective treatment of other skin disorders with minimal scarring compared to skin grafting.

In a clinical study of 19 patients with deep dermal wound burns to the face and neck conducted in Berlin, Germany prior to our purchase of the CellMist™ System, researchers stated that, “careful surgical debridement and consecutive application of CEA [cultured epithelial auto graft] suspensions using a spray technique results in excellent cosmetic outcomes compared with any other method.” The same researchers concluded that, “We refuse to perform a prospective randomized study with groups in which traditional skin grafting and/or wound healing are still applied for the therapy for deep dermal burns due to the excellent results in our study. The method of CEA spray application has become our standard of care for these indications. The faster wound closure, the promotion of spontaneous wound healing by keratinocyte application, as well as the preservation of donor sites are further advantages of the method.” (Hartmann MD, Bernd, et al, “Sprayed Cultured Epithelial Autografts for Deep Dermal Burns of the Face and Neck” Annals of Plastic Surgery, 58.1(2007): 70-73. Print. emphasis added). The CEA spray application used by the researchers in the publication refers to earlier iterations of what is now CellMistTM System. Dr. Gerlach, from whom we purchased the CellMistTM System, assisted in the study.

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

Strategy

Our ultimate goal is to leverage the potential of our CellMist™ System as cutting edge treatments in skin therapy. Before we can do so, however, there are a number of steps we must first take, including:

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

Governmental Regulations

Domestic Regulation

Governmental authorities in the U.S., at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, packaging, promotion, storage, advertising, distribution, marketing and export and import of products or devices such as those we are attempting to develop. Our device candidates, to the extent they are developed, will likely be subject to pre-market approval by the FDA prior to their marketing for commercial use in the U.S., and to any approvals required by foreign governmental entities prior to their marketing outside the U.S. In addition, any changes or modifications to a device that has received regulatory clearance or approval that could significantly affect its safety or effectiveness, or would constitute a major change in its intended use, and may require the submission of a new application in the U.S. for pre-market approval, or for foreign regulatory approvals outside the U.S.. The process of obtaining foreign approvals, can be expensive, time consuming and uncertain. We may be required to file for premarket approval (“PMA”) for the SkinGunTMor any other device that we commercialize if it is deemed a Class III medical device. PMA is the FDA process of scientific and regulatory review to evaluate the safety and effectiveness of Class III medical devices. Class III devices are those that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury. Due to the level of risk associated with Class III devices, the FDA has determined that general and special controls alone are insufficient to assure the safety and effectiveness of class III devices. Therefore, these devices require a PMA application under section 515 of the Federal Food, Drug and Cosmetic Act in order to obtain marketing clearance.

PMA is the most stringent type of device marketing application required by the FDA. The applicant must receive FDA approval of its PMA application prior to marketing the device. PMA approval is based on a determination by FDA that the PMA contains sufficient valid scientific evidence to assure that the device is safe and effective for its intended use(s). An approved PMA is, in effect, a private license granting the applicant (or owner) permission to market the device.

Investigational Device Exemption (“IDE”)

Among the data required in a PMA application is human clinical test data. The FDA’s regulation that governs the human testing is the IDE and other patient protection regulations. For devices that are considered Significant Risk, an IDE application is required. It consists of the proposed clinical protocol and all supporting study documentation and must be submitted and approved by FDA and an Institutional Review Board (IRB) prior to initiation of the human testing. Since the CellMistTM System employs the use of stem cells taken from the patient, it is considered Significant Risk by the FDA; therefore, we will be required to file an IDE application prior to conducting a clinical study for any application, such as for treatment of severe burns. The FDA has a specified review timeline and process for IDE reviews - each review phase takes 30 days and if the FDA has questions or concerns about the study design, there may be multiple review rounds until FDA either: (a) conditionally approves, (b) approves or (c) denies approval of the clinical study conduct under the submitted IDE. There is no guarantee that any IDE application we submit will be approved by the FDA.

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

Competition

The pharmaceutical and wound care industries are characterized by intense competition, rapid product development and technological change. Our CellMistTM System competes with a variety of companies in the wound care markets, many of which offer substantially different treatments for similar problems. Currently Avita Medical Limited is evaluating the efficacy of ReCell®, a cell spray device and a cell isolation procedure for autologous cells. Integra Lifesciences Holding Corp. sells Integra® Dermal Regeneration Template, which does not use autologous cells, but instead uses an animal-derived intercellular matrix with an artificial waterproof barrier. Other competitors include: MiMedx Group, Inc.; Acelity L.P. Inc.; Fibrocell Science, Inc.; Shire Plc and Organogenesis, Inc.

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

Strategy

Our ultimate goal is to leverage the potential of our CellMistTM System as cutting edge treatments in skin therapy. Before we can do so, however, there are a number of steps we must first take, including:

•	initiating a series of clinical trials to determine the CellMistTM System’s efficacy for treating wounds and burns;

•	expanding the range of possible applications;

•	formalizing collaborations with universities and scientific partners;

•	creating a network of clinical and research partners; and

•	achieving Food and Drug Administration (the “FDA”) and other regulatory clearance/approval.

Additionally, we will likely be required to raise significant capital in order to fund our ongoing research and development operations, and there is no guarantee that we will be able to raise on acceptable terms, if at all.

Operations

We expect to be engaged in research and development activities for the foreseeable future.

Employees

We currently have one full time employee, Mr. Andrew Danielson, Director of Operations, and three part-time contractors: Mr. Thomas Bold, President and Chief Executive Officer and Interim Chief Financial Officer; Ms. Patsy Trisler, Vice-President Clinical & Regulatory Affairs; and Dr. Roger Esteban-Vives, Director of Cell Sciences.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

Our business operations are subject to numerous risks, including the risk of delays in, or discontinuation of, our research and development due to lack of financing, poor results, inability to commercialize our technologies or to obtain necessary regulatory approvals to market the products, unforeseen safety issues relating to the products and dependence on third party collaborators to conduct research and development of the products. Because we are an early stage company with a limited history of operations, we are also subject to many risks associated with early-stage companies. For a more detailed discussion of some of the risks associated with the Company please review our registration statements on Form S-1 filed with the SEC, along with any amendments thereto.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any properties. Our corporate offices are located at 430 Park Avenue, Suite 702, New York, NY 10022 and they are provided to us free of charge by one of our directors. We also have a lease agreement for an office in Pittsburgh, PA where our full time employee is based.

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

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2016 – High	$2.35	$2.58	$2.48	$2.81
2016 – Low	$0.96	$1.96	$1.25	$0.88
2015 – High	$1.50	$1.45	$2.26	$2.18
2015 – Low	$0.81	$1.25	$1.26	$1.50

The closing price of our common stock on March 20, 2017, was $3.67 As of March 20, 2017, there were approximately 357 stockholders of record (this number does not include stockholders who hold their stock through brokers, banks and other nominees).

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

Rule 144

There were 74,650,675 shares of our common stock issued and outstanding at March 10, 2017, of which 50,434,437 shares are deemed “restricted securities,” within the meaning of Rule 144. Absent registration under the Securities Act, the sale of such shares is subject to Rule 144, as promulgated under the Securities Act.

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

Results of Operations

Year Ended Year Ended December 31, 2016 versus December 31, 2015

	Year Ended December 31,		Increase /	Percentage
	2015	2016	(Decrease)	Change
Operating expense:
Research and development	$309,503	$281,218	$28,285	10
General and administrative	1,306,457	978,167	328,290	34
Stock compensation	282,262	59,122	223,140	377
Total operating expense	$1,898,222	$1,318,507	$579,715	44

Research and Development

Research and development (“R&D”) costs represent costs incurred to develop our CellMistTM System and are incurred pursuant to agreements with third party providers. R&D costs are expensed when incurred. R&D costs increased during the year ended December 31, 2016 compared to 2015, as a result of increased expenditures made in anticipation of our FDA and other regulatory filings.

General and Administrative

General and administrative costs include all expenditures incurred other than R&D related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. Costs increased during the year ended December 31, 2016 compared to 2015 due primarily to an investor outreach and name branding program, increase in legal fees related to the negotiating and drafting of agreements and higher personnel costs offset by decreases in certain consulting fees, travel costs and charitable donations of $83,000 which were paid to the University of Pittsburgh in 2015.

Other Income (Expense)

Other income relates to interest earned on bank account deposits. Other expense relates to a convertible promissory note dated September 9, 2016 with a face amount of $700,000. Interest expense relates to the stated interest of the convertible promissory note. Accretion of debt discount represents the accretion of the discount applied to the note as a result of the issuance of detachable warrants and the beneficial conversion feature contained in the note.

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

At December 31, 2016, we had cash of $418,031 and working capital of $85,575. Total liabilities as of December 31, 2016 were $363,991.

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 1 to the consolidated financial statements, we have incurred recurring operating losses since inception of $11,051,584. We require additional funds to meet our obligations and maintain our operations. Subsequent to December 31, 2017, the Company received $445,000 upon the sale of three convertible promissory notes. As a result, we have sufficient cash on hand to pay our administrative and general operating expenses through June 30, 2017. We do not currently have cash flow from operations as we have no commercialized products; without cash flow from operations, we will need to obtain additional funds (presumably through equity offerings, debt borrowing or through the exercise of outstanding warrants, which, if exercised in total for cash would result in proceeds of $6,562,000; all of our outstanding warrants currently include a “cashless exercise” feature) in order to implement our current research and development programs for the CellMistTM System. If we are unable to obtain adequate funds, or if such funds are not available to us on acceptable terms, our ability to continue our business as planned will be significantly impaired and it may cause us to curtail operations.

Net cash used in operating activities was $1,788,608 during the year ended December 31, 2016, compared to net cash used in operating activities of $1,295,509 during the year ended December 31, 2015.

Net cash used in investing activities was $951 during the year ended December 31, 2016, compared to no cash used in investing activities during the year ended December 31, 2015.

Net cash provided by financing activities was $1,810,001 during the year ended December 31, 2016, compared to $1,010,000 during the year ended December 31, 2015.

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

Fair Value of Financial Instruments and Risks

The carrying value of cash and cash equivalents, accounts payable, and contract and contribution payable, approximate their fair value because of the short-term nature of these instruments and their liquidity. It is not practical to determine the fair value of the Company’s note payable and accrued interest due to the complex terms. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Plans for Next Twelve Months

During the next twelve months we intend to continue our research and development efforts on the CellMistTM System. As part of these efforts we intend to make certain filings with regulatory bodies, including, but not limited to, the FDA, in order to obtain regulatory approval for the clinical use of the CellMistTM System. Our cash position, relative to our cash requirements with respect to our research and development, raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern. Our actual results could differ materially from those anticipated in these forward-looking statements.

Share Capital

At December 31, 2016, we had:

•	Authorized share capital of 10,000,000 preferred shares with par value of $0.0001.

•	Authorized share capital of 500,000,000 common shares with par value of $0.00001 each.

•	70,069,693 common shares were issued and outstanding.

Market Risk Disclosures

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes during the years ended December 31, 2016 and 2015, and the subsequent period through the date of this annual report.

Off-balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at December 31, 2016, and the subsequent period through the date of this annual report, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements.

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

The following audited consolidated financial statements are filed as part of this annual report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

RenovaCare, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of RenovaCare, Inc. and Subsidiaries (“the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RenovaCare, Inc. and Subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred net operating losses and operating cash flow deficits that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PETERSON SULLIVAN LLP

Seattle, Washington

March 28, 2017

RENOVACARE, INC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$418,031	$397,589
Prepaid expenses	31,535	10,293
Total current assets	449,566	407,882

Equipment, net of accumulated depreciation of $53 for 2016	898	-
Intangible assets	152,854	152,854
Total assets	$603,318	$560,736

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$-	$71,563
Accounts payable - related parties	33,290	30,095
Contract and contribution payable	150,000	134,125
Interest payable to related party	15,220	-
Convertible promissory notes payable to related party, net of discount of $534,519 for 2016	165,481	-
Total current liabilities	363,991	235,783

Contract and contribution payable, less current portion	-	100,000
Total liabilities	363,991	335,783

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.00001 par value; 500,000,000 shares authorized, 70,069,693 and 67,781,934 shares issued and outstanding at December 31, 2016 and 2015, respectively	702	678
Additional paid-in capital	11,290,209	9,197,970
Retained deficit	(11,051,584)	(8,973,695)
Total stockholders' equity	239,327	224,953
Total liabilities and stockholders' equity	$603,318	$560,736

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2016	2015

Revenue	$-	$-

Operating expense
Research and development	309,503	281,218
General and administrative	1,588,719	1,037,289
Total operating expense	1,898,222	1,318,507

Loss from operations	(1,898,222)	(1,318,507)

Other income (expense)
Interest income	1,034	-
Interest expense	(15,220)	-
Accretion of debt discount	(165,481)	-
Total other income (expense)	(179,667)	-

Net loss	$(2,077,889)	$(1,318,507)

Basic and Diluted Loss per Common Share	$(0.03)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	69,772,485	67,233,254

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2014	66,575,122	$666	$8,128,860	$(7,655,188)	$474,338

Issuance of common stock plus warrants	1,010,000	10	1,009,990	-	1,010,000
Issuance of common stock from the exercise of warrants	196,812	2	(2)	-	-
Stock based compensation due to common stock purchase options	-	-	59,122	-	59,122
Net loss for the year ended December 31, 2015	-	-	-	(1,318,507)	(1,318,507)
Balance, December 31, 2015	67,781,934	678	9,197,970	(8,973,695)	224,953

Issuance of common stock from the exercise of warrants	2,273,913	24	1,109,977	-	1,110,001
Issuance of common stock from the exercise of stock options	13,846	-	-	-	-
Stock based compensation due to common stock purchase options	-	-	296,123	-	296,123
Reversal of stock based compensation due to forfeiture of stock options	-	-	(13,861)	-	(13,861)
Discount on convertible promissory note due to detachable warrants	-	-	340,735	-	340,735
Discount on convertible promissory note due to beneficial conversion feature	-	-	359,265	-	359,265
Net loss for the year ended December 31, 2016	-	-	-	(2,077,889)	(2,077,889)
Balance, December 31, 2016	70,069,693	$702	$11,290,209	$(11,051,584)	$239,327

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2016	2015
Cash flows from operating activities
Net loss	$(2,077,889)	$(1,318,507)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	53	-
Impairment loss	-	10,000
Stock based compensation expense	282,262	59,122
Accretion of debt discount	165,481	-
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(21,242)	(2,845)
Increase (decrease) in accounts payable	(71,563)	65,381
Increase (decrease) in related party payable	3,195	22,840
Increase (decrease) in interest payable to related party	15,220	-
Increase (decrease) in contract and contributions payable	(84,125)	(131,500)
Net cash flows from operating activities	(1,788,608)	(1,295,509)

Cash flows from investing activity
Purchase of equipment	(951)	-
Net cash flows from investing activity	(951)	-

Cash flows from financing activities
Proceeds from exercise of warrants and issuance of common stock	1,110,001	1,010,000
Proceeds from the issuance of convertible promissory note	700,000	-
Net cash flows from financing activities	1,810,001	1,010,000

Increase (decrease) in cash and cash equivalents	20,442	(285,509)

Cash and cash equivalents at beginning of year	397,589	683,098

Cash and cash equivalents at end of year	$418,031	$397,589

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Debt discount recorded for value of warrants issued	$340,735	$-
Debt discount recorded for beneficial conversion feature	$359,265	$-

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

On July 12, 2013, the Company, through its wholly owned subsidiary, RenovaCare Sciences Corp. (“RenovaCare Sciences”), completed the acquisition of its flagship technologies (collectively, the “CellMistTM System”) along with the associated United States patent applications and two foreign patents, the first of which expires on August 22, 2027 and the second of which expires on April 26, 2031. One of the two US patent applications was granted to the Company on November 29, 2016 (Patent No.: US 9,505,000) and expires on or about March 3, 2035. The CellMistTM System is comprised of (a) a treatment methodology for cell isolation for the regeneration of human skin cells (the “CellMistTM Solution”) and (b) a solution sprayer device (the “SkinGunTM”) for delivering the cells to the treatment area. Based on these technologies the Company has recently filed two additional patent applications, one with the United States Patent and Trademark Office titled “Modular Device for Cell Spraying,” and one with the European Patent Office titled “Disposable Apparatus and Device with Unsterile Reusable Apparatus for Sterile Application of a Liquid.”

The Company has recently incurred net operating losses and operating cash flow deficits. As of December 31, 2016, the Company’s accumulated deficit is $11,051,584. The Company does not currently generate revenues and will continue to incur losses from operations and operating cash flow deficits in the future. Subsequent to December 31, 2016, the Company received $445,000 upon the sale of three convertible promissory notes. Management believes that the Company's cash and cash equivalent balances and other external sources of capital will be sufficient to meet the Company's cash requirements through June 2017. The Company's activities are subject to significant risks and uncertainties due to the stage of the development of the Company's cellular therapies. The future of the Company after June 2017 will depend on its ability to successfully raise capital from external sources to fund operations. If the Company is unable to obtain adequate funds, or if such funds are not available to it on acceptable terms, the Company's ability to continue its business to develop its cellular therapies will be significantly impaired and it may cause the Company to curtail operations.

The matters described above raise substantial doubt about the Company's ability to continue as a going concern within one year after the date these consolidated financial statements were issued. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Note 2. Significant Accounting Policies

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718)”, which is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. The Company does not expect adoption of ASU 2016-09 to have a material impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. ASU 2016-02 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. ASU 2016-02 also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-02 is effective for the Company beginning January 1, 2019. Early adoption is permitted. The Company has determined that the adoption of ASU 2016-02 will currently have no impact on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The Company has determined that the adoption of ASU 2015-17 will currently have no impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, to clarify the principles used to recognize revenue for all entities. In March 2016, the FASB issued ASU 2016-08 to further clarify the implementation guidance on principal versus agent considerations. The guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company has determined that the adoption of ASU 2014-09 will currently have no impact on its consolidated financial statements.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable, and contract and contribution payable, approximate their fair value because of the short-term nature of these instruments and their liquidity. It is not practical to determine the fair value of the Company’s note payable and accrued interest due to the complex terms. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

Equipment

Equipment is carried at cost, less accumulated depreciation and amortization. Major improvements are capitalized, while repair and maintenance are expensed when incurred. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Depreciation is computed on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives

Office equipment	3-5 years
Furniture & equipment	5-7 years

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

Stock Options

The Company measures all stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period. The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant. The Black-Scholes pricing model requires management to make assumptions regarding option lives, expected volatility, and risk free interest rates. The Company’s policy is to issue new shares upon exercise of options.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. The Company reports a liability for unrecognized tax benefits resulting from uncertain income tax positions, if any, taken or expected to be taken in an income tax return. Estimated interest and penalties are recorded as a component of interest expense or other expense, respectively.

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

Following is the computation of basic and diluted net loss per share for the years ended December 31, 2016 and 2015:

	Years Ended
	December 31,
	2016	2015
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(2,077,889)	$(1,318,507)
Denominator:
Weighted average number of common shares outstanding	69,772,485	67,233,254
Basic and diluted EPS	$(0.03)	$(0.02)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	385,000	257,500
Warrants	7,280,503	8,970,000
Convertible debt	464,428	-
Total shares not included in the computation of diluted losses per share	8,129,931	9,227,500

Related Party Transactions

A related party is generally defined as (i) any person who holds 10% or more of the Company's securities and their immediate families; (ii) the Company's management; (iii) someone who directly or indirectly controls, is controlled by or is under common control with the Company; or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See “Note 9. Related Party Transactions,” for further discussion.

Note 3. Assets – Intellectual Property

On July 12, 2013, the Company, together with its wholly owned subsidiary, RenovaCare Sciences, entered into an asset purchase agreement (“APA”) with Dr. Jörg Gerlach, MD, PhD, pursuant to which RenovaCare Sciences purchased all of Dr. Gerlach’s rights, title and interest in the CellMistTM System. Acquisition related costs amounted to $52,852 and were capitalized together with the cash payment upon the closing of the transaction in July 2013 of $100,002. Intangible assets amounted to $152,854 at December 31, 2016 and 2015.

Note 4. Contract and Contribution Payable

On May 1, 2015, the Company entered into an option agreement (the “Option Agreement”) with Dr. Gerlach, pursuant to which the Company obtained a one-year exclusive option to evaluate a wound cap technology (the “Technology”). Pursuant to the terms of the Option Agreement, the Company paid Dr. Gerlach a non-refundable fee of $24,000 in four quarterly installments of $6,000, with the first installment paid in May 2015 and the final payment made during the three months ended March 31, 2016.

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

On June 9, 2014, the Company, together with its wholly owned subsidiary, RenovaCare Sciences, entered into an amended asset purchase agreement (the “Amended APA”) with Dr. Jörg Gerlach, MD, PhD, pursuant to which RenovaCare Sciences purchased all of Dr. Gerlach's rights, title and interest in the CellMist™ System. The Amended APA provided for cash payments of $300,000 as partial consideration for the purchase which are payable as follows: (a) $100,000 on December 31, 2014; (b) $50,000 on December 31, 2015; (c) $50,000 on December 31, 2016; and (d) $100,000 on December 31, 2017. At December 31, 2016, $150,000 of the amount payable to Dr. Gerlach was recorded as current liabilities in the accompanying consolidated balance sheet.

Below is a summary of contract and contribution payable at December 31, 2016 and 2015:

	2016	2015
Contribution payable to the University of Pittsburgh, in quarterly installments of $9,375, through July 2016	$-	$28,125
Contract payable to Dr. Jorg Gerlach in connection with the APA. $50,000 was due on December 31, 2016 and $100,000 is due on December 31, 2017	150,000	200,000
Contract for option agreement purchase	-	6,000
Total	150,000	234,125
Less: current portion	(150,000)	(134,125)
Long-term portion	$-	$100,000

See also “Note 9. Related Party Transactions.”

Note 5. Debt

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

During the year ended December 31, 2016, the Company recognized $15,220 of interest expense and $165,481 of accretion related to the debt discount. The remaining debt discount of $534,519 will be amortized over the next four quarters through December 31, 2017.

Note 6. Common Stock and Warrants

Common Stock

At December 31, 2016, the Company had 500,000,000 authorized shares of common stock with a par value of $0.00001 per share, 70,069,693 shares of common stock outstanding and 19,595,000 shares reserved for issuance under the Company’s 2013 Long-Term Incentive Plan (the “2013 Plan”) as adopted and approved by the Company’s Board of Directors (the “Board”) on June 20, 2013 that provides for the grant of stock options to employees, directors, officers and consultants (See “Note 7. Stock Options”).

During the year ended December 31, 2016, the Company had the following common stock related transactions:

•	issued 100,000 shares of common stock, upon the exercise of a Series D Warrant at an exercise price of $1.10 per share resulting in $110,001 of proceeds to the Company.

•	issued 2,173,913 shares of common stock to KCC on February 2, 2016, upon the exercise of a portion of its Series B Warrant at an exercise price of $0.46 per share resulting in $1,000,000 of proceeds to the Company.

•	issued 13,846 shares of common stock upon the cashless exercise of an option to purchase 20,000 shares by Joseph Sierchio, a director.

During the year ended December 31, 2015, the Company had the following common stock related transactions:

•	issued 196,812 shares of common stock upon the cashless exercise of a Series A Warrant to purchase up to 240,000 shares by Dr. Gerlach.

•	issued 1,010,000 shares of common stock On June 5, 2015, pursuant to a private placement with five investors for the purchase and sale of an aggregate of 1,010,000 units of equity securities (the “Units”) at a price of $1.00 per Unit for total gross proceeds of $1,010,000. Each Unit consisted of one share of common stock and one Series D Stock Purchase Warrant allowing the holder to purchase one share of the Company’s common stock at a price of $1.10 per share for a period of five years; the Series D Warrants contain a provision allowing the holder to exercise the Series D Warrant on a cashless basis as further set forth therein.

Warrants

The following table summarizes information about warrants outstanding at December 31, 2016 and 2015:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted
	December 31,		Average
Description	2016	2015	Exercise Price	Expiration
Series A	960,000	960,000	$0.35	July 12, 2019
Series B	1,326,087	3,500,000	$0.46	November 29, 2018
Series C	3,500,000	3,500,000	$0.49	November 29, 2018
Series D	910,000	1,010,000	$1.10	June 5, 2020
Series E	584,416	-	$1.13	September 8, 2021
Total	7,280,503	8,970,000

As consideration for the CellMistTM System and services performed in connection therewith, the Company issued to Dr. Gerlach a Series A Stock Purchase Warrant entitling him to purchase 1,200,000 shares of the Company’s common stock at an exercise price of $0.35 per share. Pursuant to the terms of the Amended APA, the Series A Warrant will vest in five equal installments of 240,000 shares on each of July 12, 2014, July 12, 2015, July 12, 2016, July 12, 2017 and July 12, 2018. On August 5, 2015, Dr. Gerlach exercised a Series A Warrant to purchase up to 240,000 shares on a cashless basis and the Company issued him 196,812 shares of common stock.

A Series B Warrant with an exercise price of $0.46 to purchase 3,500,000 shares of common stock was issued on November 29, 2013 to KCC in connection with the 11/29 Financing. On February 2, 2016, KCC exercised a portion of its Series B Warrant for 2,173,913 shares of the Company’s common stock resulting in proceeds of $1,000,000.

A Series C Warrant with an exercise price of $0.49, to purchase 3,500,000 shares of common stock was issued on November 29, 2013 to KCC in connection with a financing.

A Series D Warrant, with an exercise price of $1.10, to purchase 1,010,000 shares of common stock was issued on June 5, 2015 in connection with the sale of units pursuant to a private placement. On December 6, 2016, 100,000 Series D Warrants were exercised resulting in the Company receiving $110,000 of proceeds.

A Series E Warrant to purchase 584,416 shares of common stock was issued on September 9, 2016 in connection with the Loan Agreement. The Series E Warrant has an exercise price of the lesser of: (i) $1.54, the closing price of the Company’s common stock as quoted on the OTCQB on the day prior to issuance of the Warrant; or (ii) a twenty percent (20%) discount to the average closing price of the Company’s common stock as quoted on the OTCQB for the five days prior to the date on which KCC elects to exercise the Warrant. The Warrant is exercisable for a period of five years from the date of issuance and may be exercised on a cashless basis using the formula contained therein.

Note 7. Stock Options

On June 20, 2013, the Company’s Board adopted the 2013 Long-Term Incentive Plan and on November 15, 2013, a stockholder owning a majority of the Company’s issued and outstanding stock approved adoption to the 2013 Plan. Pursuant to the terms of the 2013 Plan, an aggregate of 20,000,000 shares of the Company’s common stock are reserved for issuance to the Company’s officers, directors, employees and consultants in order to attract and hire key technical personnel and management. Options granted to employees under the 2013 Plan, including directors and officers who are employees, may be incentive stock options or non-qualified stock options; options granted to others under the 2013 Plan are limited to non-qualified stock options. As of December 31, 2016, there were 19,595,000 shares available for grant.

The 2013 Plan is administered by the Board or a committee designated by the Board. Subject to the provisions of the 2013 Plan, the Board has the authority to determine the officers, employees and consultants to whom options will be granted, the number of shares covered by each option, vesting rights and the terms and conditions of each option that is granted to them; however, no person may be granted in any of the Company's fiscal year, options to purchase more than 2,000,000 shares under the 2013 Plan, and the aggregate fair market value (determined at the time the option is granted) of the shares with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year cannot exceed $100,000. Options granted pursuant to the 2013 Plan are exercisable no later than ten years after the date of grant.

The exercise price per share of common stock for options granted under the 2013 Plan will be the fair market value of the Company's common stock on the date of grant, using the closing price of the Company's common stock on the last trading day prior to the date of grant, except for incentive stock options granted to a holder of ten percent or more of the Company's common stock, for whom the exercise price per share will not be less than 110% of the fair market value. No option can be granted under the 2013 Plan after June 20, 2023.

Stock Option Activity

The following table summarizes stock option activity for the period ended December 31, 2016:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2014	185,000	0.83
Grants	80,000	1.54
Forfeitures	(7,500)	1.43
Outstanding at December 31, 2015	257,500	1.07
Grants	187,500	1.92
Forfeitures	(40,000)	1.65
Exercises	(20,000)	0.80
Outstanding at December 31, 2016	385,000	1.42	8.30 years	277,625
Exercisable at December 31, 2016	347,500	1.44	8.36 years	244,925
Available for grant at December 31, 2016	19,595,000

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. There were 187,500 stock options granted during the year ended December 31, 2016 with a weighted-average grant date fair value of $1.41. There were 80,000 stock options granted during the year ended December 31, 2015 with a weighted-average grant date fair value of $1.18. There were 20,000 options exercised on a cashless basis during the year ended December 31, 2016, with an aggregate intrinsic value of $36,000. There were no stock options exercised during the year ended December 31, 2015. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company's historical experience. The risk-free interest rate is based on a U.S. treasury note with maturity similar to the option award's expected life. The expected life represents the average period of time that options granted are expected to be outstanding. The assumptions for volatility, expected life, dividend yield and risk-free interest rate for options granted are presented in the table below:

27

	2016	2015
Risk-free interest rate	1.23%-1.41%	1.49%-1.70%
Expected life in years	5.5	5.0
Weighted Avg. Expected Volatility	92%	88.4–105.3%
Expected dividend yield	0	0

The fair value of the Company’s stock options is expensed ratably over their respective vesting periods. During the years ended December 31, 2016 and 2015, the Company recognized $282,262 and $59,122, respectively, in share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time Stock-based compensation expense is recognized as general and administrative expenses. As of December 31, 2016, the Company had $8,404 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 2.25 years.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2016:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.65	40,000	7.01	$0.65	40,000	7.01	$0.65
0.75	40,000	6.92	0.75	40,000	6.92	0.75
0.80	30,000	7.62	0.80	30,000	7.62	0.80
1.05	55,000	7.25	1.05	25,000	7.25	1.05
1.25	7,500	8.46	1.25	7,500	8.46	1.25
1.34	7,500	8.50	1.34	7,500	8.50	1.34
1.65	10,000	8.84	1.65	10,000	8.84	1.65
1.70	7,500	8.79	1.70	7,500	8.79	1.70
1.91	180,000	9.21	1.91	180,000	9.21	1.91
2.28	7,500	9.56	2.28	-	9.56	2.28
Total	385,000	8.30	$1.42	347,500	8.36	$1.44

Note 8. Commitments

Effective March 1, 2015, the Company entered into a lease agreement (the “Lease”) in the Pittsburgh Life Sciences Greenhouse at a monthly rate of $750. The Company has the option to terminate the Lease on the twelve month anniversary of the commencement date, upon one hundred and twenty days’ prior written notice. The Lease was renewed effective March 1, 2016 at a monthly rate of $800. Rent expense for the years ended December 31, 2016 and 2015 was $9,500 and $9,000, respectively.

On August 1, 2013, the Company and Vector Asset Management, Inc. (“Vector”) entered into a Consulting Agreement whereby Vector will assist the Company with identifying subject matter experts in the medical device and biotechnology industries and to assist the Company with its ongoing research, development and eventual commercialization of its Regeneration Technology (collectively, the “Services”). On May 1, 2016, Vector and the Company entered into an amendment to the consulting agreement. Pursuant to the amendment, the term of the agreement terminates only upon written notice, and the monthly consulting fee, in consideration of the Services, was increased to $6,800 from $5,000. No other changes were made to the agreement.

In connection with the Company’s anticipated regulatory filings, the Company has engaged StemCell Systems GmbH (“StemCell Systems”) to provide it with prototypes and related documents. Pursuant to this engagement the Company incurred expenses of $184,517 and $194,336 in during the years ended December 31, 2016 and 2015, respectively. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a principal of StemCell Systems.

See also “Note 9. Related Party Transactions.”

Note 9. Related Party Transactions

As compensation for their service on the Board, Dr. Kirkland and Mr. Sierchio will receive an annual retainer of $6,000, payable in equal yearly installments in arrears and prorated for any partial years of service. Additionally, on March 15, 2016, the Company granted to each of Dr. Kirkland and Mr. Sierchio an incentive stock option to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.91 per share, the closing price of the Company’s common stock on the day prior to the grant. The options became fully vested upon grant and may be exercised on a “cashless basis” using the formula contained therein.

The law firm of Sierchio & Partners, LLP, of which Joseph Sierchio, one of the Company’s directors, was a principal, has provided counsel to the Company since August 26, 2010. Beginning in September 2016, Mr. Sierchio became a partner at Satterlee Stephens LLP (“Satterlee”). Concurrently with Mr. Sierchio’s move to Satterlee, the Company engaged wih Satterlee to provide legal counsel with Mr. Sierchio maintaining his role as the Company’s primary attorney. During the years ended December 31, 2016 and 2015, the Company recognized $168,775 and $101,700 of fees for legal services billed by firms associated with Mr. Sierchio. Included in accounts payable, at December 31, 2016, is $11,750 owed to Satterlee and at December 31, 2015, is $8,322 owed Sierchio & Partners, LLP. Mr. Sierchio continues his role with the Company as a director.

In connection with the Company’s anticipated FDA and other regulatory filings, the Company engaged StemCell Systems to provide it with prototypes and related documents. Pursuant to this engagement the Company incurred expenses of $184,517 and $194,336 during the years ended December 31, 2016 and 2015, respectively. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a principal of StemCell Systems.

On September 25, 2014, the Company entered into a Charitable Grant Agreement with the University, pursuant to which the Company committed to provide a charitable donation to the University in the aggregate amount of $75,000. The Company paid the Grant in eight quarterly installments of $9,375, with the final payment made on July 22, 2016. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a professor at the University. Effective November 1, 2015, the Company entered into a Charitable Gift Agreement with the University, pursuant to which the Company committed to provide a charitable donation to the University in the aggregate amount of $83,000. The Gift was paid in full in December 2015.

Dr. Gerlach is entitled to payments for consulting services. During the years ended December 31, 2016 and 2015, the Company recognized expenses related to Dr. Gerlach services of $42,480 and $36,720, respectively.

On May 1, 2015, the Company entered into the Option Agreement with Dr. Gerlach, pursuant to which the Company obtained a one-year exclusive option to evaluate the Technology, for the purpose of determining whether the Company would like to purchase or license the Technology. Pursuant to the terms of the Option Agreement, the Company paid Dr. Gerlach a non-refundable fee of $24,000, payable in four quarterly installments of $6,000, with the first installment due on May 1, 2015. The entire $24,000 option payment was recognized as research and development expense during the period ended December 31, 2015. The final $6,000 payment was made on February 1, 2016.

On September 9, 2016, the Company entered into a loan agreement with KCC. Pursuant to the terms of the Loan Agreement, KCC agreed to loan the Company up to $900,000 at an annual interest rate of 7% per year, compounded quarterly. KCC provided the Company with an initial loan in the amount of $700,000, which was evidenced by the Note; the remaining $200,000 may be loaned prior to December 31, 2017, upon the mutual agreement of the Company and KCC. The Note, including any interest due thereon, may be prepaid at any time without penalty. The Note matures on December 31, 2017, and, beginning on the first anniversary of the Note, can be converted, at KCC’s sole discretion, into shares of the Company’s common stock at conversion rate equal to the lesser of: (i) $1.54, or the closing price of the Company’s common stock on the day prior to the issuance of the Note or (ii) a 20% discount to the average closing price of the Company’s common stock for the five days prior to the date on which KCC elects to convert the Note, subject to a floor price of $1.23.

Per the Loan Agreement, the Company issued KCC a Series E Warrant to purchase up to 584,416 shares of the Company’s common stock at a purchase price of the lesser of: (i) $1.54, the closing price of the Company’s common stock on the day prior to issuance of the Series E Warrant; or (ii) a 20% discount to the average closing price of the Company’s common stock for the five days prior to the date on which KCC elects to exercise the Series E Warrant. The Series E Warrant is exercisable for a period of five years from the date of issuance and may be exercised on a cashless basis.

On February 2, 2016, KCC exercised a portion of its Series B Warrant for 2,173,913 shares of the Company’s common stock at an exercise price of $0.46 per share resulting in proceeds of $1,000,000.

Note 10. Income Taxes

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

There is no current or deferred tax expense for 2016 and 2015, due to the Company’s loss position. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a full valuation allowance against the deferred tax asset. The income tax effect, utilizing a 34% income tax rate, of temporary differences comprising the deferred tax assets and deferred tax liabilities is a result of the following at December 31:

	2016	2015
Deferred tax assets:
Net operating loss and contribution carryforwards	$3,217,000	$2,646,000
Intangible asset	158,000	84,000
Capital loss carryforward	236,000	-
Stock-based compensation	139,000	46,000
	3,750,000	2,776,000
Valuation allowance	(3,750,000)	(2,776,000)
Net deferred tax assets	$-	$-

The 2016 increase in the valuation allowance was $974,000 (2015: $154,000).

The Company has available net operating loss and contribution carryforwards of approximately $9,302,000 for tax purposes to offset future taxable income which expire commencing 2018 through to the year 2036. The capital loss carryforward expires during 2018. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss and contribution carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period. The tax years 2014 through 2016 remain open to examination by federal agencies and other jurisdictions in which it operates.

A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for the years ended December 31 follows:

	2016	2015
Statutory federal income tax rate	34%	34%
Permanent differences and other	13%	(22)%
Valuation allowance	(47)%	(12)%
	0%	0%

Note 11. Subsequent Events

On January 10, 2017, Dr. Gerlach exercised a Series A Warrant to purchase up to 240,000 shares, on a cashless basis, resulting in the issuance of 204,571 shares of common stock.

On February 2, 2017, Kenneth Kirkland, a member of the Company’s board of directors, exercised options to purchase up to 40,000 shares, on a cashless basis, resulting in the issuance of 29,642 shares of common stock.

On February 10, 2017, Joseph Sierchio, a member of the Company’s board of directors, exercised options to purchase up to 70,000 shares, on a cashless basis, resulting in the issuance of 38,642 shares of common stock.

On February 17, 2017, Thomas Bold, the Company’s President, CEO and Interim Chief Financial Officer exercised options to purchase up to 40,000 shares, on a cashless basis, resulting in the issuance of 34,296 shares of common stock.

On February 23, 2017, the Company entered into two separate loan agreements containing identical terms (the “February 2017 Loan Agreements”) with Joseph Sierchio (“Sierchio”) and KCC (collectively, the “Holders”). Pursuant to the terms of the February 2017 Loan Agreements, Sierchio agreed to loan the Company $25,000 and KCC agreed to loan the Company $395,000 at an annual interest rate of 7% per year, compounded quarterly. Each loan was evidenced by a convertible promissory note (the “February 2017 Notes”). The February 2017 Notes, including any interest due thereon, may not be prepaid without the consent of the Holders. The February 2017 Notes mature on February 23, 2018, and, beginning on the one month anniversary, can be converted, at the Holders’ sole discretion, into shares of the Company’s common stock at conversion rate equal to the lesser of: (i) $3.45, the closing price of the Company’s common stock on the day prior to the issuance of the February 2017 Notes or (ii) a 20% discount to the average closing price of the Company’s common stock for the five days prior to the date on which the Holder(s) elect to convert the February 2017 Note(s), subject to a floor price of $2.76.

Per the February 2017 Loan Agreement, the Company issued Sierchio and KCC a Series F Stock Purchase Warrant (the “Series F Warrant”) to purchase up to 7,246 shares and 114,193 shares, respectively, of the Company’s common stock at an exercise per share equal to the lesser of: (i) $3.45, the closing price of the Company’s common stock on the day prior to issuance of the Series F Warrant; or (ii) a 20% discount to the average closing price of the Company’s common stock for the five days prior to the date on which the Holder elects to exercise their Series F Warrant. The Series F Warrant is exercisable for a period of five years from the date of issuance and may be exercised on a cashless basis.

The February 2017 Loan Agreements provide the Holders with registration rights for all of the shares issuable upon conversion of the February 2017 Notes, including exercise of the Series F Warrants, beginning on the first anniversary of the February 2017 Loan Agreements.

On March 1, 2017, KCC exercised a Series B Warrant to purchase up to 1,326,087 shares, on a cashless basis, resulting in the issuance of 1,181,194 shares of common stock.

On March 1, 2017, KCC exercised a Series C Warrant to purchase up to 3,500,000 shares, on a cashless basis, resulting in the issuance of 3,092,637 shares of common stock.

On March 9, 2017, the Company entered into a loan agreement with an investor (the “Investor”) on the same terms as the February 2017 Loan Agreements (the “March 2017 Loan Agreement”). Pursuant to the terms of the March 2017 Loan Agreement, the Investor agreed to loan the Company $25,000 at an annual interest rate of 7% per year, compounded quarterly. The loan was evidenced by a convertible promissory note (the “March 2017 Note”). The March 2017 Note, including any interest due thereon, may not be prepaid without the consent of the Investor. The March 2017 Note mature on February 23, 2018, and, beginning on the one month anniversary, can be converted, at the Investor’s sole discretion, into shares of the Company’s common stock at conversion rate equal to the lesser of: (i) $3.45, or (ii) a 20% discount to the average closing price of the Company’s common stock for the five days prior to the date on which the Investor elects to convert the March 2017 Note, subject to a floor price of $2.76.

Per the March 2017 Loan Agreement, the Company issued the Investor a Series F Warrant to purchase up to 7,246 shares of the Company’s common stock at an exercise per share equal to the lesser of: (i) $3.45, or (ii) a 20% discount to the average closing price of the Company’s common stock for the five days prior to the date on which the Investor elects to exercise their Series F Warrant. The Series F Warrant is exercisable for a period of five years from the date of issuance and may be exercised on a cashless basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2016, that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation, management, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of December 31, 2016, our disclosure controls and procedures were effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations.

Based on this evaluation, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), or in factors that could materially affect internal controls, during the quarter ended December 31, 2016, or subsequent to the date that management completed their evaluation, that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and text set forth the names and ages of all directors and executive officers of our company as of March 10, 2017. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships between or among the directors, executive officers or persons nominated or charged by our company to become directors or executive officers. Executive officers serve at the discretion of the Board, and are appointed to serve by the Board.

Name	Age	Position	Director / Officer Since
Thomas Bold	56	President, Chief Executive Officer and Interim Chief Financial Officer	December 2013
Patsy Trisler	69	Vice-President, Regulatory & Clinical Affairs	April 1, 2014
Joseph Sierchio	67	Director	August 2010
Kenneth Kirkland	74	Director	August 2013

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

Patsy Trisler, JD, RAC. For over 20 years Ms. Trisler has provided strategic regulatory guidance and clinical compliance consulting services to medical device companies, including advising on non-clinical and clinical testing requirements for a variety of product types; preparing FDA submissions; facilitating FDA meetings; training on compliance with GCPs & FDA regulatory requirements. Ms. Trisler has been a regulatory consultant since 1991 and has held senior level positions where she provided consulting services for pharmaceutical, biotechnology and medical device clients and was most recently an independent consultant for a number of clients within the medical products’ industry. Prior to that Ms. Trisler served for nearly seven years at the Food and Drug Administration (FDA) as a scientific reviewer and special assistant to the Director of the Office of Device Evaluation in developing medical device policies and guidances. She began her career as a biologist in a molecular biology laboratory at the National Cancer Institute (NCI). Ms. Trisler received her B.S. in biology and psychology from American University in Washington, DC, and her juris doctorate from the Potomac School of Law/Antioch Law School in Washington, DC. Ms. Trisler is regulatory affairs certified (RAC) and a member of several professional groups including the Association of Clinical Research Professionals (ACRP) and Regulatory Affairs Professional Society (RAPS). Ms. Rosen was appointed to serve as our Vice-President, Regulatory & Clinical Affairs due to her extensive regulatory guidance and clinical compliance experience.

Joseph Sierchio. Mr. Sierchio earned his J.D. at Cornell University Law School in 1974, and a B.A., with Highest Distinction in Economics from Rutgers College at Rutgers University in 1971. Mr. Sierchio has been engaged in the practice of law as a member of Satterlee Stephens LLP, our counsel, since September 2016. Prior to that, Mr. Sierchio was engaged in the practice of law as a member of Sierchio & Partners, LLP from May 2007 through September 2016. Since 1975, Mr. Sierchio has continuously practiced corporate and securities law in New York City, representing domestic and foreign corporations, investors, brokerage firms, entrepreneurs, and public and private companies in the U.S., Canada, United Kingdom, Germany, Italy, Switzerland, Australia, and Hong Kong. Mr. Sierchio is admitted in all New York state courts and federal courts in the Eastern, Northern, and Southern Districts of the State of New York as well as the federal Court of Appeals for the Second Circuit. Mr. Sierchio is also a director of SolarWindow Technologies Inc., which is engaged in the research and development of renewable energy technology. Mr. Sierchio was invited to join the Board due to his experience representing corporations (public and private) and individuals in numerous and various organizational, compliance, administrative, governance, finance (equity and debt private and public offerings), regulatory and legal matters.

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

During the year ended December 31, 2016, the Board held a total of eleven (11) meetings and actions by written consent. All members of the Board attended all meetings of the Board and participated in actions by written consent.

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

Compliance with Section 16(a) of the Exchange Act

Because we do not have a class of equity securities registered pursuant to section 12 of the Exchange Act we are not required to make the disclosures required by Item 405 of Regulation S-K.

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

Board Leadership Structure

We currently have one executive officer and two directors. Our Board has reviewed our current Board and executive leadership structure — which consists of a President & Chief Executive Officer and a Chief Financial Officer, both of which are held by Mr. Thomas Bold, and no Chairman of the Board — in light of our size, the nature of our business, the regulatory framework under which we operate, our stockholder base, our peer group and other relevant factors, and has determined that this structure is currently the most appropriate leadership structure for our company. Nevertheless, the Board intends to carefully evaluate from time to time whether our Chief Executive Officer and Chairman positions should be combined based on what the Board believes is best for us and our stockholders.

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

Director Independence

Our securities are not listed on a U.S. securities exchange and, therefore, is not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors; however, at this time, after considering all of the relevant facts and circumstances, the Board has determined that Dr. Kirkland is independent from our management and qualifies as an “Independent Director” under the standards of independence under the applicable FINRA listing standards. This means that, in the judgment of the Board, Dr. Kirkland (1) is not an officer or employee of the Company or its subsidiaries, or (2) has not had any direct or indirect relationship with the Company that would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director. Upon our listing on any national securities exchange or any inter-dealer quotation system, we will elect such independent directors as is necessary under the rules of any such securities exchange.

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

The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the President & Chief Executive Officer (“CEO”); the Chief Financial Officer (“CFO”); and the other most highly-compensated executive officers other than the CEO and CFO who were serving as our executive officers during the last two fiscal years (“Named Executive Officers”).

Name and principal position	Year December 31,	Salary/ consulting fee ($)	Bonus ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Thomas Bold(1)	2016	100,000	-	-	83,796	-	183,796
President, CEO and Interim CFO	2015	100,000	-	-	-	-	100,000

Rhonda B. Rosen(2)	2016	30,100	-	-	27,932	-	58,032
Former CFO	2015	46,800	-	-	-	-	46,800

Patsy Trisler(3)	2016	60,000	-	-	-	-	60,000
VP – Clinical & Regulatory Affairs	2015	60,000	-	-	-	-	60,000

(1)	On December 1, 2013, we appointed Mr. Bold as our President & CEO. On October 8, 2016, Mr. Bold assumed the role of Chief Financial Officer commensurate with the resignation of Rhonda Rosen. On December 1, 2013 we entered into the Consulting Agreement with Mr. Bold. Pursuant to the terms of the Consulting Agreement, Mr. Bold is expected to serve on a part-time basis and will receive an annual fee of $100,000, payable in 12 equal installments, which is prorated for any partial months during the term of the Consulting Agreement. In addition to Mr. Bold’s fee, he was issued a stock option to purchase up to 40,000 shares of common stock at an exercise price of $0.75 per share, the closing price of our common stock as quoted on the OTCQB on November 29, 2013, and a stock option to purchase up to 60,000 shares of common stock at an exercise price of $1.91 per share, the closing price on March 15, 2016. The options may be exercised on a “cashless basis” using the formula contained therein and vest as follows: (a) 20,000 vested on December 1, 2014; (b) 20,000 vested on December 1, 2015; and (c) 60,000 vested on March 16, 2016.

(2)	On October 1, 2013, we appointed Ms. Rosen to serve as our CFO on a part-time basis, for which she is paid a monthly fee of $3,900. On August 14, 2014, we granted to Ms. Rosen an option to purchase 10,000 shares of common stock at an exercise price of $0.80 per share, the closing price of our common stock as quoted on the OTCQB on August 13, 2014, and a stock option to purchase up to 20,000 shares of common stock at an exercise price of $1.91 per share, the closing price on March 15, 2016. The options may be exercised on a “cashless basis” using the formula contained therein and vest as follows: (a) 5,000 vested on the grant date; (b) 5,000 vested on August 14, 2015, and (c) 20,000 vested on March 16, 2016. On September 9, 2016, we terminated the at-will executive services agreement with Ms. Rosen.

(3)	On April 1, 2014, we appointed Ms. Patsy Trisler as our Vice President – Clinical & Regulatory Affairs and entered into an at-will consulting agreement with Ms. Trisler. Pursuant to which we Ms. Trisler issued an option to purchase up to 50,000 shares of the Company’s common stock at a price of $1.05 per share, the closing price of the Company’s common stock as quoted on the OTCQB on April 1, 2014. The options may be exercised on a “cashless basis” using the formula contained therein and, subject to Ms. Trisler’s continued service, the options vest(ed) as follows, 10,000 on: (a) April 1, 2015; (b) April 1, 2016; (c) April 1, 2017; (d) April 1, 2018; and (e) April 1, 2019.

Outstanding Equity Awards at Fiscal-Year End

The following table sets forth information regarding equity awards that have been previously awarded to each of the Named Executives and which remained outstanding as of December 31, 2016.

Option Awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Option Exercise Price ($)	Option Expiration Date
Thomas Bold	40,000	-	0.75	November 30, 2023
	60,000	-	1.91	March 15, 2026

Rhonda B. Rosen	10,000	-	0.80	October 8, 2018
	20,000	-	1.91	October 8, 2018

Patsy Trisler	20,000	30,000	1.05	March 31, 2025

Long-Term Incentive Plans

On June 20, 2013, our Board adopted our 2013 Long-Term Incentive Plan and on November 15, 2013, a stockholder owning a majority of our issued and outstanding stock approved adoption to the 2013 Plan. Pursuant to the terms of the 2013 Plan, an aggregate of 20,000,000 shares of our common stock are reserved for issuance to our officers, directors, employees and consultants in order to attract and hire key technical personnel and management. Options granted to employees under the 2013 Plan, including directors and officers who are employees, may be incentive stock options or non-qualified stock options; options granted to others under the Incentive Plan are limited to non-qualified stock options. As of December 31, 2016, there were 19,595,000 shares available for grant.

The 2013 Plan is administered by the Board or a committee designated by the Board. Subject to the provisions of the 2013 Plan, the Board has the authority to determine the officers, employees and consultants to whom options will be granted, the number of shares covered by each option, vesting rights and the terms and conditions of each option that is granted to them; however, no person may be granted in any of the Company's fiscal year, options to purchase more than 2,000,000 shares under the 2013 Plan, and the aggregate fair market value (determined at the time the option is granted) of the shares with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year cannot exceed $100,000. Options granted pursuant to the 2013 Plan are exercisable no later than ten years after the date of grant.

The exercise price per share of common stock for options granted under the 2013 Plan will be the fair market value of the Company's common stock on the date of grant, using the closing price of the Company's common stock on the last trading day prior to the date of grant, except for incentive stock options granted to a holder of ten percent or more of the Company's common stock, for whom the exercise price per share will not be less than 110% of the fair market value. No option can be granted under the 2013 Plan after June 20, 2023.

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

Employment Contracts

We maintain an “at-will” consulting agreement with Mr. Thomas Bold, our President, CEO and Interim CFO. Our entire Board sets the current year compensation levels of each Named Executive Officer.

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

The following table reports all compensation we paid to non-employee directors during the last two fiscal years.

Name		Fees earned or paid in cash (1) ($)	Option awards Aggregate Grant Date Fair Value ($)	Total ($)
Joseph Sierchio(3)	2016	6,000	69,830	75,830
	2015	6,000	-	6,000

Kenneth Kirkland	2016	6,000	69,830	75,830
	2015	6,000	-	6,000

(1)	The amounts in this column represent the quarterly compensation.

(2)	The amounts in this column represent the total fair value assigned to options granted in 2016 to Messrs. Kirkland and Sierchio. No stock or option awards were granted to the directors during 2015.

(3)	The amounts set forth in this table do not include fees paid to legal firms associated with Mr. Sierchio.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	% of Class Owned (2)
Directors and Officers
Thomas Bold (3)	104,296	*
Patsy Trisler (4)	30,000	*
Kenneth Kirkland (5)	79,642	*
Joseph Sierchio (6)	618,415	*
All Directors and Officers as a Group (4 people)	832,353	1.11

5% Shareholders
Kalen Capital Corporation (7) The Kalen Capital Building 688 West Hastings St. Suite 700 Vancouver, BC V6B 1P1	50,008,783	66.06
Jatinder Singh Bhogal (8) 1962 Knox Road Vancouver, BC V6T 1S6	5,631,925	7.54

*	less than 1%

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock and except as indicated the address of each beneficial owner is 430 Park Avenue, Suite 702, New York, New York 10022.

(2)	Calculated pursuant to Rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 74,650,675 shares of common stock issued and outstanding on a fully diluted basis as of March 16, 2017. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(3)	Consists of 39,296 shares of common stock and a Series D Warrant to purchase 5,000 shares of common stock purchased by Mr. Bold in a private placement we conducted in 2015 and vested options to purchase up to 60,000 shares of common stock.

(4)	Ms Trisler was appointed as our Vice President – Clinical & Regualtory Affairs on April 1, 2014; as part of her appointment she was granted a stock option to purchase up to 50,000 shares of common stock. The option vests in five equal installments of 10,000 on April 1, 2015-2019, subject to her continued service with the Company.

(5)	Consists of 29,642 shares issued upon the cashless exercise of options and vested options to purchase 50,000 shares of common stock.

(6)	Includes (a) 550,000 shares of common stock owned by Mr. Sierchio; (b) 52,488 shares of common stock issued to Mr. Sierchio upon the cashless exercise of vested stock options; (c) a Series F Warrant to purchase up to 7,246 shares of common stock at an exercise price of $3.45 per share through February 23, 2022; and (d) 8,681 shares issuable upon conversion of the February 2017 Loan Agreement (assuming the February 2017 Loan Agreement was converted as of March 16, 2017, at a conversion price of $2.88). The foregoing warrant may be exercised on a cashless basis.

(7)	Kalen Capital Corporation is a private Alberta corporation wholly owned by Mr. Harmel Rayat. In such capacity, Mr. Rayat may be deemed to have beneficial ownership of these shares. Consists of (a) 48,957,437 shares of common stock; (b) a Series D Warrant to purchase up to 800,000 shares of common stock at an exercise price of $1.10 per share through June 5, 2020; (c) a Series F Warrant to purchase up to 114,193 shares of common stock at an exercise price of the lesser of $3.45, or a 20% discount to the average closing price of our common stock for the five days prior to the date on which the Series F Warrant is exercised, through February 23, 2022; and (e) 137,153 shares issuable upon conversion of the February 2017 Loan Agreement (assuming the February Loan Agreement was converted as of March 16, 2017, at a conversion price of $2.88). Does not include: (1) a Series E Warrant to purchase up to 584,416 shares of common stock at an exercise price of the lesser of $1.54, or a 20% discount to the average closing price of our common stock for the five days prior to the date on which the Series E Warrant is exercised, through September 9, 2021; and (2) 470,574 shares issuable upon conversion of the note issued pursuant to the Loan Agreement (assuming the Loan Agreement was converted as of March 16, 2017, at a conversion price of $1.54), as the Series E Warrant and note issued pursuant to the Loan Agreement are not exercisable/convertible until their one year anniversary. As of the date of this report we have not received a notice of conversion from Kalen Capital Corporation for the Loan Agreement or the February 2017 Loan Agreement. Each of KCC’s warrants may be exercised on a cashless basis. For tax purposes, a portion of the debt and equity securities of owned by KCC have been assigned to Kalen Capital Holdings, LLC, its wholly owned subsidiary.

(8)

Includes a) 2,529,425 shares of common stock held by Boston Financial Group, Ltd.; b) 3,000,000 shares of common stock held by 1420527 Alberta Ltd.; and c) 102,500 shares of common stock held by Wolverhampton Holdings, LLC. Mr. Bhogal is the sole principal of each entity and in such capacity, Mr. Bhogal may be deemed to have beneficial ownership of these shares. Does not include 30,800 shares of stock owned by Mr. Bhogal’s wife, of which he disclaims beneficial ownership.

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

Transactions with Related Persons

The Board is responsible for review, approval, or ratification of “related-person transactions” entered into between us and related persons. Under SEC rules (Section 404 (a) of Regulation S-K), a related person is a director, officer, nominee for director, or 10% stockholder of our outstanding shares of common stock since the beginning of the previous fiscal year, and their immediate family members. We are required to report any transaction or series of transactions in which we or a subsidiary is a participant, the amount involved exceeds $120,000, and a related person has a direct or indirect material interest.

The Board has determined that, barring additional facts or circumstances, a related person does not have a direct or indirect material interest in the following categories of transactions:

•	any transaction with another company for which a related person’s only relationship is as an employee (other than an executive officer), director, or beneficial owner of less than 10% of that company’s shares, if the amount involved does not exceed the greater of $1 million or 2% of that company’s total annual revenue;

•	compensation to executive officers determined by the Board;

•	compensation to directors determined by the Board;

•	transactions in which all security holders receive proportional benefits; and

•	banking-related services involving a bank depository of funds, transfer agent, registrar, trustee under a trust indenture, or similar service.

The Board reviews transactions involving related persons who are not included in one of the above categories and makes a determination whether the related person has a material interest in a transaction and may approve, ratify, rescind, or take other action with respect to the transaction in its discretion. The Board reviews all material facts related to the transaction and takes into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances; the extent of the related person’s interest in the transaction; and, if applicable, the availability of other sources of comparable products or services.

The following are related party transactions for the fiscal years ended December 31, 2016 and 2015:

The law firm of Sierchio & Partners, LLP, of which Joseph Sierchio, one of our directors, was a principal, has provided us counsel since August 26, 2010. Beginning in September 2016, Mr. Sierchio became a partner at Satterlee. Concurrently with Mr. Sierchio’s move to Satterlee, we engaged Satterlee to provide us with legal counsel with Mr. Sierchio maintaining his role as our primary attorney. During the years ended December 31, 2016 and 2015, we recognized $168,775 and $101,700 of fees for legal services billed by firms associated with Mr. Sierchio. At December 31, 2016, we owed Satterlee $11,750 which is included in accounts payable. There is no accounts payable to Sierchio & Partners, LLP as of December 31, 2016. Mr. Sierchio continues to serve as a member of the Board.

In connection with our anticipated FDA and other regulatory filings, we engaged StemCell Systems to provide us with prototypes and related documents. Pursuant to this engagement we incurred expenses of $184,517 and $194,336 during the years ended December 31, 2016 and 2015, respectively. Dr. Gerlach, from whom we purchased the CellMistTM System technologies, is a principal of StemCell Systems.

On September 9, 2016, we entered into a loan agreement with KCC. Pursuant to the terms of the Loan Agreement, KCC agreed to loan us up to $900,000 at an annual interest rate of 7% per year, compounded quarterly. KCC provided us with an initial loan in the amount of $700,000, which was evidenced by the Note; the remaining $200,000 may be loaned prior to December 31, 2017, upon the mutual agreement. The Note, including any interest due thereon, may be prepaid at any time without penalty. The Note matures on December 31, 2017, and, beginning on the first anniversary of the Note, can be converted, at KCC’s sole discretion, into shares of our common stock at conversion rate equal to the lesser of: (i) $1.54, or the closing price of our common stock on the day prior to the issuance of the Note or (ii) a 20% discount to the average closing price of our common stock for the five days prior to the date on which KCC elects to convert the Note, subject to a floor price of $1.23.

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

For related party transactions that do not exceed $120,000 please see “Note 9. Related Party Transactions” in the notes to the consolidated financial statements included in this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

Peterson Sullivan LLP (“Peterson Sullivan”) currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended December 31, 2016. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

Our Board, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders. The Board has considered the audit fees, audit-related fees, tax fees and other fees paid to Peterson Sullivan, as disclosed below, and has determined that the payment of such fees is compatible with maintaining the independence of the accountants.

We do not currently have an audit committee.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by Peterson Sullivan during the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Audit fees	$40,420	$36,021
Audit-related fees	3,444	5,998
Tax fees	6,692	6,090
Total fees	$50,456	$48,109

Audit Fees

Audit fees for the years ended December 31, 2016 and 2015, totaled $40,420 and $36,021, respectively, and consist of the aggregate fees billed by Peterson Sullivan for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q during the years ended December 31, 2016 and 2015.

Audit-Related Fees

Audit-related fees for the years ended December 31, 2016 and 2015, totaled $3,444 and $5,998, respectively, and consist of the aggregate fees billed by Peterson Sullivan for the review and providing of consents for our registration statement on Form S-1 and amendments thereto that were filed with the SEC.

Tax Fees

Tax fees for the years ended December 31, 2016 and 2015, totaled $6,692 and $6,090, respectively, and consist of the aggregate fees billed by Peterson Sullivan for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

There were no fees billed to us for products and services provided by Peterson Sullivan LLP, other than reported under Audit Fees, Audit-Related Fees and Tax Fees for the years ended December 31, 2016 and 2015.

The Board feels that the services rendered by Peterson Sullivan were compatible with maintaining the principal accountant’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Form 10-K.

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Balance Sheets as of December 31, 2016 and 2015

•	Statements of Operations for the years ended December 31, 2016 and 2015

•	Statements of Stockholders’ Equity for the years ended December 31, 2016 and 2015

•	Statements of Cash Flows for the years ended December 31, 2016 and 2015

•	Notes to Financial Statements

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

RENOVACARE, INC.

Date: March 28, 2017	By:	/s/ Thomas Bold
	Name:	Thomas Bold
	Title:	Chief Executive Officer, Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Bold	President, Chief Executive Officer, Interim Chief Financial Officer
Thomas Bold	(Principal Executive Officer, Principal Financial Officer and	March 28, 2017
Principal Accounting Officer)

/s/ Patsy Trisler	Vice-President - Clinical & Regulatory Affairs	March 28, 2017
Patsy Trisler

/s/ Kenneth Kirkland	Director	March 28, 2017
Kenneth Kirkland

/s/ Joseph Sierchio	Director	March 28, 2017
Joseph Sierchio

Exhibit Index

Exhibit #	Description of Exhibit
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

4.4	Form of Series D Common Stock Purchase Warrant, incorporated by reference and included in the Company’s Form 8-K filed on June 10, 2015, SEC file number 000-30156-15981571.
4.5

Convertible Promissory Note dated September 9, 2016, between Kalen Capital Corporation and the Company; incorporated by reference and included in the Company’s Form 8-K filed on September 16, 2016, SEC file number 000-30156-161888353

4.6	Series E Stock Purchase Warrant dated September 9, 2016; incorporated by reference and included in the Company’s Form 8-K filed on September 16, 2016, SEC file number 000-30156-161888353
10.1§	Form of Stock Option Agreement, incorporated by reference and included in the Company’s Form 8-K filed on June 26, 2013, SEC file number 000-30156-131259657.
10.2

Option Agreement dated May 1, 2015 between Jörg Gerlach, MD, PhD and the Company, incorporated by reference and included in the Company’s Form 8-K filed on May 5, 2015; SEC file number 000-30156-158333270.

10.3	Form of Subscription Agreement, incorporated by reference and included in the Company’s Form 8-K filed on June 10, 2015, SEC file number 000-30156-15923671.
10.4	Amendment to Consulting Agreement dated May 1, 2016 between Vector Asset Management, Inc. and the Company*
14.1	Code of Ethics, incorporated by reference and included in the Company’s Form 10-K file on April 15, 2009, SEC file number 000-30156-09750383.
23.1	Consent of Peterson Sullivan*
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	2013 Long-Term Incentive Plan, incorporated by reference and included in the Company’s Form 8-K filed on June 26, 2013, SEC file number 000-30156-13933444.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension - Schema Document**
101.CAL	XBRL Taxonomy Extension - Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension - Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension - Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension - Presentation Linkbase Document**

*	Filed herewith.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and the omitted material have been separately filed with the Securities and Exchange Commission.

§	Indicates a management contract or compensatory plan or arrangement.

**	Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

