Form 10-Q
period 2017-03-31
RenovaCare, Inc.
filed 2017-05-03
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

As of May 2, 2017, the registrant had 74,650,675 shares of its common stock, par value $0.00001 per share, issued and outstanding.

RENOVACARE, INC.

FORM 10-Q

For The Quarter Ended March 31, 2017

PART I

Item 1. Financial Statements

RENOVACARE, INC

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2017 AND DECEMBER 31, 2016

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$528,109	$418,031
Prepaid expenses	1,240	31,535
Total current assets	529,349	449,566

Equipment, net of accumulated depreciation of $132 and $53, respectively	819	898
Intangible assets	152,854	152,854
Total assets	$683,022	$603,318

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$20,248	$-
Accounts payable - related parties	76,598	33,290
Contract and contribution payable	100,000	150,000
Interest payable to related parties	30,464	15,220
Interest payable	105	-
Convertible promissory note, net of discount of $21,881	3,119	-
Convertible promissory notes payable to related parties, net of discount of $781,295 and $534,519, respectively	338,705	165,481
Total current liabilities	569,239	363,991
Total liabilities	569,239	363,991

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.00001 par value; 500,000,000 shares authorized, 74,650,675 and 70,069,693 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	748	702
Additional paid-in capital	11,736,443	11,290,209
Retained deficit	(11,623,408)	(11,051,584)
Total stockholders' equity	113,783	239,327
Total liabilities and stockholders' equity	$683,022	$603,318

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	Three Months Ended
	March 31,
	2017	2016

Revenue	$-	$-

Operating expense
Research and development	79,080	111,822
General and administrative	303,023	669,070
Total operating expense	382,103	780,892

Loss from operations	(382,103)	(780,892)

Other income (expense)
Interest income	258	-
Interest expense	(15,350)	-
Accretion of debt discount	(174,629)	-
Total other income (expense)	(189,721)	-

Net loss	$(571,824)	$(780,892)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	71,708,814	69,167,505

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND YEAR ENDED DECEMBER 31, 2016

	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2015	67,781,934	$678	$9,197,970	$(8,973,695)	$224,953

Issuance of common stock from the exercise of warrants	2,273,913	24	1,109,977	-	1,110,001
Issuance of common stock from the exercise of stock options	13,846	-	-	-	-
Stock based compensation due to common stock purchase options	-	-	296,123	-	296,123
Reversal of stock based compensation due to forfeiture of stock options	-	-	(13,861)	-	(13,861)
Discount on convertible promissory note due to detachable warrants	-	-	340,735	-	340,735
Discount on convertible promissory note due to beneficial conversion feature	-	-	359,265	-	359,265
Net loss for the year ended December 31, 2016	-	-	-	(2,077,889)	(2,077,889)
Balance, December 31, 2016	70,069,693	702	11,290,209	(11,051,584)	239,327

Issuance of common stock from the exercise of warrants	4,478,402	45	(45)	-	-
Issuance of common stock from the exercise of stock options	102,580	1	(1)	-	-
Stock based compensation due to common stock purchase options	-	-	2,994	-	2,994
Discount on convertible promissory note due to detachable warrants and beneficial conversion feature	-	-	443,286	-	443,286
Net loss for the three months ended March 31, 2017	-	-	-	(571,824)	(571,824)
Balance, March 31, 2017 (Unaudited)	74,650,675	$748	$11,736,443	$(11,623,408)	$113,783

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(571,824)	$(780,892)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation	79	-
Stock based compensation expense	2,994	273,118
Accretion of debt discount	174,629	-
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	30,295	(30,258)
Increase (decrease) in accounts payable	20,248	17,101
Increase (decrease) in accounts payable - related parties	43,308	26,635
Increase (decrease) in interest payable - related parties	15,244	-
Increase (decrease) in interest payable	105	-
Increase (decrease) in contract and contributions payable	(50,000)	(65,375)
Net cash flows from operating activities	(334,922)	(559,671)

Cash flows from financing activities
Proceeds from exercise of warrants and issuance of common stock	-	1,000,000
Proceeds from the issuance of convertible promissory note	445,000	-
Net cash flows from financing activities	445,000	1,000,000

Increase in cash and cash equivalents	110,078	440,329

Cash and cash equivalents at beginning of period	418,031	397,589

Cash and cash equivalents at end of period	$528,109	$837,918

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Debt discount recorded for value of warrants issued	$443,286	$-
Debt discount recorded for beneficial conversion feature	$-	$-

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

On July 12, 2013, the Company, through its wholly owned subsidiary, RenovaCare Sciences Corp., completed the acquisition of its flagship technologies (collectively, the “CellMistTM System”) along with associated United States patent applications and two foreign patent applications, the first of which was filed on August 23, 2007 (DE 10 2007 040 252.1) and the second of which was filed on April 27, 2011 (DE 10 2011 100 450.9), both of which have been granted. One of the US patent applications was granted on November 29, 2016 (Patent No. US 9,505,000) and the other patent application was granted on April 4, 2017 (Patent No. US 9,610,430). In the case of U.S. patents, a typical utility patent term is 20 years from the date on which the application for the patent was filed in the United States or, if the application contains a specific reference to an earlier filed application or applications, from the date on which the earliest such application was filed. Patents filed outside of the U.S. have a patent term typically running 20 years from the date of first filing, but which are determined by the law of the country in which they issue. Patent term may be affected by events such as maintenance (or annuity) fee payment, terminal or statutory disclaimer, post-grant proceedings, patent term adjustment, and/or patent term extension.

The CellMistTM System is comprised of (a) a treatment methodology for cell isolation for the regeneration of human skin cells (the “CellMistTM Solution”) and (b) a solution sprayer device (the “SkinGunTM”) for delivering the cells to the treatment area. The Company has filed additional patent applications related to the CellMistTM Solution and SkinGunTM technologies.

The Company has recently incurred net operating losses and operating cash flow deficits. As of March 31, 2017, the Company’s accumulated deficit is $11,623,408. The Company does not currently generate revenues and will continue to incur losses from operations and operating cash flow deficits in the future. Management believes that the Company's cash and cash equivalent balances will be sufficient to meet the Company's cash requirements through July 2017. The Company's activities are subject to significant risks and uncertainties due to the stage of the development of the Company's cellular therapies. The future of the Company after July 2017 will depend on its ability to successfully raise capital from external sources to fund operations. If the Company is unable to obtain adequate funds, or if such funds are not available to it on acceptable terms, the Company's ability to continue its business to develop its cellular therapies will be significantly impaired and it may cause the Company to curtail operations.

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

In management's opinion, the unaudited consolidated financial statements contained herein reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company's financial position, results of operations, and cash flows on a basis consistent with that of the Company's prior audited consolidated financial statements. The Company has evaluated information about subsequent events that became available to us through the date the financial statements were issued. This information relates to events, transactions or changes in circumstances that would require us to adjust the amounts reported in the financial statements or to disclose information about those events, transactions or changes in circumstances. The results of operations for interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements, including the notes thereto for the year ended December 31, 2016, which may be found under the Company's profile on EDGAR.

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718)”, which is intended to simplify several aspects of the accounting for share-based payment award transactions. The Company adopted the guidance with no material impact on its financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. The Company adopted the guidance with no material impact on its consolidated financial statements.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable, and contract and contribution payable, approximate their fair value because of the short-term nature of these instruments and their liquidity. It is not practical to determine the fair value of the Company’s notes payable and accrued interest due to the complex terms. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

Estimated
Useful Lives

Office equipment	3 - 5 years
Furniture & equipment	5 - 7 years

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

Following is the computation of basic and diluted net loss per share for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(571,824)	$(780,892)
Denominator:
Weighted average number of common shares outstanding	71,708,814	69,167,505
Basic and diluted EPS	$(0.01)	$(0.01)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	235,000	340,000
Warrants	2,343,401	6,796,087
Convertible debt	643,074	-
Total shares not included in the computation of diluted losses per share	3,221,475	7,136,087

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

Note 3. Assets – Intellectual Property

On July 12, 2013, the Company, together with its wholly owned subsidiary, RenovaCare Sciences, entered into an asset purchase agreement (“APA”) with Dr. Jörg Gerlach, MD, PhD, pursuant to which RenovaCare Sciences purchased all of Dr. Gerlach’s rights, title and interest in the CellMistTM System. Acquisition related costs amounted to $52,852 and were capitalized together with the cash payment upon the closing of the transaction in July 2013 of $100,002. Intangible assets amounted to $152,854 at March 31, 2017 and December 31, 2016.

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

On June 9, 2014, the Company, together with its wholly owned subsidiary, RenovaCare Sciences, entered into an amended asset purchase agreement (the “Amended APA”) with Dr. Jörg Gerlach, MD, PhD, pursuant to which RenovaCare Sciences purchased all of Dr. Gerlach's rights, title and interest in the CellMist™ System. The Amended APA provided for cash payments of $300,000 as partial consideration for the purchase which are payable as follows: (a) $100,000 on December 31, 2014; (b) $50,000 on December 31, 2015; (c) $50,000 on December 31, 2016; and (d) $100,000 on December 31, 2017. At March 31, 2017, $100,000 of the amount payable to Dr. Gerlach was recorded as current liabilities in the accompanying consolidated balance sheet.

Note 5. Debt

September 9, 2016, $700,000 Convertible Promissory Note

On September 9, 2016, the Company entered into a loan agreement (the “Loan Agreement”) with Kalen Capital Corporation (“KCC”); KCC is wholly owned by Mr. Harmel S. Rayat, the Company's majority shareholder. Pursuant to the terms of the Loan Agreement, KCC agreed to loan the Company up to $900,000 at an annual interest rate of 7% per year, compounded quarterly. KCC provided the Company with an initial loan in the amount of $700,000, which was evidenced by a convertible promissory note (the “Note”); the remaining $200,000 may be loaned prior to December 31, 2017, upon the mutual agreement of the Company and KCC. The Note, including any interest due thereon, may be prepaid at any time without penalty. The Note matures on December 31, 2017, and, beginning on the first anniversary of the Note, can be converted, at KCC’s sole discretion, into shares of the Company’s common stock at conversion rate equal to the lesser of: (i) $1.54, or the closing price of the Company’s common stock on the day prior to the issuance of the Note or (ii) a 20% discount to the average closing price of the Company’s common stock for the five days prior to the date on which KCC elects to convert the Note, subject to a floor price of $1.23 per share.

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

During the three months ended March 31, 2017, the Company recognized $12,345 of interest expense and $131,799 of accretion related to the debt discount. The remaining debt discount of $402,720 will be amortized over the next three quarters through December 31, 2017.

February 2017, $445,000 Convertible Promissory Notes

Between February 23, 2017 and March 9, 2017, the Company entered into three separate loan agreements containing identical terms (the “February 2017 Loan Agreements”) with Joseph Sierchio (“Sierchio”), an investor (the “Investor”) and KCC (collectively, the “Holders”). Pursuant to the terms of the February 2017 Loan Agreements, Sierchio and the Investor each agreed to loan the Company $25,000 and KCC agreed to loan the Company $395,000 at an annual interest rate of 7% per year, compounded quarterly. Each loan was evidenced by a convertible promissory note (collectively, the “February 2017 Notes”). The February 2017 Notes, including any interest due thereon, may not be prepaid without the consent of the Holders. The February 2017 Notes mature on February 23, 2018, and, beginning on the one month anniversary, can be converted, at the Holders’ sole discretion, into shares of the Company’s common stock at conversion rate equal to the lesser of: (i) $3.45, the closing price of the Company’s common stock on the day prior to the issuance of the February 2017 Notes or (ii) a 20% discount to the average closing price of the Company’s common stock for the five days prior to the date on which the Holder(s) elect to convert the February 2017 Note(s), subject to a floor price of $2.76.

Per the February 2017 Loan Agreement, the Company issued Sierchio, the Investor and KCC a Series F Stock Purchase Warrant (the “Series F Warrant”) to purchase up to 7,246 shares, 7,246 shares and 114,493 shares, respectively, of the Company’s common stock at an exercise price per share equal to the lesser of: (i) $3.45, the closing price of the Company’s common stock on the day prior to issuance of the Series F Warrant; or (ii) a 20% discount to the average closing price of the Company’s common stock for the five days prior to the date on which the Holder elects to exercise their Series F Warrant. The Series F Warrant is exercisable for a period of five years from the date of issuance and may be exercised on a cashless basis.

The February 2017 Loan Agreements provide the Holders with registration rights for all of the shares issuable upon conversion of the February 2017 Notes, including exercise of the Series F Warrants, beginning on the first anniversary of the February 2017 Loan Agreements.

During the three months ended March 31, 2017, the Company recognized $3,005 of interest expense and $42,830 of accretion related to the debt discount. The remaining debt discount of $400,456 will be amortized over the next four quarters through March 31, 2018.

Note 6. Common Stock and Warrants

Common Stock

At March 31, 2017, the Company had 500,000,000 authorized shares of common stock with a par value of $0.00001 per share, 74,650,675 shares of common stock outstanding and 19,595,000 shares reserved for issuance under the Company’s 2013 Long-Term Incentive Plan (the “2013 Plan”) as adopted and approved by the Company’s Board of Directors (the “Board”) on June 20, 2013 that provides for the grant of stock options to employees, directors, officers and consultants (See “Note 7. Stock Options”).

During the three months ended March 31, 2017, the Company had the following common stock related transactions:

•	On January 10, 2017, Dr. Gerlach exercised a Series A Warrant to purchase up to 240,000 shares, on a cashless basis, resulting in the issuance of 204,571 shares of common stock.

•	On February 2, 2017, Kenneth Kirkland, a member of the Company’s board of directors, exercised options to purchase up to 40,000 shares, on a cashless basis, resulting in the issuance of 29,642 shares of common stock.

•	On February 10, 2017, Joseph Sierchio, a member of the Company’s board of directors, exercised options to purchase up to 70,000 shares, on a cashless basis, resulting in the issuance of 38,642 shares of common stock.

•	On February 17, 2017, Thomas Bold, the Company’s President, CEO and Interim Chief Financial Officer exercised options to purchase up to 40,000 shares, on a cashless basis, resulting in the issuance of 34,296 shares of common stock.

•	March 1, 2017, KCC exercised 1,326,087 Series B Warrants and 3,500,000 Series C Warrants, on a cashless basis, resulting in the issuance of 4,273,831 shares of common stock.

During the year ended December 31, 2016, the Company had the following common stock related transactions:

•	issued 100,000 shares of common stock, upon the exercise of a Series D Warrant at an exercise price of $1.10 per share resulting in $110,001 of proceeds to the Company.

•	issued 2,173,913 shares of common stock to KCC on February 2, 2016, upon the exercise of a portion of its Series B Warrant at an exercise price of $0.46 per share resulting in $1,000,000 of proceeds to the Company.

•	issued 13,846 shares of common stock upon the cashless exercise of an option to purchase 20,000 shares by Joseph Sierchio, a director.

Warrants

The following table summarizes information about warrants outstanding at March 31, 2017 and December 31, 2016:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted
	March 31,	December 31,	Average Exercise
Description	2017	2016	Price	Expiration

Series A	720,000	960,000	$0.35	July 12, 2019
Series B	-	1,326,087	$0.46	November 29, 2018
Series C	-	3,500,000	$0.49	November 29, 2018
Series D	910,000	910,000	$1.10	June 5, 2020
Series E	584,416	584,416	$1.54	September 8, 2021
Series F	128,985	-	$3.45	February 23, 2022 & March 9, 2022
Total	2,343,401	7,280,503

As consideration for the CellMistTM System and services performed in connection therewith, the Company issued to Dr. Gerlach a Series A Stock Purchase Warrant entitling him to purchase 1,200,000 shares of the Company’s common stock at an exercise price of $0.35 per share. Pursuant to the terms of the Amended APA, the Series A Warrant will vest in five equal installments of 240,000 shares on each of July 12, 2014, July 12, 2015, July 12, 2016, July 12, 2017 and July 12, 2018. On August 5, 2015, Dr. Gerlach exercised a Series A Warrant to purchase up to 240,000 shares on a cashless basis and the Company issued him 196,812 shares of common stock. On January 10, 2017, Dr. Gerlach exercised a Series A Warrant to purchase up to 240,000 shares on a cashless basis and the Company issued him 204,571 shares of common stock.

A Series B Warrant with an exercise price of $0.46 to purchase 3,500,000 shares of common stock was issued on November 29, 2013 to KCC in connection with the 11/29 Financing. On February 2, 2016, KCC exercised a portion of its Series B Warrant for 2,173,913 shares of the Company’s common stock resulting in proceeds of $1,000,000. On March 1, 2017, KCC exercised, in full, on a cashless basis, the remaining 1,326,087 Series B Warrants resulting in the issuance of 1,181,194 shares of common stock.

A Series C Warrant with an exercise price of $0.49, to purchase 3,500,000 shares of common stock was issued on November 29, 2013 to KCC in connection with a financing. On March 1, 2017, KCC exercised, in full, on a cashless basis, the 3,500,000 Series C Warrants resulting in the issuance of 3,092,637 shares of common stock.

Series D Warrants with an exercise price of $1.10 to purchase 1,010,000 shares of common stock were issued on June 5, 2015 in connection with the sale of units pursuant to a private placement. On December 6, 2016, a Series D Warrant to purchase shares was exercised resulting in the Company receiving $110,000 of proceeds.

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

Three Series F Warrants to purchase 128,985 shares of common stock were issued between February 22, 2017 and March 9, 2017 in connection with the February 2017 Loan Agreements. The Series F Warrants have an exercise price of the lesser of: (i) $3.45, the closing price of the Company’s common stock as quoted on the OTCQB on the day prior to issuance of the Warrant; or (ii) a twenty percent (20%) discount to the average closing price of the Company’s common stock as quoted on the OTCQB for the five days prior to the date on which the holder elects to exercise the Warrant. The Warrant is exercisable for a period of five years from the date of issuance and may be exercised on a cashless basis using the formula contained therein.

Note 7. Stock Options

On June 20, 2013, the Company’s Board adopted the 2013 Long-Term Incentive Plan and on November 15, 2013, a stockholder owning a majority of the Company’s issued and outstanding stock approved adoption to the 2013 Plan. Pursuant to the terms of the 2013 Plan, an aggregate of 20,000,000 shares of the Company’s common stock are reserved for issuance to the Company’s officers, directors, employees and consultants in order to attract and hire key technical personnel and management. Options granted to employees under the 2013 Plan, including directors and officers who are employees, may be incentive stock options or non-qualified stock options; options granted to others under the 2013 Plan are limited to non-qualified stock options. As of March 31, 2017, there were 19,595,000 shares available for grant.

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

Stock Option Activity

The following table summarizes stock option activity for the period ended March 31, 2017:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)

Outstanding at December 31, 2015	257,500	1.07
Grants	187,500	1.92
Forfeitures	(40,000)	1.65
Exercises	(20,000)	0.80
Outstanding at December 31, 2016	385,000	1.42
Exercises	(150,000)	1.12
Outstanding at March 31, 2017	235,000	1.62	8.37 years	386,275
Exercisable at March 31, 2017	205,000	1.70	8.57 years	319,975
Available for grant at March 31, 2017	19,595,000

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. No options were granted during the three months ended March 31, 2017. There were 180,000 stock options granted during the three months ended March 31, 2016 with a weighted-average grant date fair value of $1.40. There were 150,000 options exercised on a cashless basis during the three months ended March 31, 2017, with an aggregate intrinsic value of $397,100. There were no stock options exercised during the three months ended March 31, 2016. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company's historical experience. The risk-free interest rate is based on a U.S. treasury note with maturity similar to the option award's expected life. The expected life represents the average period of time that options granted are expected to be outstanding. The assumptions for volatility, expected life, dividend yield and risk-free interest rate for options granted are presented in the table below:

2016

Risk-free interest rate	1.23%-1.41%
Expected life in years	5.5
Weighted Avg. Expected Volatility	92%
Expected dividend yield	0

The fair value of the Company’s stock options is expensed ratably over the respective vesting periods. During the three months ended March 31, 2017 and 2016, the Company recognized $2,994 and $273,118, respectively, in share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time. Stock-based compensation expense is recognized as general and administrative expenses. As of March 31, 2017, the Company had $5,410 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 2.0 years.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2017:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

0.80	10,000	7.38	0.80	10,000	7.38	0.80
1.05	55,000	7.01	1.05	25,000	7.01	1.05
1.25	7,500	8.21	1.25	7,500	8.21	1.25
1.34	7,500	8.25	1.34	7,500	8.25	1.34
1.65	10,000	8.59	1.65	10,000	8.59	1.65
1.70	7,500	8.55	1.70	7,500	8.55	1.70
1.91	130,000	8.96	1.91	130,000	8.96	1.91
2.28	7,500	9.31	2.28	7,500	9.31	2.28
Total	235,000	8.37	$1.62	205,000	8.57	$1.70

Note 8. Commitments

Effective March 1, 2015, the Company entered into a lease agreement (the “Lease”) in the Pittsburgh Life Sciences Greenhouse at a monthly rate of $750. The Company has the option to terminate the Lease on the twelve month anniversary of the commencement date, upon one hundred and twenty days’ prior written notice. The Lease was renewed effective March 1, 2017 at a monthly rate of $800.

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

In connection with the Company’s anticipated regulatory filings, the Company has engaged StemCell Systems GmbH (“StemCell Systems”) to provide it with prototypes and related documents. Pursuant to this engagement the Company incurred expenses of $54,000 and $74,567 in during the three months ended March 31, 2017 and 2016, respectively. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a principal of StemCell Systems.

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

The law firm of Sierchio & Partners, LLP, of which Joseph Sierchio, one of the Company’s directors, was a principal, has provided counsel to the Company since August 26, 2010 and beginning in September 2016, Mr. Sierchio became a partner at Satterlee Stephens LLP (“Satterlee”). Concurrently with Mr. Sierchio’s move to Satterlee, the Company engaged wih Satterlee to provide legal counsel with Mr. Sierchio maintaining his role as the Company’s primary attorney. During the three months ended March 31, 2017 and 2016, the Company recognized $103,151 and $36,850 of fees for legal services billed by firms associated with Mr. Sierchio. Included in accounts payable, at March 31, 2017 and December 31, 2016, is $66,518 and $11,750, respectively, owed to Satterlee. Mr. Sierchio continues his role with the Company as a director.

In connection with the Company’s anticipated regulatory filings, the Company has engaged StemCell Systems GmbH (“StemCell Systems”) to provide it with prototypes and related documents. Pursuant to this engagement the Company incurred expenses of $54,000 and $74,567 in during the three months ended March 31, 2017 and 2016, respectively. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a principal of StemCell Systems.

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

Dr. Gerlach is entitled to payments for consulting services. During the three months ended March 31, 2017 and 2016, the Company recognized expenses related to Dr. Gerlach services of $10,080 and $11,880, respectively. Accounts payable to Dr. Gerlach amounted to $10,080 and $18,540 at March 31, 2017 and December 31, 2016, respectively.

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

On September 9, 2016, the Company entered into the Loan Agreement with KCC whereby KCC agreed to loan the Company up to $900,000 at an interest rate of 7%. KCC provided the Company with an initial loan of $700,000; the remaining $200,000 may be loaned prior to December 31, 2017. The Note matures on December 31, 2017, and, beginning on the first anniversary of the Note, can be converted into shares of the Company’s common stock at conversion rate equal to the lesser of: (i) $1.54; or (ii) a 20% discount to the average closing price of the Company’s common stock for the five days prior to the date on which KCC elects to convert the Note, subject to a floor price of $1.23.

Per the Loan Agreement, the Company issued KCC a Series E Warrant to purchase up to 584,416 shares of the Company’s common stock at a purchase price of the lesser of: (i) $1.54; or (ii) a 20% discount to the average closing price of the Company’s common stock for the five days prior to the date on which KCC elects to exercise the Series E Warrant. The Series E Warrant is exercisable for a period of five years and may be exercised on a cashless basis, See “Note 5. Debt” for additional disclosure.

On February 23, 2017, the Company entered into two of the the February 2017 Loan Agreements with Sierchio and KCC pursuant to which Sierchio loaned the Company $25,000 and KCC loaned $395,000 at an interest rate of 7%. The February 2017 Notes mature on February 23, 2018, and, beginning on the one month anniversary, can be converted into shares of the Company’s common stock at conversion rate equal to the lesser of: (i) $3.45; or (ii) a 20% discount to the average closing price of the Company’s common stock for the five days prior to the date on which the Holder(s) elect to convert the February 2017 Note(s), subject to a floor price of $2.76.

Per the February 2017 Loan Agreement, the Company issued Sierchio, and KCC a Series F Warrant to purchase up to 7,246 shares and 114,493 shares, respectively, of the Company’s common stock at an exercise per share equal to the lesser of: (i) $3.45; or (ii) a 20% discount to the average closing price of the Company’s common stock for the five days prior to the date on which the Holder elects to exercise their Series F Warrant. The Series F Warrant is exercisable for a period of five years from the date of issuance and may be exercised on a cashless basis. See “Note 5. Debt” for additional disclosure.

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

March 1, 2017, KCC exercised 1,326,087 Series B Warrants and 3,092,637 Series C Warrants, on a cashless basis, resulting in the issuance of 4,273,831 shares of common stock.

Note 10. Subsequent Events

On April 4, 2017, the U.S. Patent & Trademark Office (the “PTO”) issued to the Company U.S. Patent No. 9,610,430 related to its device and method for spraying autologous skin cells. On or about April 11, 2017, the Company received from Avita Medical Limited (“Avita”) a paper copy of what was labeled a Petition for Inter Partes Review purporting to challenge the validity of the claims in U.S. Patent No. 9,610,430 (the “Petition”) before the Patent Trial and Appeal Board (“PTAB”), which is an administrative proceeding of the PTO (the “Proceeding”). The Company does not agree with the assertions set forth in the Petition and intends to defend its intellectual property.

In the event the Proceeding progresses, the PTAB may find (i) that the Petition is insufficient to establish that any such claims are unpatentable and accordingly confirm all of the claims in the Company’s U.S. Patent No. 9,610,430 or (ii) one or more claims of U.S. Patent No. 9,610,430 to be unpatentable and cancel any such claims and confirm the balance of such claims.

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

Description of Business

We are a development-stage company focusing on the acquisition, development and commercialization of autologous (using a patient’s own cells) cellular therapies for medical and aesthetic applications. On July 12, 2013, we, through our wholly owned subsidiary, RenovaCare Sciences Corp., completed the acquisition of our flagship technologies (collectively, the “CellMistTM System”) along with associated United States patent applications and two foreign patent applications, the first of which was filed on August 23, 2007 (DE 10 2007 040 252.1) and the second of which was filed on April 27, 2011 (DE 10 2011 100 450.9), both of which have been granted. One of the US patent applications was granted to us on November 29, 2016 (Patent No. US 9,505,000) and the other patent application was granted to us on April 4, 2017 (Patent No. US 9,610,430). In the case of U.S. patents, a typical utility patent term is 20 years from the date on which the application for the patent was filed in the United States or, if the application contains a specific reference to an earlier filed application or applications, from the date on which the earliest such application was filed. Patents filed outside of the U.S. have a patent term typically running 20 years from the date of first filing, but which are determined by the law of the country in which they issue. Patent term may be affected by events such as maintenance (or annuity) fee payment, terminal or statutory disclaimer, post-grant proceedings, patent term adjustment, and/or patent term extension.

The CellMistTM System is comprised of (a) a treatment methodology for cell isolation for the regeneration of human skin cells (the “CellMistTM Solution”) and (b) a solution sprayer device (the “SkinGunTM”) for delivering the cells to the treatment area. We have filed additional patent applications related to the CellMistTM Solution and SkinGunTM technologies.

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

Intellectual Property

General

In the course of conducting our business, we from time to time create inventions. Obtaining, maintaining and protecting our inventions, including seeking patent protection, might be important depending on the nature of the invention. To that end, we seek to implement patent and other intellectual property strategies to appropriately protect our intellectual property. While we file and prosecute patent applications to protect our inventions, our pending patent applications might not result in the issuance of patents or issued patents might not provide competitive advantages. Also, our patent protection might not prevent others from developing competitive products using related or other technology.

The scope, enforceability and effective term of issued patents can be highly uncertain and often involve complex legal and factual questions. Moreover, the issuance of a patent in one country does not assure the issuance of a patent with similar claim scope in another country, and claim interpretation and infringement laws vary among countries, so we are unable to predict the extent of patent protection in any country. The patents we obtain and the unpatented proprietary technology we hold might not afford us significant commercial protection or advantage.

In addition to issued patents describe above, we plan to file additional patent applications that, if issued, would provide further protection for The CellMistTM System. Although we believe the bases for these patents and patent applications are sound, they are untested; and there is no assurance that they will not be successfully challenged. There can be no assurance that any patent previously issued will be of commercial value, that any patent applications will result in issued patents of commercial value, or that our technology will not be held to infringe patents held by others.

Strategy

Our ultimate goal is to leverage the potential of our CellMist™ System as cutting edge treatments in skin therapy. Before we can do so, however, there are a number of steps we must first take, including:

•	initiating a series of clinical trials to determine the CellMist™ System's safety and efficacy for treating wounds and burns;
•	formalizing collaborations with universities and scientific partners;
•	creating a network of clinical and research partners; and
•	achieving Food and Drug Administration (the "FDA") and other regulatory clearance.

Additionally, we will likely be required to raise significant capital in order to fund our ongoing research and development operations, and there is no guarantee that we will be able to raise capital on acceptable terms, if at all.

Results of Operations

Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

Operating Expenses

A summary of our operating expense for the three months ended March 31, 2017 and 2016 follows:

	Three Months Ended March 31,		Increase /	Percentage
	2017	2016	(Decrease)	Change
Operating expense
Research and development	$79,080	$111,822	$(32,742)	-29%
General and administrative	300,029	395,952	(95,923)	-24%
Stock compensation	2,994	273,118	(270,124)	-99%
Total operating expense	$382,103	$780,892	$(398,789)	-51%

Research and Development

Research and development (“R&D”) costs represent costs incurred to develop our CellMistTM System and are incurred pursuant to agreements with third party providers. R&D costs are expensed when incurred. R&D costs decreased during the three months ended March 31, 2017 compared to 2016, as a result of the timing of certain of our R&D expenses; we anticipate that R&D expenses will increase towards the middle and end of 2017.

General and Administrative

General and administrative costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. Costs decreased during the three months ended March 31, 2017 compared to 2016 due primarily to a decrease in investor communications related fees and lower personnel costs offset by higher professional fees.

Other Income (Expense)

Other income relates to interest earned on bank account deposits. Other expense relates to our convertible promissory notes. Interest expense relates to the stated interest of the convertible promissory notes. Accretion of debt discount represents the accretion of the discount applied to the notes as a result of the issuance of detachable warrants and the beneficial conversion feature contained in the notes.

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

At March 31, 2017, we had cash of $528,109 and negative working capital of $39,890. Total liabilities as of March 31, 2017 were $569,239.

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 1 to the consolidated financial statements, we have incurred recurring operating losses since inception of $11,623,408. We require additional funds to meet our obligations and maintain our operations. Management believes that the Company's cash and cash equivalent balances will be sufficient to meet the Company's cash requirements through July 2017. We do not currently have cash flow from operations as we have no commercialized products; without cash flow from operations, we will need to obtain additional funds (presumably through equity offerings, debt borrowing or through the exercise of outstanding warrants, which, if exercised in total for cash would result in proceeds of $2,765,999; all of our outstanding warrants currently include a “cashless exercise” feature) in order to implement our current research and development programs for the CellMistTM System. If we are unable to obtain adequate funds, or if such funds are not available to us on acceptable terms, our ability to continue our business as planned will be significantly impaired and it may cause us to curtail operations.

Net cash used in operating activities was $334,922 during the three months ended March 31, 2017, compared to net cash used in operating activities of $559,671 during the three months ended March 31, 2016.

Net cash provided by financing activities was $445,000 during the three months ended March 31, 2017, compared to $1,000,000 during the three months ended March 31, 2016.

On February 23, 2017 and March 9, 2017, we entered into loan agreements with KCC, Sierchio and an Investor whereby KCC, Sierchio and an Investor loaned us $395,000, $25,000 and $25,000, respectively.

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

The carrying value of cash and cash equivalents, contract and contribution payable, accounts payable and notes payable approximate their fair value because of the short-term nature of these instruments.

Management is of the opinion that we are not exposed to significant interest or credit risks arising from these financial instruments.

Market Risk Disclosures

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes during or subsequent to the periods presented.

Off-balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at March 31, 2017, and the subsequent period to through the date of this report, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements.

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

Other than as disclosed below, during the three months ended March 31, 2017 and 2016, and the subsequent period, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

As compensation for their service on the Board, Dr. Kirkland and Mr. Sierchio receive an annual retainer of $6,000, payable in equal yearly installments in arrears and prorated for any partial years of service. For the three months ended March 31, 2017, directors' and consulting fees with respect to our officers and directors were $3,000 (2016: $3,000).

The law firm of Sierchio & Partners, LLP, of which Joseph Sierchio, one of our directors, was a principal, has provided counsel to us since August 26, 2010. Beginning in September 2016, Mr. Sierchio became a partner at Satterlee Stephens LLP (“Satterlee”). Concurrently with Mr. Sierchio’s move to Satterlee, we engaged wih Satterlee to provide legal counsel with Mr. Sierchio maintaining his role as our primary attorney. During the three months ended March 31, 2017 and 2016, we recognized $103,151 and $36,850 of fees for legal services billed by firms associated with Mr. Sierchio. Included in accounts payable, at March 31, 2017 and December 31, 2016, is $66,518 and $11,750, respectively, owed to Satterlee. Mr. Sierchio continues his role as a director.

In connection with our anticipated regulatory filings, we engaged StemCell Systems to provide it with prototypes and related documents. Pursuant to this engagement we incurred expenses of $54,000 and $74,567 in during the three months ended March 31, 2017 and 2016, respectively. Dr. Gerlach, from whom we purchased the CellMistTM System technologies, is a principal of StemCell Systems.

On September 25, 2014, we entered into a Charitable Grant Agreement with the University, pursuant to which we committed to provide a charitable donation to the University in the aggregate amount of $75,000. We paid the Grant in eight quarterly installments of $9,375, with the final payment made on July 22, 2016. Dr. Gerlach, from whom we purchased the CellMistTM System technologies, is a professor at the University.

Dr. Gerlach is entitled to payments for consulting services. During the three months ended March 31, 2017 and 2016, we recognized expenses related to Dr. Gerlach services of $10,080 and $11,880, respectively. Accounts payable to Dr. Gerlach amounted to $10,080 and $18,540 at March 31, 2017 and December 31, 2016, respectively.

On May 1, 2015, we entered into the Option Agreement with Dr. Gerlach, pursuant to which we obtained a one-year exclusive option to evaluate the Technology, for the purpose of determining whether we would like to purchase or license the Technology. Pursuant to the terms of the Option Agreement, we paid Dr. Gerlach a non-refundable fee of $24,000, payable in four quarterly installments of $6,000, with the first installment due on May 1, 2015. The entire $24,000 option payment was recognized as research and development expense during the period ended December 31, 2015. The final $6,000 payment was made on February 1, 2016.

On September 9, 2016, we entered into a loan agreement with KCC. Pursuant to the terms of the Loan Agreement, KCC agreed to loan us up to $900,000 at an annual interest rate of 7% per year, compounded quarterly. KCC provided us with an initial loan in the amount of $700,000, which was evidenced by the Note; the remaining $200,000 may be loaned prior to December 31, 2017, upon the mutual agreement of us and KCC. The Note, including any interest due thereon, may be prepaid at any time without penalty. The Note matures on December 31, 2017, and, beginning on the first anniversary of the Note, can be converted, at KCC’s sole discretion, into shares of our common stock at conversion rate equal to the lesser of: (i) $1.54, or the closing price of our common stock on the day prior to the issuance of the Note or (ii) a 20% discount to the average closing price of our common stock for the five days prior to the date on which KCC elects to convert the Note, subject to a floor price of $1.23. Per the Loan Agreement, we issued KCC a Series E Warrant to purchase up to 584,416 shares of our common stock at a purchase price of the lesser of: (i) $1.54, the closing price of our common stock on the day prior to issuance of the Series E Warrant; or (ii) a 20% discount to the average closing price of our common stock for the five days prior to the date on which KCC elects to exercise the Series E Warrant. The Series E Warrant is exercisable for a period of five years from the date of issuance and may be exercised on a cashless basis.

On February 23, 2017, we entered into two the February 2017 Loan Agreements with Joseph Sierchio, a member of our board of directors (“Sierchio”) and Kalen Capital Corporation, which is wholly owned by Mr. Harmel S. Rayat, our majority shareholder (“KCC” and together with Sierchio, the “Holders”). Pursuant to the terms of the February 2017 Loan Agreements, Sierchio loaned us $25,000 and KCC loaned $395,000 at an annual interest rate of 7% per year, compounded quarterly. Each loan was evidenced by a convertible promissory note (collectively, the “February 2017 Notes”). The February 2017 Notes, including any interest due thereon, may not be prepaid without the consent of the Holders. The February 2017 Notes mature on February 23, 2018, and, beginning on the one month anniversary, can be converted, at the Holders’ sole discretion, into shares of our common stock at conversion rate equal to the lesser of: (i) $3.45, the closing price of our common stock on the day prior to the issuance of the February 2017 Notes or (ii) a 20% discount to the average closing price of our common stock for the five days prior to the date on which the Holder(s) elect to convert the February 2017 Note(s), subject to a floor price of $2.76.

Per the February 2017 Loan Agreement, we issued Sierchio and KCC a Series F Warrant to purchase up to 7,246 shares and 114,493 shares, respectively, of our common stock at an exercise per share equal to the lesser of: (i) $3.45, the closing price of our common stock on the day prior to issuance of the Series F Warrant; or (ii) a 20% discount to the average closing price of our common stock for the five days prior to the date on which the Holder elects to exercise their Series F Warrant. The Series F Warrant is exercisable for a period of five years from the date of issuance and may be exercised on a cashless basis.

On February 2, 2016, KCC exercised a portion of its Series B Warrant for 2,173,913 shares of our common stock at an exercise price of $0.46 per share resulting in proceeds of $1,000,000.

On January 10, 2017, Dr. Gerlach exercised a Series A Warrant to purchase up to 240,000 shares, on a cashless basis, resulting in the issuance of 204,571 shares of common stock.

On February 2, 2017, Kenneth Kirkland, a member of our board of directors, exercised options to purchase up to 40,000 shares, on a cashless basis, resulting in the issuance of 29,642 shares of common stock.

On February 10, 2017, Joseph Sierchio, a member of our board of directors, exercised options to purchase up to 70,000 shares, on a cashless basis, resulting in the issuance of 38,642 shares of common stock.

On February 17, 2017, Thomas Bold, our President, CEO and Interim Chief Financial Officer exercised options to purchase up to 40,000 shares, on a cashless basis, resulting in the issuance of 34,296 shares of common stock.

March 1, 2017, KCC exercised 1,326,087 Series B Warrants and 3,092,637 Series C Warrants, on a cashless basis, resulting in the issuance of 4,273,831 shares of common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the three month period ended March 31, 2017, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer ("CEO") of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO has concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes to internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On April 4, 2017, the U.S. Patent & Trademark Office (the “PTO”) issued to the Company U.S. Patent No. 9,610,430 related to its device and method for spraying autologous skin cells. On or about April 11, 2017, the Company received from Avita Medical Limited (“Avita”) a paper copy of what was labeled a Petition for Inter Partes Review purporting to challenge the validity of the claims in U.S. Patent No. 9,610,430 (the “Petition”) before the Patent Trial and Appeal Board (“PTAB”), which is an administrative proceeding of the PTO (the “Proceeding”). The Company does not agree with the assertions set forth in the Petition and intends to defend its intellectual property.

In the event the Proceeding progresses, the PTAB may find (i) that the Petition is insufficient to establish that any such claims are unpatentable and accordingly confirm all of the claims in the Company’s U.S. Patent No. 9,610,430 or (ii) one or more claims of U.S. Patent No. 9,610,430 to be unpatentable and cancel any such claims and confirm the balance of such claims.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 23, 2017, the Company entered into loan agreements (collectively, the “Loan Agreements”) with each of Kalen Capital Corporation (“KCC”), a private company that owns in excess of 10% of the Company’s common stock and Joseph Sierchio (“Sierchio”), a member of the Company’s Board of Directors (together with KCC, the “Investors”). Pursuant to the terms of the Loan Agreements, the Investors agreed to loan the Company a total of $420,000 ($395,000 by KCC and $25,000 by Sierchio) at an annual interest rate of 7% per year, compounded quarterly, which was evidenced by convertible promissory notes (collectively, the “Notes”).

The Notes mature on February 23, 2018, and, beginning one month from their issuance, may be converted, at the Investors’ sole discretion, into shares of the Company’s common stock at a conversion price equal to the lesser of: (i) $3.45, the closing price of the Company’s common stock as quoted on the OTC Markets Group Inc. QB tier (the “OTCQB”) on the day prior to the issuance of the Notes or (ii) a twenty percent (20%) discount to the average closing price of the Company’s common stock as quoted on the OTCQB for the five (5) days prior to the date on which the Investors elect to convert their respective Note. The Notes, including any interest due thereon, may not be prepaid without the Investors’ consent.

Per the Loan Agreements, the Company issued the Investors Series F Stock Purchase Warrants (collectively, the “Warrants”) to purchase up to an aggregate of 121,739 shares of the Company’s common stock (a Warrant to purchase up to 114,493 shares for KCC and a Warrant to purchase up to 7,246 shares for Sierchio) at an exercise price of the lesser of: (i) $3.45, the closing price of the Company’s common stock as quoted on the OTCQB on the day prior to issuance of the Warrants; or (ii) a twenty percent (20%) discount to the average closing price of the Company’s common stock as quoted on the OTCQB for the five (5) days prior to the date on which the Investors elect to exercise their respective Warrant, subject to a floor of $2.76. The Warrants are exercisable for a period of five (5) years from the date of issuance and may be exercised on a cashless basis using the formula contained therein. The Warrants are exercisable beginning one month from their issuance.

The Loan Agreements provide the Investors with registration rights for all of the shares issuable upon conversion of the Notes and exercise of the Warrants.

The offer and sale of the Notes and Warrants was completed pursuant to the exemptions from registration provided by, among others, Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and the provisions of Regulation D and Regulation S as promulgated under the Securities Act. The Company intends to use the proceeds of the Notes for working capital and general corporate purposes.

Item 6. Exhibits

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

4.1

Convertible Promissory Note dated September 9, 2016, between Kalen Capital Corporation and the Company; incorporated by reference and included in the Company’s Form 8-K filed on September 16, 2016, SEC file number 000-30156-161888353

4.2	Series E Stock Purchase Warrant dated September 9, 2016; incorporated by reference and included in the Company’s Form 8-K filed on September 16, 2016, SEC file number 000-30156-161888353

4.3	Form of Convertible Promissory Note dated February 23, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 1, 2017, SEC file number 000-30156-17654590

4.4	Form of Series E Stock Purchase Warrant dated February 23, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 1, 2017, SEC file number 000-30156-17654590

10.1	Loan Agreement between Kalen Capital Corporation and RenovaCare, Inc. dated September 9, 2016 (Incorporated by reference to Form 8-K filed on September 16, 2016)

10.2	Form of Loan Agreement dated February 23, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 1, 2017, SEC file number 000-30156-17654590

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

RenovaCare, Inc.
(Registrant)

Date: May 3, 2017	By:	/s/ Thomas Bold
	Name:	Thomas Bold
	Title:	Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

