Form 10-Q
period 2017-06-30
RenovaCare, Inc.
filed 2017-08-14
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
Smaller reporting company	☐	Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act): Yes ☐ No ☒

As of August 8, 2017, the registrant had 75,225,418 shares of its common stock, par value $0.00001 per share, issued and outstanding.

RENOVACARE, INC.

  FORM 10-Q

For The Quarter Ended June 30, 2017

PART I

Item 1. Financial Statements

RENOVACARE, INC
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2017 AND DECEMBER 31, 2016

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$442,941	$418,031
Prepaid expenses	23,046	31,535
Total current assets	465,987	449,566

Equipment, net of accumulated depreciation of $211 and $53, respectively	740	898
Intangible assets	152,854	152,854
Total assets	$619,581	$603,318

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$11,475	$-
Accounts payable - related parties	65,506	33,290
Contract payable	100,000	150,000
Interest payable to related parties	50,542	15,220
Interest payable	544	-
Convertible promissory note, net of discount of $16,076	8,924	-
Convertible promissory notes payable to related parties, net of discount of $543,319 and $534,519, respectively	576,681	165,481
Total current liabilities	813,672	363,991
Total liabilities	813,672	363,991

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.00001 par value; 500,000,000 shares authorized, 74,765,168 and 70,069,693 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	749	702
Additional paid-in capital	12,698,944	11,290,209
Retained deficit	(12,893,784)	(11,051,584)
Total stockholders' equity (deficit)	(194,091)	239,327
Total liabilities and stockholders' equity (deficit)	$619,581	$603,318

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating expense
Research and development	144,885	73,810	223,965	185,632
General and administrative	861,393	453,544	1,164,416	1,122,613
Total operating expense	1,006,278	527,354	1,388,381	1,308,245

Loss from operations	(1,006,278)	(527,354)	(1,388,381)	(1,308,245)

Other income (expense)
Interest income	199	-	457	-
Interest expense	(20,516)	-	(35,866)	-
Accretion of debt discount	(243,781)	-	(418,410)	-
Total other income (expense)	(264,098)	-	(453,819)	-

Net loss	$(1,270,376)	$(527,354)	$(1,842,200)	$(1,308,245)

Basic and Diluted Loss per Common Share	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	74,653,184	69,955,847	73,174,724	69,561,676

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND YEAR ENDED DECEMBER 31, 2016

	Common Stock		Additional	Retained	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance, December 31, 2015	67,781,934	$678	$9,197,970	$(8,973,695)	$224,953

					-
Issuance of common stock from the exercise of warrants	2,273,913	24	1,109,977	-	1,110,001
Issuance of common stock from the exercise of stock options	13,846	-	-	-	-
Stock based compensation due to common stock purchase options	-	-	296,123	-	296,123
Reversal of stock based compensation due to forfeiture of stock options	-	-	(13,861)	-	(13,861)
Discount on convertible promissory note due to detachable warrants	-	-	340,735	-	340,735
Discount on convertible promissory note due to beneficial conversion feature	-	-	359,265	-	359,265
Net loss for the year ended December 31, 2016	-	-	-	(2,077,889)	(2,077,889)
Balance, December 31, 2016	70,069,693	702	11,290,209	(11,051,584)	239,327

Issuance of common stock from the exercise of warrants	4,592,895	46	344,578	-	344,624
Issuance of common stock from the exercise of stock options	102,580	1	(1)	-	-
Stock based compensation due to common stock purchase options	-	-	620,872	-	620,872
Discount on convertible promissory note due to detachable warrants and beneficial conversion feature	-	-	443,286	-	443,286
Net loss for the six months ended June 30, 2017	-	-	-	(1,842,200)	(1,842,200)
Balance, June 30, 2017 (Unaudited)	74,765,168	$749	$12,698,944	$(12,893,784)	$(194,091)

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(1,842,200)	$(1,308,245)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation	158	-
Stock based compensation expense	620,872	274,287
Accretion of debt discount	418,410	-
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	8,489	(17,687)
Increase (decrease) in accounts payable	11,475	9,113
Increase (decrease) in accounts payable - related parties	32,216	(4,160)
Increase (decrease) in interest payable - related parties	35,322	-
Increase (decrease) in interest payable	544	-
Increase (decrease) in contract payable	(50,000)	(74,750)
Net cash flows from operating activities	(764,714)	(1,121,442)

Cash flows from financing activities
Proceeds from exercise of warrants and issuance of common stock	344,624	1,000,000
Proceeds from the issuance of convertible promissory notes	445,000	-
Net cash flows from financing activities	789,624	1,000,000

Increase in cash and cash equivalents	24,910	(121,442)

Cash and cash equivalents at beginning of period	418,031	397,589

Cash and cash equivalents at end of period	$442,941	$276,147

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Discount on convertible promissory note due to detachable warrants and beneficial conversion feature	$443,286	$-

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Organization, Going Concern, Recent Accounting Pronouncements and Earnings (Loss) Per Share

Basis of Presentation

The unaudited financial statements of RenovaCare, Inc. (the “Company”) as of June 30, 2017, and for the three and six months ended June 30, 2017 and 2016, have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial reporting and include the Company’s wholly-owned subsidiary, RenovaCare Sciences. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016, as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Organization

RenovaCare, Inc., together with its wholly owned subsidiary, focuses on the acquisition, research, development and, if warranted, commercialization of autologous (using a patient's own cells) cellular therapies that can be used for medical and aesthetic applications.

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

Going Concern

The Company's activities have consisted principally of performing research and development activities and raising capital. These activities are subject to significant risks and uncertainties, including possible failure of preclinical testing and failing to secure additional funding before achieving sustainable revenue and profit from operations. The Company's ability to fund the development of its cellular therapies will depend on the amount and timing of cash receipts from future financing activities. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

As of June 30, 2017, the Company has a retained deficit of $12,893,784 and cash and cash equivalents of $442,941. In July 2017, the Company received Private Placement funding of $1.1 million. Based upon its current and near term anticipated level of operations and expenditures, the Company believes that cash on hand should be sufficient to enable it to continue operations through January 2018. If adequate funds are not available on reasonable terms, or at all, it would result in a material adverse effect on the Company’s business, operating results, financial condition and prospects.

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. These consolidated financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

Recent Accounting Pronouncements

Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative non-governmental US GAAP as found in the Financial Accounting Standards Board's Accounting Standards Codification.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718)”, which is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance was effective for annual periods beginning after December 31, 2016, with early adoption permitted. The Company adopted the guidance with no material impact on its financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. The guidance was effective for annual periods beginning after December 31, 2016, with early adoption permitted. The Company adopted the guidance with no material impact on its consolidated financial statements.

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

Following is the computation of basic and diluted net loss per share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(1,270,376)	$(527,354)	$(1,842,200)	$(1,308,245)
Denominator:
Weighted average number of common shares outstanding	74,653,184	69,955,847	73,174,724	69,561,676
Basic and diluted EPS	$(0.02)	$(0.01)	$(0.03)	$(0.02)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	545,000	437,500	545,000	437,500
Warrants	2,228,908	6,796,087	2,228,908	6,796,087
Convertible debt	633,656	-	633,656	-
Total shares not included in the computation of diluted losses per share	3,407,564	7,233,587	3,407,564	7,233,587

Note 2. Assets – Intellectual Property

On July 12, 2013, the Company, together with its wholly owned subsidiary, RenovaCare Sciences, entered into an asset purchase agreement (“APA”) with Dr. Jörg Gerlach, MD, PhD, pursuant to which RenovaCare Sciences purchased all of Dr. Gerlach’s rights, title and interest in the CellMistTM System. Acquisition related costs amounted to $52,852 and were capitalized together with the cash payment upon the closing of the transaction in July 2013 of $100,002. Intangible assets amounted to $152,854 at June 30, 2017 and December 31, 2016.

Note 3. Contract Payable

On June 9, 2014, the Company, together with its wholly owned subsidiary, RenovaCare Sciences, entered into an amended asset purchase agreement (the “Amended APA”) with Dr. Jörg Gerlach, MD, PhD, pursuant to which RenovaCare Sciences purchased all of Dr. Gerlach's rights, title and interest in the CellMist™ System. The Amended APA provided for cash payments of $300,000 as partial consideration for the purchase which are payable as follows: (a) $100,000 on December 31, 2014; (b) $50,000 on December 31, 2015; (c) $50,000 on December 31, 2016; and (d) $100,000 on December 31, 2017. At June 30, 2017, $100,000 of the amount payable to Dr. Gerlach was recorded as current liabilities in the accompanying consolidated balance sheet.

Note 4. Debt

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

During the three and six months ended June 30, 2017, the Company recognized $12,698 and $25,042 of interest expense and $133,264 and $265,063 of accretion related to the debt discount. The remaining debt discount of $269,456 will be amortized over the next two quarters through December 31, 2017.

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

During the three and six months ended June 30, 2017, the Company recognized $7,819 and $10,824 of interest expense and $110,517 and $153,347 of accretion related to the debt discount. The remaining debt discount of $289,939 will be amortized over the next three quarters through March 31, 2018.

Note 5. Common Stock and Warrants

Common Stock

At June 30, 2017, the Company had 500,000,000 authorized shares of common stock with a par value of $0.00001 per share, 74,765,168 shares of common stock outstanding and 19,338,572 shares reserved for issuance under the Company’s 2013 Long-Term Incentive Plan (the “2013 Plan”) as adopted and approved by the Company’s Board of Directors (the “Board”) on June 20, 2013 that provides for the grant of stock options to employees, directors, officers and consultants (See “Note 6. Stock Options”).

During the six months ended June 30, 2017, the Company had the following common stock related transactions:

•	June 28, 2017, KCC exercised 114,493 Series F Warrants for $3.01 per share resulting in the issuance of 114,493 shares of common stock and proceeds of $344,624.

•	March 1, 2017, KCC exercised 1,326,087 Series B Warrants and 3,500,000 Series C Warrants, on a cashless basis, resulting in the issuance of 4,273,831 shares of common stock.

•	On February 17, 2017, Thomas Bold, the Company’s President, CEO and Interim Chief Financial Officer exercised options to purchase up to 40,000 shares, on a cashless basis, resulting in the issuance of 34,296 shares of common stock.

•	On February 10, 2017, Joseph Sierchio, a member of the Company’s board of directors, exercised options to purchase up to 70,000 shares, on a cashless basis, resulting in the issuance of 38,642 shares of common stock.

•	On February 2, 2017, Kenneth Kirkland, a member of the Company’s board of directors, exercised options to purchase up to 40,000 shares, on a cashless basis, resulting in the issuance of 29,642 shares of common stock.

•	On January 10, 2017, Dr. Gerlach exercised a Series A Warrant to purchase up to 240,000 shares, on a cashless basis, resulting in the issuance of 204,571 shares of common stock.

During the year ended December 31, 2016, the Company had the following common stock related transactions:

•	issued 100,000 shares of common stock, upon the exercise of a Series D Warrant at an exercise price of $1.10 per share resulting in $110,001 of proceeds to the Company.

•	issued 2,173,913 shares of common stock to KCC on February 2, 2016, upon the exercise of a portion of its Series B Warrant at an exercise price of $0.46 per share resulting in $1,000,000 of proceeds to the Company.

•	issued 13,846 shares of common stock upon the cashless exercise of an option to purchase 20,000 shares by Joseph Sierchio, a director.

Warrants

The following table summarizes information about warrants outstanding at June 30, 2017 and December 31, 2016:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted
Description	June 30,	December 31,	Average Exercise Price	Expiration
	2017	2016
Series A	720,000	960,000	$ 0.35	July 12, 2019
Series B	-	1,326,087	$ 0.46	November 29, 2018
Series C	-	3,500,000	$ 0.49	November 29, 2018
Series D	910,000	910,000	$ 1.10	June 5, 2020
Series E	584,416	584,416	$ 1.54	September 8, 2021
Series F	14,492	-	$ 3.45	February 23, 2022 & March 9, 2022
Total	2,228,908	7,280,503

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

Three Series F Warrants to purchase 128,985 shares of common stock were issued between February 22, 2017 and March 9, 2017 in connection with the February 2017 Loan Agreements. The Series F Warrants have an exercise price of the lesser of: (i) $3.45, the closing price of the Company’s common stock as quoted on the OTCQB on the day prior to issuance of the Warrant; or (ii) a twenty percent (20%) discount to the average closing price of the Company’s common stock as quoted on the OTCQB for the five days prior to the date on which the holder elects to exercise the Warrant. The Warrant is exercisable for a period of five years from the date of issuance and may be exercised on a cashless basis using the formula contained therein. On June 28, 2017, KCC exercised 114,493 Series F Warrants for $3.01 per share resulting in the issuance of 114,493 shares of common stock and proceeds of $344,624.

Note 6. Stock Options

On June 20, 2013, the Company’s Board adopted the 2013 Long-Term Incentive Plan and on November 15, 2013, a stockholder owning a majority of the Company’s issued and outstanding stock approved adoption to the 2013 Plan. Pursuant to the terms of the 2013 Plan, an aggregate of 20,000,000 shares of the Company’s common stock are reserved for issuance to the Company’s officers, directors, employees and consultants in order to attract and hire key technical personnel and management. Options granted to employees under the 2013 Plan, including directors and officers who are employees, may be incentive stock options or non-qualified stock options; options granted to others under the 2013 Plan are limited to non-qualified stock options. As of June 30, 2017, there were 19,338,572 shares available for grant.

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

Stock Option Activity

The following table summarizes stock option activity for the six months ended June 30, 2017:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2015	257,500	1.07
Grants	187,500	1.92
Forfeitures	(40,000)	1.65
Exercises	(20,000)	0.80
Outstanding at December 31, 2016	385,000	1.42
Grants	310,000	4.20
Exercises	(150,000)	1.12
Outstanding at June 30, 2017	545,000	3.09	9.12 years	501,425
Exercisable at June 30, 2017	375,000	2.75	8.94 years	447,425
Available for grant at June 30, 2017	19,338,572

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. There were 310,000 stock options granted during the six months ended June 30, 2017 with a weighted-average grant date fair value of $3.38. There were 180,000 stock options granted during the six months ended June 30, 2016 with a weighted-average grant date fair value of $1.40. There were 150,000 options exercised on a cashless basis resulting in the issuance of 102,582 shares of common stock during the six months ended June 30, 2017, with an aggregate intrinsic value of $397,100. There were no stock options exercised during the six months ended June 30, 2016. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company's historical experience. The risk-free interest rate is based on a U.S. treasury note with maturity similar to the option award's expected life. The expected life represents the average period of time that options granted are expected to be outstanding. The assumptions for volatility, expected life, dividend yield and risk-free interest rate for options granted are presented in the table below:

	2017	2016
Risk-free interest rate	1.93% - 2.39%	1.23%- 1.41%
Expected life in years	5.5 - 10.0	5.5
Weighted Avg. Expected Volatility	98% - 106%	92%
Expected dividend yield	0	0

The share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time is expensed ratably over the respective vesting periods. During the three months ended June 30, 2017 and 2016, the Company recognized $617,878 and $1,169, respectively, in share-based compensation. During the six months ended June 30, 2017 and 2016, the Company recognized $620,872 and $274,287, respectively, in share-based compensation. Stock-based compensation has been included in the Consolidated Statement of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$64,790	$-	$64,790	$-
General and administrative	553,088	1,171	556,082	274,287
Total	$617,878	$1,171	$620,872	$274,287

The following table summarizes information about stock options outstanding and exercisable at June 30, 2017:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

0.80	10,000	7.13	0.80	10,000	7.13	0.80
1.05	55,000	6.76	1.05	35,000	6.76	1.05
1.25	7,500	7.96	1.25	7,500	7.96	1.25
1.34	7,500	8.01	1.34	7,500	8.01	1.34
1.65	10,000	8.34	1.65	10,000	8.34	1.65
1.70	7,500	8.30	1.70	7,500	8.30	1.70
1.91	130,000	8.71	1.91	130,000	8.71	1.91
2.28	7,500	9.06	2.28	7,500	9.06	2.28
4.20	310,000	9.87	4.20	160,000	9.87	4.20
Total	545,000	9.12	$3.09	375,000	8.94	$2.75

Note 7. Commitments

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

In connection with the Company’s anticipated regulatory filings, the Company has engaged StemCell Systems GmbH (“StemCell Systems”) to provide it with prototypes and related documents under various agreements. Pursuant to these engagements the Company incurred expenses of $52,830 and $36,000 during the three months ended June 30, 2017 and 2016, respectively, and $106,830 and $110,567 during the six months ended June 30, 2017 and 2016, respectively. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a principal of StemCell Systems.

See also “Note 8. Related Party Transactions.”

Note 8. Related Party Transactions

As compensation for their service on the Board, Dr. Kirkland and Mr. Sierchio will receive an annual retainer of $6,000, payable in equal yearly installments in arrears and prorated for any partial years of service. Additionally, on March 15, 2016, the Company granted to each of Dr. Kirkland and Mr. Sierchio an incentive stock option to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.91 per share. The options became fully vested upon grant. On May 11, 2017, the Company granted to each of Dr. Kirkland and Mr. Sierchio an incentive stock option to purchase up to 75,000 shares of the Company’s common stock at an exercise price of $4.20 per share. 37,500 of the May 11 grant vested immediately with the remaining 37,500 vesting in one year on May 11, 2018. The option strike prices equal the closing price of the Company’s common stock on the day of grant. The Options may be exercised on a “cashless basis” using the formula contained therein.

The law firm of Sierchio & Partners, LLP, of which Joseph Sierchio, one of the Company’s directors, was a principal, has provided counsel to the Company since August 26, 2010 and beginning in September 2016, Mr. Sierchio became a partner at Satterlee Stephens LLP (“Satterlee”). Concurrently with Mr. Sierchio’s move to Satterlee, the Company engaged wih Satterlee to provide legal counsel with Mr. Sierchio maintaining his role as the Company’s primary attorney. During the three months ended June 30, 2017 and 2016, the Company recognized $77,537 and $54,665 of fees for legal services billed by firms associated with Mr. Sierchio. During the six months ended June 30, 2017 and 2016, the Company recognized $180,668 and $91,515 of fees for legal services billed by firms associated with Mr. Sierchio. Included in accounts payable, at June 30, 2017 and December 31, 2016, is $40,000 and $11,750, respectively, owed to Satterlee. Mr. Sierchio continues his role with the Company as a director.

In connection with the Company’s anticipated regulatory filings, the Company has engaged StemCell Systems to provide it with prototypes and related documents under various agreements. Pursuant to these engagements the Company incurred expenses of $52,830 and $36,000 during the three months ended June 30, 2017 and 2016, respectively, and $106,830 and $110,567 during the six months ended June 30, 2017 and 2016, respectively. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a principal of StemCell Systems.

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

Dr. Gerlach is entitled to payments for consulting services. During the three months ended June 30, 2017 and 2016, the Company recognized expenses related to Dr. Gerlach services of $8,460 and $12,060, respectively. During the Six months ended June 30, 2017 and 2016, the Company recognized expenses related to Dr. Gerlach services of $18,540 and $23,940, respectively. Accounts payable to Dr. Gerlach amounted to $8,460 and $18,540 at June 30, 2017 and December 31, 2016, respectively.

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

Per the Loan Agreement, the Company issued KCC a Series E Warrant to purchase up to 584,416 shares of the Company’s common stock at a purchase price of the lesser of: (i) $1.54; or (ii) a 20% discount to the average closing price of the Company’s common stock for the five days prior to the date on which KCC elects to exercise the Series E Warrant. The Series E Warrant is exercisable for a period of five years and may be exercised on a cashless basis, See “Note 4. Debt” for additional disclosure.

On February 23, 2017, the Company entered into two of the February 2017 Loan Agreements with Sierchio and KCC pursuant to which Sierchio loaned the Company $25,000 and KCC loaned $395,000 at an interest rate of 7%. The February 2017 Notes mature on February 23, 2018, and, beginning on the one month anniversary, can be converted into shares of the Company’s common stock at conversion rate equal to the lesser of: (i) $3.45; or (ii) a 20% discount to the average closing price of the Company’s common stock for the five days prior to the date on which the Holder(s) elect to convert the February 2017 Note(s), subject to a floor price of $2.76.

Per the February 2017 Loan Agreement, the Company issued Sierchio, and KCC a Series F Warrant to purchase up to 7,246 shares and 114,493 shares, respectively, of the Company’s common stock at an exercise per share equal to the lesser of: (i) $3.45; or (ii) a 20% discount to the average closing price of the Company’s common stock for the five days prior to the date on which the Holder elects to exercise their Series F Warrant. The Series F Warrant is exercisable for a period of five years from the date of issuance and may be exercised on a cashless basis. See “Note 4. Debt” for additional disclosure.

On June 28, 2017, KCC exercised 114,493 Series F Warrants for $3.01 per share resulting in the issuance of 114,493 shares of common stock and proceeds of $344,624.

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

Note 9. Subsequent Events

On July 21, 2017, the Company completed a self-directed offering of 460,250 units of the Company's equity securities (the "Units") at a price of $2.44 per unit for $1,123,010 in aggregate proceeds (the “July 2017 Private Placement”). Each unit consists of (a) one share of common stock and one Series G Stock Purchase Warrant (the “Series G Warrants”) allowing the holder to purchase one (1) share of the Company’s common stock at a price of $2.68 per share for a period of five years. The warrants may be exercised on a cashless basis. Of the 460,250 Units purchased, KCC purchased 410,000.

The relative fair value of the common stock was estimated to be $635,010. The relative fair value of the Series G Warrants was estimated to be $488,000 as determined based on the relative fair value allocation of the proceeds received. The Series G Warrants were valued using the Black-Scholes option pricing model using the following variables: market price of common stock - $2.92 per share; estimated volatility – 102.23%; 5-year risk free interest rate – 1.81%; expected dividend rate - 0% and expected life - 5 years.

The Company intends to use the proceeds from the July 2017 Private Placement for general corporate purposes, including the continued research and development of the Company’s SkinGunTM and CellMistTM technologies and for working capital.

The July 2017 Private Placement was conducted pursuant to exemptions from the registration requirements afforded by, among others, Rule 506(c) of Regulation D ("Regulation D") and Regulation S ("Regulation S"), as promulgated under the Securities Act of 1933, as amended. Accordingly, the Offering was available only to investors who reasonably verify to the Company that they are "accredited investors," as such term is defined in Rule 501(a) of Regulation D or who are not U.S. Persons, as such term is defined in Rule 902 of Regulation S.

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

Overview

RenovaCare, Inc. (formerly Janus Resources, Inc.) (together with its wholly owned subsidiary, “RenovaCare” the “Company” “we” “us” and “our”) was incorporated under the laws of the State of Nevada and has an authorized capital of 500,000,000 shares of $0.00001 par value common stock, of which 75,225,418 shares are outstanding as of August 8, 2017, and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

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

Results of Operations

Three and Six Months Ended June 30, 2017 Compared with the Three and Six Months Ended June 30, 2016

Operating Expenses

A summary of our operating expense for the three and six months ended June 30, 2017 and 2016 follows:

	Three Months Ended June 30,		Increase /	Percentage
	2017	2016	(Decrease)	Change
Operating expense
Research and development	$80,095	$73,810	$6,285	9%
General and administrative	308,305	452,373	(144,068)	-32%
Stock compensation	617,878	1,171	616,707	nmf
Total operating expense	$1,006,278	$527,354	$478,924	91%

	Six Months Ended June 30,		Increase /	Percentage
	2017	2016	(Decrease)	Change
Operating expense
Research and development	$159,175	$185,632	$(26,457)	-14%
General and administrative	608,334	848,326	(239,992)	-28%
Stock compensation	620,872	274,287	346,585	126%
Total operating expense	$1,388,381	$1,308,245	$80,136	6%

Research and Development

Research and development (“R&D”) costs represent costs incurred to develop our CellMistTM System and are incurred pursuant to agreements with third party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred. R&D costs increased during the three months and decreased during the six months ended June 30, 2017 compared to 2016, as a result of the timing of certain of our R&D expenses; we anticipate that R&D expenses will increase towards the middle and end of 2017.

General and Administrative

General and administrative costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. General and administrative costs, excluding stock based compensation, decreased during the three and six months ended June 30, 2017 compared to 2016 due primarily to a decrease in investor communications related fees, lower personnel costs and lower travel costs offset by higher professional fees.

Stock Compensation

Expense associated with equity based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock compensation represents the expense associated with the amortization of our stock options. Stock compensation expense increased during the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 due to the May 11, 2017 grant of 310,000 stock options of which 160,000 vested on the date of grant whereas no stock options were granted during the second quarter of 2016.

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

Liquidity and Capital Resources

We currently finance our activities through the sale of our equity securities and issuance of debt. There is no assurance that funding will be accessible to us at the times and in the amounts required to fund our ongoing operations. There are many conditions beyond our control, which have a direct bearing on the level of investor interest in the purchase of our securities. We do not have any agreements or understandings with any person as to additional financing. At June 30, 2017, we had cash of $442,941, negative working capital of $347,685 and total liabilities of $813,672. Subsequent to our quarter end, on July 21, 2017, the Company closed a financing that resulted in $1,123,010 of proceeds to the Company.

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 1 to the consolidated financial statements, we have incurred recurring operating losses since inception of $12,893,784. We require additional funds to meet our obligations and maintain our operations. Management believes that the Company's cash and cash equivalent balances will be sufficient to meet the Company's cash requirements through January 2018. We do not currently have cash flow from operations as we have no commercialized products; without cash flow from operations, we will need to obtain additional funds (presumably through equity offerings, debt borrowing or through the exercise of outstanding warrants, which, if exercised in total for cash would result in proceeds of $3,436,000; all of our outstanding warrants currently include a “cashless exercise” feature) in order to implement our current research and development programs for the CellMistTM System. If we are unable to obtain adequate funds, or if such funds are not available to us on acceptable terms, our ability to continue our business as planned will be significantly impaired and it may cause us to curtail operations.

Net cash used in operating activities was $764,714 during the six months ended June 30, 2017, compared to net cash used in operating activities of $1,121,442 during the six months ended June 30, 2016. The decrease in cash used in operating activities is due to fewer dollars spent on public and investors relations, personnel compensation and R&D offset by higher professional fees.

Net cash provided by financing activities was $789,624 during the six months ended June 30, 2017, compared to $1,000,000 during the six months ended June 30, 2016.

On June 28, 2017, KCC exercised 114,493 Series F Warrants for $3.01 per share resulting in the issuance of 114,493 shares of common stock and proceeds of $344,624.

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

Off-balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at June 30, 2017, and the subsequent period to through the date of this report, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements.

Recently Issued Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements for more information regarding recent accounting pronouncements and their impact to our consolidated results of operations and financial position.

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

Other than as disclosed below, during the three and six months ended June 30, 2017 and 2016, and the subsequent period, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

As compensation for their service on the Board, Dr. Kirkland and Mr. Sierchio receive an annual retainer of $6,000, payable in equal yearly installments in arrears and prorated for any partial years of service. For the three months ended June 30, 2017, directors' and consulting fees with respect to our officers and directors were $3,000 (2016: $3,000). For the six months ended June 30, 2017, directors' and consulting fees with respect to our officers and directors were $6,000 (2016: $6,000).

The law firm of Sierchio & Partners, LLP, of which Joseph Sierchio, one of the Company’s directors, was a principal, has provided counsel to the Company since August 26, 2010 and beginning in September 2016, Mr. Sierchio became a partner at Satterlee. Concurrently with Mr. Sierchio’s move to Satterlee, the Company engaged wih Satterlee to provide legal counsel with Mr. Sierchio maintaining his role as the Company’s primary attorney. During the three months ended June 30, 2017 and 2016, the Company recognized $77,537 and $54,665 of fees for legal services billed by firms associated with Mr. Sierchio. During the six months ended June 30, 2017 and 2016, the Company recognized $180,668 and $91,515 of fees for legal services billed by firms associated with Mr. Sierchio. Included in accounts payable, at June 30, 2017 and December 31, 2016, is $40,000 and $11,750, respectively, owed to Satterlee. Mr. Sierchio continues his role with the Company as a director.

In connection with the Company’s anticipated regulatory filings, the Company has engaged StemCell Systems to provide it with prototypes and related documents under various agreements. Pursuant to these engagements the Company incurred expenses of $52,830 and $36,000 during the three months ended June 30, 2017 and 2016, respectively, and $106,830 and $110,567 during the six months ended June 30, 2017 and 2016, respectively. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a principal of StemCell Systems.

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

Dr. Gerlach is entitled to payments for consulting services. During the three months ended June 30, 2017 and 2016, the Company recognized expenses related to Dr. Gerlach services of $8,460 and $12,060, respectively. During the Six months ended June 30, 2017 and 2016, the Company recognized expenses related to Dr. Gerlach services of $18,540 and $23,940, respectively. Accounts payable to Dr. Gerlach amounted to $8,460 and $18,540 at June 30, 2017 and December 31, 2016, respectively.

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

On June 28, 2017, KCC exercised 114,493 Series F Warrants for $3.01 per share resulting in the issuance of 114,493 shares of common stock and proceeds of $344,624.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the three month period ended June 30, 2017, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer ("CEO") of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO has concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

____________

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

RenovaCare, Inc. (Registrant)

Date: August 14, 2017	By:	/s/ Thomas Bold
	Name:	Thomas Bold
	Title:	Chief Executive Officer and Interim Chief Financial Officer
Principal Executive Officer and Principal Financial Officer)

