Form 10-Q
period 2017-09-30
RenovaCare, Inc.
filed 2017-11-14
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
Smaller reporting company	☒	Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act): Yes ☐ No ☒

As of November 1, 2017, the registrant had 76,145,418 shares of its common stock, par value $0.00001 per share, issued and outstanding.

RENOVACARE, INC.

FORM 10-Q

For The Quarter Ended September 30, 2017

PART I

Item 1. Financial Statements

RENOVACARE, INC
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,149,604	$418,031
Prepaid expenses	11,800	31,535
Total current assets	1,161,404	449,566

Equipment, net of accumulated depreciation of $291 and $53, respectively	661	898
Intangible assets	152,854	152,854
Total assets	$1,314,919	$603,318

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$101,911	$-
Accounts payable - related parties	20,000	33,290
Contract payable	100,000	150,000
Interest payable to related parties	71,185	15,220
Convertible promissory notes payable to related parties, net of discount of $302,728 and $534,519, respectively	817,272	165,481
Total current liabilities	1,110,368	363,991
Total liabilities	1,110,368	363,991

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.00001 par value; 500,000,000 shares authorized, 75,225,418 and 70,069,693 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	753	702
Additional paid-in capital	13,949,028	11,290,209
Retained deficit	(13,745,230)	(11,051,584)
Total stockholders' equity	204,551	239,327
Total liabilities and stockholders' equity	$1,314,919	$603,318

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating expense
Research and development	139,819	45,381	363,785	231,013
General and administrative	434,923	223,832	1,599,338	1,347,063
Total operating expense	574,742	269,213	1,963,123	1,578,076

Loss from operations	(574,742)	(269,213)	(1,963,123)	(1,578,076)

Other income (expense)
Interest income	738	149	1,195	768
Interest expense	(20,775)	(2,819)	(56,641)	(2,819)
Accretion of debt discount	(256,667)	(30,753)	(675,077)	(30,753)
Total other income (expense)	(276,704)	(33,423)	(730,523)	(32,804)

Net loss	$(851,446)	$(302,636)	$(2,693,646)	$(1,610,880)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.00)	$(0.04)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	75,123,280	69,955,847	73,837,107	69,695,772

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2016

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2015	67,781,934	$678	$9,197,970	$(8,973,695)	$224,953
					-
Issuance of common stock from the exercise of warrants	2,273,913	24	1,109,977	-	1,110,001
Issuance of common stock from the exercise of stock options	13,846	-	-	-	-
Stock based compensation due to common stock purchase options	-	-	296,123	-	296,123
Reversal of stock based compensation due to forfeiture of stock options	-	-	(13,861)	-	(13,861)
Discount on convertible promissory note due to detachable warrants	-	-	340,735	-	340,735
Discount on convertible promissory note due to beneficial conversion feature	-	-	359,265	-	359,265
Net loss for the year ended December 31, 2016	-	-	-	(2,077,889)	(2,077,889)
Balance, December 31, 2016	70,069,693	702	11,290,209	(11,051,584)	239,327

Issuance of common stock from the exercise of warrants	4,592,895	46	344,578	-	344,624
Issuance of common stock from the exercise of stock options	102,580	1	(1)	-	-
July 2017 Private Placement units issued	460,250	4	1,122,606	-	1,122,610
Stock based compensation due to common stock purchase options	-	-	748,350	-	748,350
Discount on convertible promissory note due to detachable warrants and beneficial conversion feature	-	-	443,286	-	443,286
Net loss for the nine months ended September 30, 2017	-	-	-	(2,693,646)	(2,693,646)
Balance, September 30, 2017 (Unaudited)	75,225,418	$753	$13,949,028	$(13,745,230)	$204,551

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(2,693,646)	$(1,610,880)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation	237	-
Stock based compensation expense	748,350	287,238
Accretion of debt discount	675,077	30,753
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	19,735	(1,737)
Increase (decrease) in accounts payable	101,911	(43,407)
Increase (decrease) in accounts payable - related parties	(13,290)	9,497
Increase (decrease) in interest payable - related parties	55,965	2,819
Increase (decrease) in contract payable	(50,000)	(84,125)
Net cash flows from operating activities	(1,155,661)	(1,409,842)

Cash flows from financing activities
Proceeds from exercise of warrants and issuance of common stock	1,467,234	1,000,000
Proceeds from the issuance of convertible promissory notes	445,000	700,000
Payments of convertible promissory notes	(25,000)	-
Net cash flows from financing activities	1,887,234	1,700,000

Increase in cash and cash equivalents	731,573	290,158

Cash and cash equivalents at beginning of period	418,031	397,589

Cash and cash equivalents at end of period	$1,149,604	$687,747

Supplemental disclosure of cash flow information:
Interest paid in cash	$676	$-
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Discount on convertible promissory note due to detachable warrants and beneficial conversion feature	$443,286	$700,000

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Organization, Going Concern, Recent Accounting Pronouncements and Earnings (Loss) Per Share

Basis of Presentation

The unaudited financial statements of RenovaCare, Inc. (the “Company”) as of September 30, 2017, and for the three and nine months ended September 30, 2017 and 2016, have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial reporting and include the Company’s wholly-owned subsidiary, RenovaCare Sciences. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016, as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

The Company does not have any commercialized products, has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. The Company expects to incur losses as it continues development of its products and technologies. Over the past year, the Company has been funded through the sale of equity securities and proceeds from convertible promissory notes. As of September 30, 2017, the Company had approximately $1,149,604 of cash. On October 16, 2017, the Company completed a private placement with a group of private investors, whereby the Company received $2,300,000 from the sale of common stock and warrants. The Company believes that, as a result, it currently has sufficient cash to meet its funding requirements over the next year. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it will need to raise additional capital to accomplish its business plan. The Company expects to seek to obtain additional funding through the sale of its securities. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

Following is the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(851,446)	$(302,636)	$(2,693,646)	$(1,610,880)
Denominator:
Weighted average number of common shares outstanding	75,123,280	69,955,847	73,837,107	69,695,772
Basic and diluted EPS	$(0.01)	$(0.00)	$(0.04)	$(0.02)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	545,000	445,000	545,000	445,000
Warrants	2,689,158	7,380,503	2,689,158	7,380,503
Convertible debt	647,813	623,067	647,813	623,067
Total shares not included in the computation of diluted losses per share	3,881,971	8,448,570	3,881,971	8,448,570

Note 2. Assets – Intellectual Property

On July 12, 2013, the Company, together with its wholly owned subsidiary, RenovaCare Sciences, entered into an asset purchase agreement (“APA”) with Dr. Jörg Gerlach, MD, PhD, pursuant to which RenovaCare Sciences purchased all of Dr. Gerlach’s rights, title and interest in the CellMistTM System. Acquisition related costs amounted to $52,852 and were capitalized together with the cash payment upon the closing of the transaction in July 2013 of $100,002. Intangible assets amounted to $152,854 at September 30, 2017 and December 31, 2016.

Note 3. Contract Payable

On June 9, 2014, the Company, together with its wholly owned subsidiary, RenovaCare Sciences, entered into an amended asset purchase agreement (the “Amended APA”) with Dr. Jörg Gerlach, MD, PhD, pursuant to which RenovaCare Sciences purchased all of Dr. Gerlach's rights, title and interest in the CellMist™ System. The Amended APA provided for cash payments of $300,000 as partial consideration for the purchase which are payable as follows: (a) $100,000 on December 31, 2014; (b) $50,000 on December 31, 2015; (c) $50,000 on December 31, 2016; and (d) $100,000 on December 31, 2017. At September 30, 2017, $100,000 of the amount payable to Dr. Gerlach was recorded as current liabilities in the accompanying consolidated balance sheet.

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

During the three and nine months ended September 30, 2017, the Company recognized $13,051 and $38,093 of interest expense and $134,728 and $399,791 of accretion related to the debt discount. The remaining debt discount of $134,728 will be amortized over the next quarter through December 31, 2017.

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

On July 27, 2017, the Company repaid the Investor in full, including $25,000 of note principal and $676 of accrued interest.

During the three and nine months ended September 30, 2017, the Company recognized $7,724 and $18,548 of interest expense and $121,939 and $275,286 of accretion related to the debt discount. The remaining debt discount of $168,000 will be amortized over the next two quarters through March 31, 2018.

Note 5. Common Stock and Warrants

Common Stock

At June 30, 2017, the Company had 500,000,000 authorized shares of common stock with a par value of $0.00001 per share, 75,225,418 shares of common stock outstanding and 19,338,572 shares reserved for issuance under the Company’s 2013 Long-Term Incentive Plan (the “2013 Plan”) as adopted and approved by the Company’s Board of Directors (the “Board”) on June 20, 2013 that provides for the grant of stock options to employees, directors, officers and consultants (See “Note 6. Stock Options”).

During the nine months ended September 30, 2017, the Company had the following common stock related transactions:

•	On July 21, 2017, the Company completed a self-directed offering of 460,250 units of the Company's equity securities (the "Units") at a price of $2.44 per unit for $1,122,610 in aggregate proceeds (the “July 2017 Private Placement”). Each unit consists of (a) one share of common stock and one Series G Stock Purchase Warrant (the “Series G Warrants”) allowing the holder to purchase one share of the Company’s common stock at a price of $2.68 per share for a period of five years. The warrants may be exercised on a cashless basis. The relative fair value of the common stock was estimated to be $634,782. The relative fair value of the Series G Warrants was estimated to be $487,828 as determined based on the relative fair value allocation of the proceeds received. The Series G Warrants were valued using the Black-Scholes option pricing model using the following variables: market price of common stock - $2.92 per share; estimated volatility – 102.23%; 5-year risk free interest rate – 1.81%; expected dividend rate - 0% and expected life - 5 years.

•	On June 28, 2017, KCC exercised 114,493 Series F Warrants for $3.01 per share resulting in the issuance of 114,493 shares of common stock and proceeds of $344,624.

•	March 1, 2017, KCC exercised 1,326,087 Series B Warrants and 3,500,000 Series C Warrants, on a cashless basis, resulting in the issuance of 4,273,831 shares of common stock.

•	On February 17, 2017, Thomas Bold, the Company’s President, CEO and Interim Chief Financial Officer exercised options to purchase up to 40,000 shares, on a cashless basis, resulting in the issuance of 34,296 shares of common stock.

•	On February 10, 2017, Joseph Sierchio, a member of the Company’s board of directors, exercised options to purchase up to 70,000 shares, on a cashless basis, resulting in the issuance of 38,642 shares of common stock.

•	On February 2, 2017, Kenneth Kirkland, a member of the Company’s board of directors, exercised options to purchase up to 40,000 shares, on a cashless basis, resulting in the issuance of 29,642 shares of common stock.

•	On January 10, 2017, Dr. Gerlach exercised a Series A Warrant to purchase up to 240,000 shares, on a cashless basis, resulting in the issuance of 204,571 shares of common stock.

During the year ended December 31, 2016, the Company had the following common stock related transactions:

•	issued 100,000 shares of common stock, upon the exercise of a Series D Warrant at an exercise price of $1.10 per share resulting in $110,001 of proceeds to the Company.

•	issued 2,173,913 shares of common stock to KCC on February 2, 2016, upon the exercise of a portion of its Series B Warrant at an exercise price of $0.46 per share resulting in $1,000,000 of proceeds to the Company.

•	issued 13,846 shares of common stock upon the cashless exercise of an option to purchase 20,000 shares by Joseph Sierchio, a director.

Warrants

The following table summarizes information about warrants outstanding at September 30, 2017 and December 31, 2016:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted Average
	September 30,	December 31,	Exercise
Description	2017	2016	Price	Expiration
Series A	720,000	960,000	$0.35	July 12, 2019
Series B	-	1,326,087	$0.46	November 29, 2018
Series C	-	3,500,000	$0.49	November 29, 2018
Series D	910,000	910,000	$1.10	June 5, 2020
Series E	584,416	584,416	$1.54	September 8, 2021
Series F	14,492	-	$3.45	February 23, 2022 & March 9, 2022
Series G	460,250	-	$2.68	July 21, 2022
Total	2,689,158	7,280,503

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

The Series G Warrants to purchase 460,250 shares of common stock were issued on July 21, 2017 in connection with the sale of units pursuant to the July 2017 Private Placement. The Series G Warrants have an exercise price of $2.68, are exercisable for a period of five years from the date of issuance and may be exercised on a cashless basis using the formula contained therein.

Note 6. Stock Options

On June 20, 2013, the Company’s Board adopted the 2013 Long-Term Incentive Plan and on November 15, 2013, a stockholder owning a majority of the Company’s issued and outstanding stock approved adoption to the 2013 Plan. Pursuant to the terms of the 2013 Plan, an aggregate of 20,000,000 shares of the Company’s common stock are reserved for issuance to the Company’s officers, directors, employees and consultants in order to attract and hire key technical personnel and management. Options granted to employees under the 2013 Plan, including directors and officers who are employees, may be incentive stock options or non-qualified stock options; options granted to others under the 2013 Plan are limited to non-qualified stock options. As of September 30, 2017, there were 19,338,572 shares available for grant.

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

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2017:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2015	257,500	1.07
Grants	187,500	1.92
Forfeitures	(40,000)	1.65
Exercises	(20,000)	0.80
Outstanding at December 31, 2016	385,000	1.42
Grants	310,000	4.20
Exercises	(150,000)	1.12
Outstanding at September 30, 2017	545,000	3.09	8.86 years	339,275
Exercisable at September 30, 2017	375,000	2.75	8.69 years	299,075
Available for grant at September 30, 2017	19,338,572

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. There were 310,000 stock options granted during the nine months ended September 30, 2017 with a weighted-average grant date fair value of $3.38. There were 187,500 stock options granted during the nine months ended September 30, 2016 with a weighted-average grant date fair value of $1.41. During the nine months ended September 30, 2017, there were 150,000 options exercised on a cashless basis resulting in the issuance of 102,582 shares of common stock, with an aggregate intrinsic value of $397,100. There were no stock options exercised during the nine months ended September 30, 2016. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company's historical experience. The risk-free interest rate is based on a U.S. treasury note with maturity similar to the option award's expected life. The expected life represents the average period of time that options granted are expected to be outstanding. The assumptions for volatility, expected life, dividend yield and risk-free interest rate for options granted are presented in the table below:

	2017	2016
Risk-free interest rate	1.93% - 2.39%	1.23%-1.41%
Expected life in years	5.5 – 10.0	5.5
Weighted Avg. Expected Volatility	98% - 106%	92%
Expected dividend yield	0	0

The share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time is expensed ratably over the respective vesting periods. During the three months ended September 30, 2017 and 2016, the Company recognized $127,478 and $12,951, respectively, in share-based compensation. During the nine months ended September 30, 2017 and 2016, the Company recognized $748,350 and $287,238, respectively, in share-based compensation. Stock-based compensation has been included in the Consolidated Statement of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$10,725	$-	$75,515	$-
General and administrative	116,753	12,951	672,835	287,238
Total	$127,478	$12,951	$748,350	$287,238

The following table summarizes information about stock options outstanding and exercisable at September 30, 2017:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

0.80	10,000	6.87	0.80	10,000	6.87	0.80
1.05	55,000	6.50	1.05	35,000	6.50	1.05
1.25	7,500	7.71	1.25	7,500	7.71	1.25
1.34	7,500	7.75	1.34	7,500	7.75	1.34
1.65	10,000	8.09	1.65	10,000	8.09	1.65
1.70	7,500	8.04	1.70	7,500	8.04	1.70
1.91	130,000	8.46	1.91	130,000	8.46	1.91
2.28	7,500	8.81	2.28	7,500	8.81	2.28
4.20	310,000	9.62	4.20	160,000	9.62	4.20
Total	545,000	8.86	$3.09	375,000	8.69	$2.75

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

In connection with the Company’s anticipated regulatory filings, the Company has engaged StemCell Systems GmbH (“StemCell Systems”) to provide it with prototypes and related documents under various agreements. Pursuant to these engagements the Company incurred expenses of $39,708 and $24,000 during the three months ended September 30, 2017 and 2016, respectively, and $146,538 and $134,567 during the nine months ended September 30, 2017 and 2016, respectively. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a principal of StemCell Systems.

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

The law firm of Sierchio & Partners, LLP, of which Joseph Sierchio, one of the Company’s directors, was a principal, has provided counsel to the Company since August 26, 2010 and beginning in September 2016, Mr. Sierchio became a partner at Satterlee Stephens LLP (“Satterlee”). Concurrently with Mr. Sierchio’s move to Satterlee, the Company engaged wih Satterlee to provide legal counsel with Mr. Sierchio maintaining his role as the Company’s primary attorney. During the three months ended September 30, 2017 and 2016, the Company recognized $15,115 and $30,080 of fees for legal services billed by firms associated with Mr. Sierchio. During the nine months ended September 30, 2017 and 2016, the Company recognized $195,783 and $121,595 of fees for legal services billed by firms associated with Mr. Sierchio. Included in accounts payable, at September 30, 2017 and December 31, 2016, is $10,000 and $11,750, respectively, owed to Satterlee. Mr. Sierchio continues his role with the Company as a director.

In connection with the Company’s anticipated regulatory filings, the Company has engaged StemCell Systems to provide it with prototypes and related documents under various agreements. Pursuant to these engagements the Company incurred expenses of $39,708 and $24,000 during the three months ended September 30, 2017 and 2016, respectively, and $146,538 and $134,567 during the nine months ended September 30, 2017 and 2016, respectively. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a principal of StemCell Systems.

On September 25, 2014, the Company entered into a Charitable Grant Agreement with the University of Pittsburgh, pursuant to which the Company committed to provide a charitable donation to the University of Pittsburgh in the aggregate amount of $75,000. The Company paid the Grant in eight quarterly installments of $9,375, with the final payment made on July 22, 2016. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a professor at the University of Pittsburgh.

Dr. Gerlach is entitled to payments for consulting services. During the three months ended September 30, 2017 and 2016, the Company recognized expenses related to Dr. Gerlach services of $10,000 and $9,200, respectively. During the nine months ended September 30, 2017 and 2016, the Company recognized expenses related to Dr. Gerlach services of $28,540 and $33,210, respectively. Accounts payable to Dr. Gerlach amounted to $10,000 and $18,540 at September 30, 2017 and December 31, 2016, respectively.

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

On July 21, 2017, the Company entered into the July 2017 Private Placement with KCC for the sale of 410,000 units at a price of $2.44 per unit for $1,000,400 in aggregate proceeds. Each unit consisted of one share of common stock and one Series G Warrant to purchase one (1) share of common stock at an exercise price of $2.68 per share through July 21, 2022. The warrants may be exercised on a cashless basis.

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

Note 9. Subsequent Events

Management has reviewed material events subsequent of the period ended September 30, 2017 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

On October 16, 2017, the Company completed a self-directed offering of 920,000 shares of the Company common stock at a price of $2.50 per share for $2,300,000 in aggregate proceeds. Additionally, each purchaser received one stock purchase warrant for each share of stock purchased for no additional consideration. Each warrant is exercisable at a price of $2.75 per share for a period of five years. The warrants may be exercised on a cashless basis.

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

This discussion and analysis should be read in conjunction with the accompanying unaudited interim consolidated financial statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies we believe are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below in "Critical Accounting Policies," and have not changed significantly.

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

Overview

RenovaCare, Inc. (formerly Janus Resources, Inc.) (together with its wholly owned subsidiary, “RenovaCare” the “Company” “we” “us” and “our”) was incorporated under the laws of the State of Nevada and has an authorized capital of 500,000,000 shares of $0.00001 par value common stock, of which 76,145,418 shares are outstanding as of November 1, 2017, and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

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

The average adult human has a skin surface area of between 16 - 21 square feet, which protects all other organs against the external environment. When a person’s skin is assailed by trauma or exposed to extreme heat, the skin's various layers may be destroyed and, depending on the severity of the injury, might cause life-threatening conditions. Currently, severe trauma to the skin, such as second or third degree burns, requires surgical mesh-grafting of skin, whereby healthy skin is removed from one area of the patient's body (a “donor site”) and implanted on the damaged area. While mesh grafting is often the method of choice, we believe there are significant deficiencies with this method. The surgical procedure to remove healthy skin from the donor site can be painful and leaves the patient with a new wound that must also be attended to. In many instances the aesthetic results are not satisfying, as the color of the skin from the donor site may not match the skin color of the damaged skin. Additionally, since the ratio between the size of the wound area and the size of the donor site is quite low, i.e. the size of the skin removed must be substantially equal in size to the size of the damaged skin, the mesh-grafting approach is in many cases limited. Donor and injury sites can take weeks to heal, requiring expensive hospital stays, ongoing wound dressing management, and ever-changing anti-infection strategies. We are currently evaluating the efficacy and potential of our SkinGunTM, in combination with our CellMistTM Solution, in the treatment of tissue that has been subject to severe trauma such as second and third degree burns. In small scale clinical trials, the CellMistTM System has shown the ability to regenerate a more natural and thicker skin. The CellMistTM System utilizes the patient’s own skin stem cells and is able to address much larger treatment areas and at the same time reduce the size of the donor site. Furthermore, we believe the CellMistTM System enables the effective treatment of other skin disorders with minimal scarring compared to skin grafting.

In a clinical study of 19 patients with deep dermal wound burns to the face and neck conducted in Berlin, Germany prior to our purchase of the CellMistTM System, researchers stated that, “careful surgical debridement and consecutive application of CEA [cultured epithelial auto graft] suspensions using a spray technique results in excellent cosmetic outcomes compared with any other method.” The same researchers concluded that, “We refuse to perform a prospective randomized study with groups in which traditional skin grafting and/or wound healing are still applied for the therapy for deep dermal burns due to the excellent results in our study. The method of CEA spray application has become our standard of care for these indications. The faster wound closure, the promotion of spontaneous wound healing by keratinocyte application, as well as the preservation of donor sites are further advantages of the method.” (Hartmann MD, Bernd, et al, “Sprayed Cultured Epithelial Autografts for Deep Dermal Burns of the Face and Neck” Annals of Plastic Surgery, 58.1(2007): 70-73. Print. emphasis added). The CEA spray application used by the researchers in the publication refers to earlier iterations of what is now CellMistTM System . Dr. Gerlach, from whom we purchased the CellMistTM System, assisted in the study.

The development of our CellMistTM System is in the early stage and we anticipate that we will be required to expend significant time and resources to further develop our technology and determine whether a commercially viable product can be developed. Research and development of new technologies involves a high degree of risk and there is no assurance that our development activities will result in a commercially viable product. The long-term profitability of our operations will be, in part, directly related to the cost and success of our development programs, which may be affected by a number of factors.

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

Strategy

Our ultimate goal is to leverage the potential of our CellMistTM System as cutting edge treatments in skin therapy. Before we can do so, however, there are a number of steps we must first take, including:

•	initiating a series of clinical trials to determine the CellMistTM System's safety and efficacy for treating wounds and burns;

•	formalizing collaborations with universities and scientific partners;

•	creating a network of clinical and research partners; and

•	achieving Food and Drug Administration (the "FDA") and other regulatory clearance.

Additionally, we will likely be required to raise significant capital in order to fund our ongoing research and development operations, and there is no guarantee that we will be able to raise capital on acceptable terms, if at all.

Results of Operations

Three and Nine Months Ended September 30, 2017 Compared with the Three and Nine Months Ended September 30, 2016

Operating Expenses

A summary of our operating expense for the three and nine months ended September 30, 2017 and 2016 follows:

	Three Months Ended September 30,		Increase /	Percentage
	2017	2016	(Decrease)	Change
Operating expense
Research and development	$129,094	$45,381	$83,713	184%
General and administrative	318,170	210,881	107,289	51%
Stock compensation	127,478	12,951	114,527	884%
Total operating expense	$574,742	$269,213	$305,529	113%

	Nine Months Ended September 30,		Increase /	Percentage
	2017	2016	(Decrease)	Change
Operating expense
Research and development	$288,270	$231,013	$57,257	25%
General and administrative	926,503	1,059,825	(133,322)	-13%
Stock compensation	748,350	287,238	461,112	161%
Total operating expense	$1,963,123	$1,578,076	$385,046	24%

Research and Development

Research and development (“R&D”) costs represent costs incurred to develop our CellMistTM System and are incurred pursuant to agreements with third party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred. R&D costs, excluding stock based compensation, increased during the three and nine months ended September 30, 2017 compared to 2016, as a result of the timing of our R&D expenses.

General and Administrative

General and administrative costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. General and administrative costs, excluding stock based compensation increased during the three months ended September 30, 2017 compared to 2016 due primarily to a decrease in personnel costs offset by higher patent related fees. General and administrative costs, excluding stock based compensation decreased during the nine months ended September 30, 2017 compared to 2016 due primarily to a decrease in personnel costs, travel costs, investor communications costs and office costs offset by higher patent related fees and professional service fees.

Stock Compensation

Expense associated with equity based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock compensation represents the expense associated with the amortization of our stock options. Stock compensation expense increased during the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 primarily due to the May 11, 2017 grant of 310,000 stock options of which 160,000 vested on the date of grant whereas only 7,500 immediately vested stock options were granted during the third quarter of 2016. In total, during the nine months ended September 30, 2017 and 2016, a total of 310,000 and 187,500 stock options were granted, respectively.

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

Liquidity and Capital Resources

The Company does not have any commercialized products, has not generated any revenue since inception and has sustained recurring losses and negative cash flows since inception. The Company has incurred recurring operating losses since inception of $13,745,230. The Company expects to incur losses as it continues development of its products and technologies. Over the past year, the Company has been funded through the sale of equity securities and proceeds from convertible promissory notes. As of September 30, 2017, the Company had approximately $1,149,604 of cash. On October 16, 2017, the Company completed a private placement with a group of private investors, whereby the Company received $2,300,000 from the sale of common stock and warrants. The Company believes that, as a result, it currently has sufficient cash to meet its funding requirements over the next year.

Net cash used in operating activities was $1,155,661 during the nine months ended September 30, 2017, compared to net cash used in operating activities of $1,409,842 during the nine months ended September 30, 2016. The decrease in cash used in operating activities is due to fewer dollars spent on public and investors relations and personnel compensation, offset by higher R&D, patent related costs and professional fees.

Net cash provided by financing activities was $1,887,234 during the nine months ended September 30, 2017, compared to $1,700,000 during the nine months ended September 30, 2016.

On July 21, 2017, the Company received proceeds of $1,122,610 from the July 2017 Private Placement in exchange for the issuance of Units with each unit consisting of one share of common stock and one Series G Warrant

On June 28, 2017, KCC exercised 114,493 Series F Warrants for $3.01 per share resulting in the issuance of 114,493 shares of common stock and proceeds of $344,624.

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

Other than as disclosed below, during the three and nine months ended September 30, 2017 and 2016, and the subsequent period, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

As compensation for their service on the Board, Dr. Kirkland and Mr. Sierchio receive an annual retainer of $6,000, payable in equal yearly installments in arrears and prorated for any partial years of service. For the three months ended September 30, 2017, directors' and consulting fees with respect to our officers and directors were $3,000 (2016: $3,000). For the nine months ended September 30, 2017, directors' and consulting fees with respect to our officers and directors were $9,000 (2016: $9,000).

The law firm of Sierchio & Partners, LLP, of which Joseph Sierchio, one of the Company’s directors, was a principal, has provided counsel to the Company since August 26, 2010 and beginning in September 2016, Mr. Sierchio became a partner at Satterlee. Concurrently with Mr. Sierchio’s move to Satterlee, the Company engaged wih Satterlee to provide legal counsel with Mr. Sierchio maintaining his role as the Company’s primary attorney. During the three months ended September 30, 2017 and 2016, the Company recognized $15,115 and $30,080 of fees for legal services billed by firms associated with Mr. Sierchio. During the nine months ended September 30, 2017 and 2016, the Company recognized $195,783 and $121,595 of fees for legal services billed by firms associated with Mr. Sierchio. Included in accounts payable, at September 30, 2017 and December 31, 2016, is $10,000 and $11,750, respectively, owed to Satterlee. Mr. Sierchio continues his role with the Company as a director.

In connection with the Company’s anticipated regulatory filings, the Company has engaged StemCell Systems to provide it with prototypes and related documents under various agreements. Pursuant to these engagements the Company incurred expenses of $39,708 and $24,000 during the three months ended September 30, 2017 and 2016, respectively, and $146,538 and $134,567 during the nine months ended September 30, 2017 and 2016, respectively. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a principal of StemCell Systems.

On September 25, 2014, we entered into a Charitable Grant Agreement with the University of Pittsburg, pursuant to which we committed to provide a charitable donation to the University of Pittsburg in the aggregate amount of $75,000. We paid the Grant in eight quarterly installments of $9,375, with the final payment made on July 22, 2016. Dr. Gerlach, from whom we purchased the CellMistTM System technologies, is a professor at the University of Pittsburg.

Dr. Gerlach is entitled to payments for consulting services. During the three months ended September 30, 2017 and 2016, the Company recognized expenses related to Dr. Gerlach services of $10,000 and $9,200, respectively. During the nine months ended September 30, 2017 and 2016, the Company recognized expenses related to Dr. Gerlach services of $28,540 and $33,210, respectively. Accounts payable to Dr. Gerlach amounted to $10,000 and $18,540 at September 30, 2017 and December 31, 2016, respectively.

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

On July 21, 2017, the Company entered into the July 2017 Private Placement with KCC for the sale of 410,000 units at a price of $2.44 per unit for $1,000,400 in aggregate proceeds. Each unit consisted of one share of common stock and one Series G Warrant to purchase one (1) share of common stock at an exercise price of $2.68 per share through July 21, 2022. The warrants may be exercised on a cashless basis.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the three month period ended September 30, 2017, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer ("CEO") of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO has concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 21, 2017, the Company completed a self-directed offering of 460,250 units of the Company's equity securities (the "Units") at a price of $2.44 per unit for $1,122,610 in aggregate proceeds (the “July 2017 Private Placement”). Each unit consists of (a) one share of common stock and one Series G Stock Purchase Warrant (the “Series G Warrants”) allowing the holder to purchase one (1) share of the Company’s common stock at a price of $2.68 per share for a period of five years. The warrants may be exercised on a cashless basis.

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

4.2	Series E Stock Purchase Warrant dated September 9, 2016; incorporated by reference and included in the Company’s Form 8-K filed on September 16, 2016, SEC file number 000-30156-161888353

4.3	Form of Convertible Promissory Note dated February 23, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 1, 2017, SEC file number 000-30156-17654590

4.4	Form of Series F Stock Purchase Warrant dated February 23, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 1, 2017, SEC file number 000-30156-17654590

4.5	Form of Series G Stock Purchase Warrant dated July 21, 2017; incorporated by reference and included in the Company’s Form 8-K filed on July 24, 2017, SEC file number 000-30156-17978114

4.6	Form of Series H Stock Purchase Warrant dated October 16, 2017; incorporated by reference and included in the Company’s Form 8-K filed on October 18, 2017, SEC file number 000-30156-171141509

4.7	Form of Subscription Agreement dated July 21, 2017; incorporated by reference and included in the Company’s Form 8-K filed on July 24, 2017, SEC file number 000-30156-17978114

4.8	Form of Securities Purchase Agreement dated October 16, 2017; incorporated by reference and included in the Company’s Form 8-K filed on October 18, 2017, SEC file number 000-30156-171141509

10.1	Loan Agreement between Kalen Capital Corporation and RenovaCare, Inc. dated September 9, 2016 (Incorporated by reference to Form 8-K filed on September 16, 2016)

10.2	Form of Loan Agreement dated February 23, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 1, 2017, SEC file number 000-30156-17654590

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

RenovaCare, Inc. (Registrant)

Date: November 14, 2017	By:	/s/ Thomas Bold
	Name:	Thomas Bold
	Title:	Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

