Form 10-K
period 2017-12-31
RenovaCare, Inc.
filed 2018-03-13
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________

Commission file number 000-30156

RENOVACARE, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0170247
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Pittsburgh Life Sciences Greenhouse 2425 Sidney Street Pittsburgh, PA 15203
(Address of principal executive offices)

(888) 398-0202

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date file required to be submitted and posted pursuant to Rule 405 of Regulations S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2017, as reported on the OTCQB was $73,220,246. Common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 6, 2018, there were 76,840,522 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: None.

RENOVACARE, INC.

FORM 10-K

For The Fiscal Year Ended December 31, 2017

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

ITEM 1. BUSINESS

Overview

RenovaCare, Inc. (formerly Janus Resources, Inc.) (together with its wholly owned subsidiary, “RenovaCare” the “Company” “we” “us” and “our”) was incorporated under the laws of the State of Nevada and has an authorized capital of 500,000,000 shares of $0.00001 par value common stock, of which 76,840,522 shares are outstanding as of February 28, 2018, and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

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

Our principal executive offices are located at Pittsburgh Life Sciences Greenhouse, 2425 Sidney Street, Pittsburgh, PA 15203. Our telephone number is (888) 398-0202.

As we are a smaller reporting company, we are not required to make certain disclosures otherwise required to be made in a Form 10-K.

Description of Business

We are a development-stage company focusing on the acquisition, development and commercialization of autologous (using a patient’s own cells) cellular therapies for medical and aesthetic applications. On July 12, 2013, we, through our wholly owned subsidiary, RenovaCare Sciences Corp., completed the acquisition of our flagship CellMistTM System along with associated United States patent applications and two foreign patent applications, the first of which was filed on August 23, 2007 (DE 10 2007 040 252.1) and the second of which was filed on April 27, 2011 (DE 10 2011 100 450.9), both of which have been granted. One of the US patent applications was granted to us on November 29, 2016 (Patent No. US 9,505,000) and the other patent application was granted to us on April 4, 2017 (Patent No. US 9,610,430). Two additional patent applications are pending.

On or about April 11, 2017, we received from Avita Medical a Petition For Inter Partes Review purporting to challenge the validity of the claims in U.S. Patent No. 9,610,430 before the PTAB of the U.S. Patent & Trademark Office . Upon consideration of the arguments and evidence set forth by us and Avita, on December 18, 2017, the PTAB rendered a Final Written Decision dismissing the Petition in its entirety and, accordingly, confirming all such claims. Avita Medical’s right to file an appeal expired on February 21, 2018.

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

While mesh grafting is often the method of choice, there are significant deficiencies with this method. The surgical procedure to remove healthy skin from the donor site can be painful and leaves the patient with a new wound that must also be attended to. In many instances the aesthetic results are not satisfying, as the color of the skin from the donor site may not match the skin color of the damaged skin. Additionally, the size of the donor skin removed must be substantially equal in size to the damaged skin area. These donor and injury sites can take weeks to heal, requiring expensive hospital stays, ongoing wound dressing management, and in some cases, complex anti-infection strategies.

We are currently evaluating the potential of our CellMistTM System in the treatment of tissue that has been subject to severe trauma such as second degree burns. The CellMistTM System utilizes the patient’s own skin stem cells, reduces the size of the donor site, and has shown to significantly decrease scarring. Furthermore, we believe the CellMistTM System could enable treatment of other skin disorders with minimal scarring.

Our Market Opportunity

According to medical market research firm, Kalorama Information, the global market for wound care products is projected to grow to approximately $18.3 billion by 2019.

Burn Wounds

Burns are one of the most common and devastating forms of trauma. Patients with serious thermal injury require immediate specialized care in order to minimize morbidity and mortality. Data from the National Center for Injury Prevention and Control in the U.S. show that approximately 2 million fires are reported each year which result in 1.2 million people with burn injuries (see American Burn Association Burn Incidence and Treatment in the US: 2000 Fact Sheet, available at: http://www.ameriburn.org). Moderate to severe burn injuries requiring hospitalization account for approximately 100,000 of these cases, and about 5,000 patients die each year from burn-related complications (see Church D, Elsayed S, Reid O, Winston B, Lindsay R “Burn wound infections” Clinical Microbiology Reviews 2006;19(2):403–34, available at: http://www.ncbi.nlm.nih.gov/pmc/articles/PMC1471990).

The prevalence of patients with severe burns is even higher in emerging economies. For example, according to the World Health Organization over 1,000,000 people in India are moderately to severely burnt every year and approximately 265,000 people worldwide die from burn related injuries (see World Health Organization “Burns: Fact Sheet No. 365,” reviewed September 2016, available at: http://www.who.int/mediacentre/factsheets/fs365/en/). According to Critical Care, an international clinical medical journal, burns are also among the most expensive traumatic injuries because of long and costly hospitalization, rehabilitation and wound and scar treatment (see Brusselaers, N., Monstrey, et al, “Severe Burn Injury in Europe: A systematic Review of the Incidence, Etiology, Morbidity, and Mortality” available at: http://ccforum.com/content/14/5/R188).

Burn injuries account for a significant cost to the health care system in North America and worldwide. In the U.S. there are currently 127 centers specializing in burn care. Recent estimates in the U.S. show that 40,000 patients are admitted annually for treatment with burn injuries, over 60% of the estimated U.S. acute hospitalizations related to burn injury were admitted to burn centers. Such centers now average over 200 annual admissions for burn injury and skin disorders requiring similar treatment. The other 4,500 U.S. acute care hospitals average less than 3 burn admissions per year (see American Burn Association Burn Incidence and Treatment in the US: 2013 Fact Sheet, available at: http://www.ameriburn.org).

Initial hospitalization costs and physicians' fees for specialized care of a patient with a major burn injury are currently estimated to be $200,000. Overall, costs escalate for major burn cases because of repeated admissions for reconstruction and rehabilitation therapy. In the U.S., current annual estimates show that more than $18 billion is spent on specialized care of patients with major burn injuries (see Church D, Elsayed S, Reid O, Winston B, Lindsay R “Burn wound infections” Clinical Microbiology Reviews 2006;19(2):403–34, available at: http://www.ncbi.nlm.nih.gov/pmc/articles/PMC1471990).

Most burn injuries involve layers of the upper skin, the epidermis. Severe major trauma involves a complete loss of the entire thickness of the skin and often requires major surgery involving split-skin mesh-grafting. Skin grafting is a procedure where healthy skin is removed from one area of the body and transplanted to a wound site.

Our Technology

Our cell isolation methodology is referred to as the CellMistTM process, and our cell deposition device is referred to as the SkinGunTM. We isolate a patient's stem cells from a small biopsy of the patient's skin. The stem cells are placed into a liquid solution, which is then filled into a sterile syringe. The syringe is inserted into the SkinGunTM, which then sprays the stem cell-loaded liquid solution into the wound.

The first phase of gathering the patient's stem cells, creating a liquid solution, and applying the stem cells takes approximately 1.5–2 hours. Within two weeks following the wound treatment procedure, the skin cells fully generate a normal upper skin layer (re-epithelialization), and within months the skin regains its color and texture.

Our cell isolation procedure and the cell spraying are performed on the same day, in an on-site setting. Because the skin cells sprayed using the SkinGunTM are actually the patient's own cells, the skin that is regenerated looks more natural than artificial skin replacements. During recovery, the skin cells grow into fully functional layers of the skin and the regenerated skin leaves minimal scarring. Additionally, our methods require substantially smaller donor areas than skin grafting, reducing donor area burden such as pain and the risk of complications.

The CellMistTM System remains an experimental, unproven methodology and we continue to evaluate its efficacy. There is no guarantee that we will able to develop a commercially viable product based upon the CellMistTM System and its underlying technology.

Domestic Regulation

Governmental authorities in the U.S., at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, packaging, promotion, storage, advertising, distribution, marketing and export and import of products or devices such as those we are attempting to develop. Our device candidates, to the extent they are developed, will be subject to pre-market approval by the FDA prior to their marketing for commercial use in the U.S., and to any approvals required by foreign governmental entities prior to their marketing outside the U.S. In addition, any changes or modifications to a device that has received regulatory clearance or approval that could significantly affect its safety or effectiveness, or would constitute a major change in its intended use, may require the submission of a new application in the U.S. for pre-market approval, or for foreign regulatory approvals outside the U.S.. The process of obtaining foreign approvals, can be expensive, time consuming and uncertain.

Premarket Approval

We will be required to file for premarket approval (“PMA”) for the SkinGunTMor any other device that we commercialize if it is deemed a Class III medical device. PMA is the FDA process of scientific and regulatory review to evaluate the safety and effectiveness of Class III medical devices. Class III devices are those that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury. Due to the level of risk associated with Class III devices, the FDA has determined that general and special controls alone are insufficient to assure the safety and effectiveness of class III devices. Therefore, these devices require a PMA application under section 515 of the Federal Food, Drug and Cosmetic Act in order to obtain marketing clearance.

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

Other U.S. Regulatory Requirements

In the U.S., the research, manufacturing, distribution, sale, and promotion of drug and biological products are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration), other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the False Claims Act, and similar state laws, each as amended. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Health Care Act of 1992, each as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection, unfair competition, and other laws.

International Regulation

The regulation of any potential product candidates we may produce outside of the U.S. varies by country. Certain countries regulate human tissue products as a biological product, which would require us to make extensive filings and obtain regulatory approvals before selling our product candidates. Certain other countries may classify our product candidates as human tissue for transplantation but may restrict its import or sale. Other countries have no application regulations regarding the import or sale of products similar to potential product candidates, creating uncertainty as to what standards we may be required to meet.

Competition

The biotechnology, medical device, and wound care industries are characterized by intense competition, rapid product development and technological change. Our CellMistTM System competes with a variety of companies in the wound care markets, many of which offer substantially different treatments for similar problems. Currently Avita Medical Limited is evaluating the efficacy of ReCell, a cell spray device and a cell isolation procedure for autologous cells. Integra Lifesciences Holding Corp. sells Integra Dermal Regeneration Template, which does not use autologous cells, but instead uses an animal-derived intercellular matrix with an artificial waterproof barrier. Other competitors include: MiMedx Group, Inc.; Kinetic Concepts Inc.; Fibrocell Science, Inc.; Shire Plc and Organogenesis, Inc.

Many of our competitors are large, well-established companies with considerably greater financial, marketing, sales and technical resources than those available to us. Additionally, many of our present and potential competitors have research and development capabilities that may allow them to develop new or improved products that may compete with our product lines. Our potential products could be rendered obsolete or made uneconomical by the development of new products to treat the conditions addressed by our products, technological advances affecting the cost of production, or marketing or pricing actions by one or more of our competitors.

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

Strategy

Our ultimate goal is to leverage the potential of our CellMistTM System, together with our cell isolation method, as cutting edge treatments in skin therapy. Before we can do so, however, there are a number of steps we must first take, including:

•	initiating a series of clinical trials to determine the CellMistTM System’s safety and efficacy for treating wounds and burns;

•	formalizing collaborations with universities and scientific partners;

•	creating a network of clinical and research partners;

•	achieving FDA and other regulatory clearance; and

•	expanding the range of possible applications.

Additionally, we will likely be required to raise significant capital in order to fund our ongoing research and development operations, and there is no guarantee that we will be able to raise capital on acceptable terms, if at all.

Operations

We expect to be engaged in research and development activities for the foreseeable future.

Employees

We currently have one full time employee, Mr. Andrew Danielson, Director of Operations, and three consultants, two of whom provide services as officers: Mr. Thomas Bold, President and Chief Executive Officer and Interim Chief Financial Officer; Ms. Patsy Trisler, Vice-President Clinical & Regulatory Affairs; and Dr. Roger Esteban-Vives, Director of Cell Sciences. Mr. Bold is also one of our directors. From time to time we use additional independent contractors to provide us with services. None of the consultants are required to expend all of their time and efforts on our behalf and may engage in other activities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any properties. Our corporate offices are located at Pittsburgh Life Sciences Greenhouse, 2425 Sidney Street Pittsburgh, PA 15203. Rent is $800 per month on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS

On or about April 11, 2017, we received from Avita Medical Limited a paper copy of what was labeled a Petition For Inter Partes Review purporting to challenge the validity of the claims in U.S. Patent No. 9,610,430 before the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent & Trademark Office.

Upon consideration of the arguments and evidence set forth by us and Avita, on December 18, 2017, the PTAB rendered a “Final Written Decision” dismissing the Petition in its entirety and, accordingly, confirming all such claims. Avita did not file a Notice of Appeal with the Federal Circuit Court to review the PTAB Final Written Decision prior to the appeal deadline on February 21, 2018.

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

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2017 – High	$5.50	$2.49	$3.95	$4.95
2017 – Low	$2.10	$4.75	$2.87	$2.99
2016 – High	$2.35	$2.58	$2.48	$2.81
2016 – Low	$0.96	$1.96	$1.25	$0.88

The closing price of our common stock on March 5, 2018, was $5.01 As of March 5, 2018, there were approximately 360 stockholders of record (this number does not include stockholders who hold their stock through brokers, banks and other nominees).

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

Rule 144

There were 76,840,522 shares of our common stock issued and outstanding at March 6, 2018, of which 51,513,687 shares are deemed “restricted securities” or “control securities” within the meaning of Rule 144. Absent registration under the Securities Act, the sale of such shares is subject to Rule 144, as promulgated under the Securities Act.

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

Results of Operations

Year Ended Year Ended December 31, 2017 versus December 31, 2016

	Year Ended December 31,		Increase /	Percentage
	2017	2016	(Decrease)	Change
Operating expense:
Research and development	$473,461	$302,503	$163,958	53
General and administrative	1,318,357	1,306,457	11,900	1
Stock compensation	904,004	282,262	621,742	220
Total operating expense	$2,695,822	$1,898,222	$797,600	42

Research and Development

Research and development (“R&D”) costs represent costs incurred to develop our CellMistTM System and are incurred pursuant to agreements with third party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred. R&D costs, excluding stock based compensation, increased during the year ended December 31, 2017 compared to 2016, as a result of the timing of our R&D expenses.

General and Administrative

General and administrative (“G&A”) costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. 2017 G&A costs, excluding stock based compensation, remained flat compared to 2016 and included an increase of $294,000 related to professional fees and $4,000 of other costs offset by a $61,000 decrease in personnel costs and $225,000 decrease in investor communications costs.

Stock Compensation

Expense associated with equity based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock compensation represents the expense associated with the amortization of our stock options. Stock compensation expense increased during 2017 compared to 2016 due to the May 11, 2017 grant of 310,000 stock options with a weighted average grant date fair value of $3.38 per share of which 160,000 vested on the date of grant whereas in 2016, 187,500 stock options were granted with a fair value of $1.40 and were fully vested upon grant.

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

Liquidity and Capital Resources

The Company does not have any commercialized products, has not generated any revenue since inception and has sustained recurring losses and negative cash flows since inception. The Company has incurred recurring operating losses since inception of $14,740,922. The Company expects to incur losses as it continues development of its products and technologies. Over the past year, the Company has been funded through the sale of equity securities and proceeds from convertible promissory notes. As of December 31, 2017, the Company had $2,906,237 of cash. The Company believes that it currently has sufficient cash to meet its funding requirements over the next year.

Net cash used in operating activities was $1,674,028 during the year ended December 31, 2017, compared to net cash used in operating activities of $1,788,608 during the year ended December 31, 2016. The decrease in cash used in operating activities is primarily due to the timing of payments made against accounts payable where the Company had a higher accounts payable balance in 2017 compared to 2016.

Net cash used in investing activities was $0 during the year ended December 31, 2017, compared to $951 during the year ended December 31, 2016.

Net cash provided by financing activities was $4,162,234 during the year ended December 31, 2017, compared to $1,810,001 during the year ended December 31, 2016.

On October 16, 2017, the Company received proceeds of $2,300,000 from the October 2017 Private Placement in exchange for the issuance of Units with each unit consisting of one share of common stock and one Series H Warrant.

On July 21, 2017, the Company received proceeds of $1,122,610 from the July 2017 Private Placement in exchange for the issuance of Units with each unit consisting of one share of common stock and one Series G Warrant.

On June 28, 2017, KCC exercised 114,493 Series F Warrants for $3.01 per share resulting in the issuance of 114,493 shares of common stock and proceeds of $344,624.

On February 23, 2017 and March 9, 2017, we entered into loan agreements with KCC, Sierchio and an Investor whereby KCC, Sierchio and an Investor loaned us $395,000, $25,000 and $25,000, respectively.

On December 6, 2016, the Company issued 100,000 shares of common stock upon the exercise of a Series D Warrant at an exercise price of $1.10 per share resulting in $110,000 of proceeds to the Company.

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

Share Capital

At December 31, 2017, we had:

•	Authorized share capital of 10,000,000 preferred shares with par value of $0.0001.
•	Authorized share capital of 500,000,000 common shares with par value of $0.00001 each.
•	76,145,418 common shares were issued and outstanding.

Market Risk Disclosures

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes during the years ended December 31, 2017 and 2016, and the subsequent period through the date of this annual report.

Off-balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at December 31, 2017, and the subsequent period through the date of this annual report, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements.

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

The following audited consolidated financial statements are filed as part of this annual report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

RenovaCare, Inc.

Pittsburgh, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of RenovaCare, Inc. and Subsidiaries ("the Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ PETERSON SULLIVAN LLP

We have served as the Company's auditor since 2006.

Seattle, Washington

March 13, 2018

RENOVACARE, INC
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2017 AND 2016

	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$2,906,237	$418,031
Prepaid expenses	750	31,535
Total current assets	2,906,987	449,566

Equipment, net of accumulated depreciation of $370 and $53, respectively	581	898
Intangible assets	152,854	152,854
Total assets	$3,060,422	$603,318

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$107,336	$-
Accounts payable - related parties	61,333	33,290
Contract payable	100,000	150,000
Interest payable to related parties	-	15,220
Convertible promissory note payable to related party, net of discount of $534,519	-	165,481
Total current liabilities	268,669	363,991

Interest payable to related parties	90,678	-
Convertible promissory notes payable to related party, net of discount of $58,438	1,036,562	-
Total liabilities	1,395,909	363,991

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.00001 par value; 500,000,000 shares authorized, 76,145,418 and 70,069,693 shares issued and outstanding at December 31, 2017 and 2016, respectively	762	702
Additional paid-in capital	16,404,673	11,290,209
Retained deficit	(14,740,922)	(11,051,584)
Total stockholders' equity	1,664,513	239,327
Total liabilities and stockholders' equity	$3,060,422	$603,318

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2017	2016

Revenue	$-	$-

Operating expense
Research and development	574,091	309,503
General and administrative	2,121,732	1,588,719
Total operating expense	2,695,823	1,898,222

Loss from operations	(2,695,823)	(1,898,222)

Other income (expense)
Interest income	3,136	1,034
Interest expense	(77,284)	(15,220)
Accretion of debt discount	(919,367)	(165,481)
Total other income (expense)	(993,515)	(179,667)

Net loss	$(3,689,338)	$(2,077,889)

Basic and Diluted Loss per Common Share	$(0.05)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	74,386,340	69,772,485

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2015	67,781,934	$678	$9,197,970	$(8,973,695)	$224,953
					-
Issuance of common stock from the exercise of warrants	2,273,913	24	1,109,977	-	1,110,001
Issuance of common stock from the exercise of stock options	13,846	-	-	-	-
Stock based compensation due to common stock purchase options	-	-	296,123	-	296,123
Reversal of stock based compensation due to forfeiture of stock options	-	-	(13,861)	-	(13,861)
Discount on convertible promissory note due to detachable warrants and beneficial conversion feature	-	-	700,000	-	700,000
Net loss for the year ended December 31, 2016	-	-	-	(2,077,889)	(2,077,889)
Balance, December 31, 2016	70,069,693	702	11,290,209	(11,051,584)	239,327

Issuance of common stock from the exercise of warrants	4,592,895	46	344,578	-	344,624
Issuance of common stock from the exercise of stock options	102,580	1	(1)	-	-
October 2017 Private Placement units issued	920,000	9	2,299,991	-	2,300,000
July 2017 Private Placement units issued	460,250	4	1,122,606		1,122,610
Stock based compensation due to common stock purchase options	-	-	904,004	-	904,004
Discount on convertible promissory note due to detachable warrants and beneficial conversion feature	-	-	443,286	-	443,286
Net loss for the year ended December 31, 2017	-	-	-	(3,689,338)	(3,689,338)
Balance, December 31, 2017	76,145,418	$762	$16,404,673	$(14,740,922)	$1,664,513

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2017	2016
Cash flows from operating activities
Net loss	$(3,689,338)	$(2,077,889)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation	317	53
Stock based compensation expense	904,004	282,262
Accretion of debt discount	919,367	165,481
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	30,785	(21,242)
Increase (decrease) in accounts payable	107,336	(71,563)
Increase (decrease) in accounts payable - related parties	28,043	3,195
Increase (decrease) in interest payable - related parties	75,458	15,220
Increase (decrease) in contract payable	(50,000)	(84,125)
Net cash flows from operating activities	(1,674,028)	(1,788,608)

Cash flows from investing activity
Purchase of equipment	-	(951)
Net cash flows from investing activity	-	(951)

Cash flows from financing activities
Proceeds from exercise of warrants and issuance of common stock	3,767,234	1,110,001
Proceeds from the issuance of convertible promissory notes	445,000	700,000
Payments of convertible promissory notes	(50,000)	-
Net cash flows from financing activities	4,162,234	1,810,001

Increase in cash and cash equivalents	2,488,206	20,442

Cash and cash equivalents at beginning of period	418,031	397,589

Cash and cash equivalents at end of period	$2,906,237	$418,031

Supplemental disclosure of cash flow information:
Interest paid in cash	$1,825	$-
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Discount on convertible promissory note due to detachable warrants and beneficial conversion feature	$443,286	$700,000

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

Nature and Continuance of Operations

The Company does not have any commercialized products. The Company's activities have consisted principally of performing research and development activities and raising capital. These development activities are subject to significant risks and uncertainties, including possible failure of preclinical testing. The Company has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. The Company expects to incur losses as it continues development of its products and technologies and expects that it will need to raise additional capital through the sale of its securities to accomplish its business plan and failing to secure such additional funding before achieving sustainable revenue and profit from operations poses a significant risk. The Company's ability to fund the development of its cellular therapies will depend on the amount and timing of cash receipts from future financing activities. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

As of December 31, 2016, the Company had approximately $418,031 of cash on hand. On March 9, 2017, the Company completed the sale of three convertible promissory notes and warrants and received $445,000. On June 28, 2017, the Company received $344,624 upon the exercise of 114,493 Series F Warrants. On July 21, 2017, the Company completed a private placement, whereby the Company received proceeds of $1,122,610 from the sale of common stock and warrants. On October 16, 2017, the Company completed a private placement, whereby the Company received proceeds of $2,300,000 from the sale of common stock and warrants. On January 26, 2018, the Company entered into the first amendment to the convertible promissory note dated September 9, 2016 and the Company entered into the first amendment to the convertible promissory note dated February 23, 2017 both with KCC pursuant to which both notes were amended (with a combined principal balance of $1,095,000) to extend the maturity date to December 31, 2019. The Company believes that, as a result of the financings and note maturity date extensions, it currently has sufficient cash to meet its funding requirements over the next year and these events alleviate the conditions which initially indicated substantial doubt about the Company’s ability to continue as a going concern.

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

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Management is currently assessing the impact the adoption of ASU 2017-11 will have on the Company’s Consolidated Financial Statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. Management is currently assessing the impact the adoption of ASU 2017-09 will have on the Company’s Consolidated Financial Statements.

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. The Company adopted the guidance under ASU 2015-17 with no material impact on its consolidated financial statements.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable, and contract payable, approximate their fair value because of the short-term nature of these instruments and their liquidity. It is not practical to determine the fair value of the Company’s notes payable and accrued interest due to the complex terms. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

Stock Options

The Company measures all stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period. The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant. The Black-Scholes pricing model requires management to make assumptions regarding option lives, expected volatility, and risk free interest rates. Forfeitures are recognized as they occur. The Company’s policy is to issue new shares upon exercise of options.

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

Following is the computation of basic and diluted net loss per share for the years ended December 31, 2017 and 2016:

	Years Ended
	December 31,
	2017	2016
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(3,689,338)	$(2,077,889)
Denominator:
Weighted average number of common shares outstanding	74,386,340	69,772,485
Basic and diluted EPS	$(0.05)	$(0.03)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	545,000	385,000
Warrants	3,609,158	7,280,503
Convertible debt	619,266	464,428
Total shares not included in the computation of diluted losses per share	4,773,424	8,129,931

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

Note 3. Assets – Intellectual Property

On July 12, 2013, the Company, together with its wholly owned subsidiary, RenovaCare Sciences, entered into an asset purchase agreement (“APA”) with Dr. Jörg Gerlach, MD, PhD, pursuant to which RenovaCare Sciences purchased all of Dr. Gerlach’s rights, title and interest in the CellMistTM System. Acquisition related costs amounted to $52,852 and were capitalized together with the cash payment upon the closing of the transaction in July 2013 of $100,002. Intangible assets amounted to $152,854 at December 31, 2017 and 2016.

Note 4. Contract Payable

On June 9, 2014, the Company, together with its wholly owned subsidiary, RenovaCare Sciences, entered into an amended asset purchase agreement (the “Amended APA”) with Dr. Jörg Gerlach, MD, PhD, pursuant to which RenovaCare Sciences purchased all of Dr. Gerlach's rights, title and interest in the CellMist™ System. The Amended APA provided for cash payments of $300,000 as partial consideration for the purchase which are payable as follows: (a) $100,000 on December 31, 2014; (b) $50,000 on December 31, 2015; (c) $50,000 on December 31, 2016; and (d) $100,000 on December 31, 2017. At December 31, 2017, $100,000 of the amount payable to Dr. Gerlach was recorded as current liabilities in the accompanying consolidated balance sheet and was paid on January 24, 2018.

See also “Note 9. Related Party Transactions.”

Note 5. Debt

As of December 31, 2017 and 2016, the Company had the following outstanding debt balances:

	Issue	Maturity		Debt		Interest
	Date	Date	Principal	Discount	Balance	Payable
As of December 31, 2017:
February 2017 Note as amended	2/23/2017	12/31/2019	$395,000	$(58,438)	$336,562	$24,074
September 2016 Note as amended	9/9/2016	12/31/2019	700,000	-	700,000	66,604
			$1,095,000	$(58,438)	$1,036,562	$90,678

As of December 31, 2016:
September 2016 Note as amended	9/9/2016	12/31/2019	$700,000	$(534,519)	$165,481	$15,220

February 2017 Convertible Promissory Notes

Between February 23, 2017 and March 9, 2017, the Company entered into three separate loan agreements containing identical terms (the “February 2017 Loan Agreements”) with Joseph Sierchio (“Sierchio”), an investor (the “Investor”) and Kalen Capital Corporation (“KCC”); KCC is wholly owned by Mr. Harmel S. Rayat, the Company's majority shareholder (collectively, the “Holders”). Pursuant to the terms of the February 2017 Loan Agreements, Sierchio and the Investor each agreed to loan the Company $25,000 ($50,000 total) and KCC agreed to loan the Company $395,000 at an annual interest rate of 7% per year, compounded quarterly. Each loan was evidenced by a convertible promissory note (collectively, the “February 2017 Notes”). The February 2017 Notes, including any interest due thereon, may not be prepaid without the consent of the Holders. The February 2017 Notes were initially due on February 23, 2018, and, beginning on the one month anniversary, can be converted, at the Holders’ sole discretion, into shares of the Company’s common stock at conversion rate equal to the lesser of: (i) $3.45, the closing price of the Company’s common stock on the day prior to the issuance of the February 2017 Notes or (ii) a 20% discount to the average closing price of the Company’s common stock for the five days prior to the date on which the Holder(s) elect to convert the February 2017 Note(s), subject to a floor price of $2.76.

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

The Company calculated the debt discount related to the February 2017 Notes and Series F Warrants by first allocating the respective fair value of the February 2017 Notes and Series F Warrants based upon their relative fair values to the total February 2017 Notes proceeds. The fair value of the Series F Warrant issued with the February 2017 Notes was calculated using the Black-Scholes option pricing model and the following assumptions: exercise price - $3.45 per share as to $420,000 of February 2017 Note principal and $2.90 per share as to $25,000 of February 2017 Note principal; market price of common stock - $3.53 as to $420,000 of February 2017 Note principal and $3.80 per share as to $25,000 of February 2017 Note principal; estimated volatility – 110.0% as to $420,000 of February 2017 Note principal and 116.0% as to $25,000 of February 2017 Note principal; risk free interest rate – 2.13% as to $420,000 of February 2017 Note principal and 1.87% as to $25,000 of February 2017 Note principal; expected dividend rate - 0% and expected life - 5.0 years. The resulting fair value of $211,073 was allocated to the Series F Warrant. The intrinsic value of the beneficial conversion feature amounted to $232,213. The resulting $443,286 discount to the February 2017 Notes is being accreted over their 1.25 year term.

The February 2017 Loan Agreements provide the Holders with registration rights for all of the shares issuable upon conversion of the February 2017 Notes, including exercise of the Series F Warrants, beginning on the first anniversary of the February 2017 Loan Agreements.

On July 27, 2017, the Company repaid the Investor in full, including $25,000 of note principal and $676 of accrued interest.

On October 19, 2017, the Company repaid Sierchio in full, including $25,000 of note principal and $1,149 of accrued interest.

On January 29, 2018, KCC and the Company entered into an Amendment No. 1 to the February 2017 Note whereby the maturity date of the KCC February Note was extended from February 23, 2018 to December 31, 2019. Except for the extension of the maturity date, the February Note was not otherwise amended and continues in full force and effect.

During the year ended December 31, 2017, the Company recognized $25,899 of interest expense and $384,848 of accretion related to the debt discount. The remaining debt discount of $58,438 will be amortized over the next quarter through March 31, 2018.

September 9, 2016 Convertible Promissory Note

On September 9, 2016, the Company entered into a loan agreement (the “Loan Agreement”) with KCC. Pursuant to the terms of the Loan Agreement, KCC agreed to loan the Company up to $900,000 at an annual interest rate of 7% per year, compounded quarterly. KCC provided the Company with an initial loan in the amount of $700,000, which was evidenced by a convertible promissory note (the “Note”); the remaining $200,000 needed to be loaned prior to December 31, 2017. The Note, including any interest due thereon, may be prepaid at any time without penalty. The Note matured on December 31, 2017, but was extended to December 31, 2019 pursuant to the Amendment No. 1, dated as of January 29, 2018, to the Note. Except for the extension of the maturity date, the Note was not otherwise amended and continues in full force and effect. Beginning on September 9, 2017, the Note became convertible, at KCC’s sole discretion, into shares of our common stock at conversion rate equal to the lesser of: (i) $1.54, the closing price of our common stock on the day prior to the issuance of the Note or (ii) a 20% discount to the average closing price of our common stock for the five days prior to the date on which KCC elects to convert the Note, subject to a floor price of $1.23 per share.

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

The Loan Agreement provides KCC with registration rights for all of the shares issuable upon conversion of the Note and exercise of the Series E Warrant, beginning on the first anniversary of the Loan Agreement.

The Company calculated the debt discount related to the Note and Series E Warrant by first allocating the respective fair value of the Note and Series E Warrant based upon their relative fair values to the total Note proceeds. The fair value of the Series E Warrant issued with the Note was calculated using the Black-Scholes option pricing model and the following assumptions: exercise price - $1.25 per share; market price of common stock - $1.54 per share; estimated volatility – 92.3%; risk free interest rate - 1.23%; expected dividend rate - 0% and expected life - 5.0 years. The resulting fair value of $340,735 was allocated to the Series E Warrant. The intrinsic value of the beneficial conversion feature amounted to $359,265. The resulting $700,000 discount to the Note is being accreted over their 1.25 year term.

During the years ended December 31, 2017 and 2016, the Company recognized $51,385 and $15,220, respectively, of interest expense and $534,519 and $165,481, respectively, of accretion related to the debt discount.

Note 6. Common Stock and Warrants

Common Stock

At December 31, 2017, the Company had 500,000,000 authorized shares of common stock with a par value of $0.00001 per share, 76,145,418 shares of common stock outstanding and 19,338,572 shares reserved for issuance under the Company’s 2013 Long-Term Incentive Plan (the “2013 Plan”) as adopted and approved by the Company’s Board of Directors (the “Board”) on June 20, 2013 that provides for the grant of stock options to employees, directors, officers and consultants. See “Note 7. Stock Options” for further discussion.

During the year ended December 31, 2017, the Company had the following common stock related transactions:

•	On October 16, 2017, the Company completed a self-directed offering of 920,000 shares of the Company common stock at a price of $2.50 per share for $2,300,000 in aggregate proceeds (the “October 2017 Private Placement”). Additionally, each purchaser, in a concurrent private placement, received one stock purchase warrant for each share of stock purchased for no additional consideration (the "Series H Warrant"). Each Series H Warrant is exercisable at a price of $2.75 per share for a period of five years. The warrants may be exercised on a cashless basis. The relative fair value of the common stock was estimated to be $1,309,458. The relative fair value of the Series H Warrants was estimated to be $990,542 as determined based on the relative fair value allocation of the proceeds received. The Series H Warrants were valued using the Black-Scholes option pricing model using the following variables: market price of common stock - $3.10 per share; exercise price of $2.75; estimated volatility – 98.25%; 5-year risk free interest rate – 1.95%; expected dividend rate - 0% and expected life - 5 years.

•	On July 21, 2017, the Company completed a self-directed offering of 460,250 units of the Company's equity securities (the "Units") at a price of $2.44 per unit for $1,122,610 in aggregate proceeds (the “July 2017 Private Placement”). Each unit consists of (a) one share of common stock and one Series G Stock Purchase Warrant (the “Series G Warrants”) allowing the holder to purchase one share of the Company’s common stock at a price of $2.68 per share for a period of five years. The warrants may be exercised on a cashless basis. The relative fair value of the common stock was estimated to be $634,782. The relative fair value of the Series G Warrants was estimated to be $487,828 as determined based on the relative fair value allocation of the proceeds received. The Series G Warrants were valued using the Black-Scholes option pricing model using the following variables: market price of common stock - $2.92 per share; estimated volatility – 102.23%; 5-year risk free interest rate – 1.81%; expected dividend rate - 0% and expected life - 5 years.

•	On June 28, 2017, KCC exercised 114,493 Series F Warrants for $3.01 per share resulting in the issuance of 114,493 shares of common stock and proceeds of $344,624.

•	March 1, 2017, KCC exercised 1,326,087 Series B Warrants and 3,500,000 Series C Warrants, on a cashless basis, resulting in the issuance of 4,273,831 shares of common stock.

•	On February 17, 2017, Thomas Bold, the Company’s President, CEO and Interim Chief Financial Officer exercised options to purchase up to 40,000 shares, on a cashless basis, resulting in the issuance of 34,296 shares of common stock.

•	On February 10, 2017, Joseph Sierchio, a member of the Company’s board of directors, exercised options to purchase up to 70,000 shares, on a cashless basis, resulting in the issuance of 38,642 shares of common stock.

•	On February 2, 2017, Kenneth Kirkland, a member of the Company’s board of directors, exercised options to purchase up to 40,000 shares, on a cashless basis, resulting in the issuance of 29,642 shares of common stock.

•	On January 10, 2017, Dr. Gerlach exercised a Series A Warrant to purchase up to 240,000 shares, on a cashless basis, resulting in the issuance of 204,571 shares of common stock.

During the year ended December 31, 2016, the Company had the following common stock related transactions:

•	issued 100,000 shares of common stock, upon the exercise of a Series D Warrant at an exercise price of $1.10 per share resulting in $110,001 of proceeds to the Company.

•	issued 2,173,913 shares of common stock to KCC on February 2, 2016, upon the exercise of a portion of its Series B Warrant at an exercise price of $0.46 per share resulting in $1,000,000 of proceeds to the Company.

•	issued 13,846 shares of common stock upon the cashless exercise of an option to purchase 20,000 shares by Joseph Sierchio, a director.

Warrants

The following table summarizes information about warrants outstanding at December 31, 2017 and 2016:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted Average
	December 31,	December 31,	Exercise
Description	2017	2016	Price	Expiration
Series A	720,000	960,000	$0.35	July 12, 2019
Series B	-	1,326,087	$0.46	November 29, 2018
Series C	-	3,500,000	$0.49	November 29, 2018
Series D	910,000	910,000	$1.10	June 5, 2020
Series E	584,416	584,416	$1.54	September 8, 2021
Series F	14,492	-	$3.45	February 23, 2022 & March 9, 2022
Series G	460,250	-	$2.68	July 21, 2022
Series H	920,000	-	$2.75	October 16, 2022
Total	3,609,158	7,280,503

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

A Series E Warrant to purchase 584,416 shares of common stock was issued on September 9, 2016 in connection with the Loan Agreement. See “Note 5. Debt” for further discussion.

Three Series F Warrants to purchase 128,985 shares of common stock were issued between February 22, 2017 and March 9, 2017 in connection with the February 2017 Loan Agreements. On June 28, 2017, KCC exercised 114,493 Series F Warrants for $3.01 per share resulting in the issuance of 114,493 shares of common stock and proceeds of $344,624. See “Note 5. Debt” for further discussion.

The Series G Warrants to purchase 460,250 shares of common stock were issued on July 21, 2017 in connection with the sale of units pursuant to the July 2017 Private Placement. See above for further discussion.

The Series H Warrants to purchase 920,000 shares of common stock were issued on October 16, 2017 in connection with the sale of units pursuant to the October 2017 Private Placement. See “Note 6. Common Stock and Warrants” for further discussion.

Note 7. Stock Options

On June 20, 2013, the Company’s Board adopted the 2013 Long-Term Incentive Plan and on November 15, 2013, a stockholder owning a majority of the Company’s issued and outstanding stock approved adoption to the 2013 Plan. Pursuant to the terms of the 2013 Plan, an aggregate of 20,000,000 shares of the Company’s common stock are reserved for issuance to the Company’s officers, directors, employees and consultants in order to attract and hire key technical personnel and management. Options granted to employees under the 2013 Plan, including directors and officers who are employees, may be incentive stock options or non-qualified stock options; options granted to others under the 2013 Plan are limited to non-qualified stock options. As of December 31, 2017, there were 19,338,572 shares available for grant.

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

The exercise price per share of common stock for options granted under the 2013 Plan will be the fair market value of the Company's common stock on the date of grant, using the closing price of the Company's common stock on the last trading day prior to the date of grant, except for incentive stock options granted to a holder of ten percent or more of the Company's common stock, for whom the exercise price per share will not be less than 110% of the fair market value. No option can be granted under the 2013 Plan after June 20, 2023. The Company adopted ASU 2016-09 effective January 1, 2017 with no effect on retained deficit or other components of equity as of the beginning of the period.

Stock Option Activity

The following table summarizes stock option activity for the period ended December 31, 2017:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2015	257,500	1.07
Grants	187,500	1.92
Forfeitures	(40,000)	1.65
Exercises	(20,000)	0.80
Outstanding at December 31, 2016	385,000	1.42
Grants	310,000	4.20
Exercises	(150,000)	1.12
Outstanding at December 31, 2017	545,000	3.09	8.61 years	972,325
Exercisable at December 31, 2017	390,000	2.80	8.47 years	805,475
Available for grant at December 31, 2017	19,338,572

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. There were 310,000 stock options granted during the year ended December 31, 2017 with a weighted-average grant date fair value of $3.38. There were 187,500 stock options granted during the year ended December 31, 2016 with a weighted-average grant date fair value of $1.41. During the year ended December 31, 2017, there were 150,000 options exercised on a cashless basis resulting in the issuance of 102,582 shares of common stock, with an aggregate intrinsic value of $397,100. During the year ended December 31, 2016, there were 20,000 options exercised on a cashless basis resulting in the issuance of 13,846 shares of common stock, with an aggregate intrinsic value of $36,000. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company's historical experience. The risk-free interest rate is based on a U.S. treasury note with maturity similar to the option award's expected life. The expected life represents the average period of time that options granted are expected to be outstanding. The assumptions for volatility, expected life, dividend yield and risk-free interest rate for options granted are presented in the table below:

	Years Ended December 31,
	2017	2016
Risk-free interest rate	1.93% - 2.39%	1.23%-1.41%
Expected life in years	5.5 – 10.0	5.5
Weighted Avg. Expected Volatility	98% - 106%	92%
Expected dividend yield	0	0

The share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time is expensed ratably over the respective vesting periods. During the years December 31, 2017 and 2016, the Company recognized $904,004 and $282,262, respectively, in share-based compensation. As of December 31, 2017, the Company had approximately $165,000 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 1.0 years. Stock-based compensation has been included in the Consolidated Statement of Operations as follows:

	Years Ended December 31,
	2017	2016
Research and development	$100,630	$-
General and administrative	803,374	282,262
Total	$904,004	$282,262

The following table summarizes information about stock options outstanding and exercisable at December 31, 2017:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
0.80	10,000	6.62	0.80	10,000	6.62	0.80
1.05	55,000	6.25	1.05	35,000	6.25	1.05
1.25	7,500	7.46	1.25	7,500	7.46	1.25
1.34	7,500	7.50	1.34	7,500	7.50	1.34
1.65	10,000	7.84	1.65	10,000	7.84	1.65
1.70	7,500	7.79	1.70	7,500	7.79	1.70
1.91	130,000	8.21	1.91	130,000	8.21	1.91
2.28	7,500	8.55	2.28	7,500	8.55	2.28
4.20	310,000	9.36	4.20	175,000	9.36	4.20
Total	545,000	8.61	$3.09	390,000	8.47	$2.80

Note 8. Commitments

Effective March 1, 2015, the Company entered into a lease agreement (the “Lease”) in the Pittsburgh Life Sciences Greenhouse at a monthly rate of $750. The Lease was renewed effective March 1, 2016 at a monthly rate of $800 through August 30, 2018. Rent expense for the years ended December 31, 2017 and 2016 was $9,600 and $9,500, respectively.

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

In connection with the Company’s anticipated regulatory filings, the Company has engaged StemCell Systems GmbH (“StemCell Systems”) to provide it with prototypes and related documents under various agreements. Pursuant to these engagements the Company incurred expenses of $219,806 and $184,517 in during the years ended December 31, 2017 and 2016, respectively. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a principal of StemCell Systems.

On August 1, 2017, the Company and the University of Pittsburgh entered into a Corporate Research Agreement whereby the University of Pittsburgh will perform academic research related to the Company’s technologies in exchange for $171,595 with $42,899 due on August 1, 2017; $42,899 due on November 1, 2017; $42,899 due on February 1, 2018 and $42,898 due on May 31, 2018. As of December 31, 2017, the Company had paid one advance and $42,899 is recorded as accounts payable in the accompanying consolidated balance sheets as of December 31, 2017.

See also “Note 9. Related Party Transactions.”

Note 9. Related Party Transactions

As compensation for their service on the Board, Dr. Kirkland and Mr. Sierchio receive an annual retainer of $6,000, payable in equal quarterly installments in arrears. Additionally, on March 15, 2016, the Company granted to each of Dr. Kirkland and Mr. Sierchio an incentive stock option to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.91 per share; and on May 11, 2017, the Company granted to each of Dr. Kirkland and Mr. Sierchio an incentive stock option to purchase up to 75,000 shares of the Company’s common stock at an exercise price of $4.20 per share. The 50,000 options became fully vested upon grant and the 75,000 options vested 50% on the date of grant and 50% one year hence. The options may be exercised on a “cashless basis” using the formula contained therein.

The law firm of Satterlee Stephens LLP (“Satterlee”), of which Joseph Sierchio, one of the Company’s directors, is a partner, provides counsel to the Company. Mr. Sierchio is the Company’s primary attorney. During the years ended December 31, 2017 and 2016, the Company recognized $277,933 and $168,775 of fees for legal services billed by firms associated with Mr. Sierchio. At December 31, 2017 and 2016, the Company owed Satterlee $30,000 and $11,750 which is included in accounts payable. Mr. Sierchio continues to serve as a director of the Company.

In connection with the Company’s anticipated FDA and other regulatory filings, the Company engaged StemCell Systems to provide it with prototypes and related documents. Pursuant to this engagement the Company incurred expenses of $219,806 and $184,517 during the years ended December 31, 2017 and 2016, respectively. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a principal of StemCell Systems.

Dr. Gerlach is entitled to payments for consulting services. During the years ended December 31, 2017 and 2016, the Company recognized expenses related to Dr. Gerlach services of $38,540 and $42,480, respectively. Accounts payable to Dr. Gerlach amounted to $17,640 and $18,540 at December 31, 2017 and 2016, respectively.

On August 1, 2013, the Company entered into a consulting agreement, as amended on May 1, 2016, with Jatinder Bhogal to provide consulting services to the Company through his wholly owned company, Vector Asset Management, Inc., Mr. Bhogal is an individual owning in excess of 5% of our issued and outstanding shares of common stock. Pursuant to the Consulting Agreement, as amended, Mr. Bhogal received compensation of $81,600 and $74,400 during the years ended December 31, 2017 and 2016 in connection with the consulting agreement.

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

On September 9, 2016, the Company entered into the Loan Agreement with KCC whereby KCC loaned the Company $700,000 at an interest rate of 7%. The Note was amended on January 29, 2018 to extend the maturity date to December 31, 2019. Per the Loan Agreement, the Company issued KCC a Series E Warrant to purchase up to 584,416 shares of the Company’s common stock. See “Note 5. Debt” for further discussion.

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

On February 23, 2017, the Company entered into two of the February 2017 Loan Agreements with Sierchio and KCC pursuant to which Sierchio loaned the Company $25,000 and KCC loaned $395,000 at an interest rate of 7%. On October 19, 2017, the Company repaid the Sierchio in full, including $25,000 of note principal and $1,149 of accrued interest. The remaining note with KCC was amended on January 29, 2018 to extend the maturity date to December 31, 2019. Per the February 2017 Loan Agreement, the Company issued Sierchio, and KCC a Series F Warrant to purchase up to 7,246 shares and 114,493 shares, respectively, of the Company’s common stock. See “Note 5, Debt” for further discussion.

March 1, 2017, KCC exercised 1,326,087 Series B Warrants and 3,092,637 Series C Warrants, on a cashless basis, resulting in the issuance of 4,273,831 shares of common stock.

On June 28, 2017, KCC exercised 114,493 Series F Warrants for $3.01 per share resulting in the issuance of 114,493 shares of common stock and proceeds of $344,624.

On July 21, 2017, the Company entered into the July 2017 Private Placement with KCC for the sale of 410,000 units at a price of $2.44 per unit for $1,000,400 in aggregate proceeds. Each unit consisted of one share of common stock and one Series G Warrant to purchase one (1) share of common stock at an exercise price of $2.68 per share through July 21, 2022. The warrants may be exercised on a cashless basis. See “Note 6. Common Stock and Warrants” for further discussion.

On August 1, 2017, the Company and the University of Pittsburgh entered into a Corporate Research Agreement whereby the University of Pittsburgh will perform academic research related to the Company’s technologies in exchange for $171,595. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a professor at the University.

On October 16, 2017, the Company entered into the October 2017 Private Placement with Joseph Sierchio for the sale of 10,000 shares of common stock at a price of $2.50 per share for $25,000 in aggregate proceeds. Additionally, Mr. Sierchio, in a concurrent private placement, received one Series H Warrant for each share of stock purchased for no additional consideration. Each Series H Warrant has an exercise price of $2.75 per share through October 16, 2022. The warrants may be exercised on a cashless basis. See “Note 6. Common Stock and Warrants” for further discussion.

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

On December 22, 2017, the President of the United States signed into law H.R. 1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Cuts and Jobs Act”). ASC Topic 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment. The Tax Cuts and Jobs Act made significant changes to existing U.S. tax law, including, but not limited to, a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%, imposition of a one-time tax on deferred foreign income (“Repatriation Transition Tax”), adoption of a participation exemption system with respect to the taxation of future dividends received from foreign corporations, and repeal of the corporate alternative minimum tax system. Other significant changes in the Tax Cuts and Jobs Act include taxing payments made to foreign related parties that are deemed to be excessive, imposing a minimum tax on certain foreign earnings, requiring (beginning after December 31, 2021) the capitalization and subsequent amortization of certain research and development related expenses, and placing additional limits on the use of net operating losses and the deductibility of certain executive compensation. The reduction of the Company’s deferred tax assets resulting from the Tax Cuts and Jobs Act’s reduction in the U.S. federal corporate income tax rate from 35% to 21% amounted to $1,831,000 during 2017.

There is no current or deferred tax expense for 2017 and 2016, due to the Company’s loss position. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a full valuation allowance against the deferred tax asset. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities is a result of the following at December 31:

	2017	2016
Deferred tax assets:
Net operating loss and contribution carryforwards	$2,480,000	$3,217,000
Intangible asset	85,000	158,000
Capital loss carryforward	146,000	236,000
Stock-based compensation	247,000	139,000
	2,958,000	3,750,000
Valuation allowance	(2,958,000)	(3,750,000)
Net deferred tax assets	$-	$-

The 2017 decrease in the valuation allowance was $792,000 compared to an increase of $974,000 in 2016.

The Company has available net operating loss and contribution carryforwards of approximately $11,810,000 for tax purposes to offset future taxable income which expire commencing 2018 through to the year 2037. The capital loss carryforward expires during 2018. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss and contribution carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period. The tax years 2015 through 2017 remain open to examination by federal agencies and other jurisdictions in which it operates.

A reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for the years ended December 31 follows:

	2017	2016
Statutory federal income tax rate	34%	34%
Permanent differences and other	(5)%	13%
Deferred tax impact from tax rate change	(50)%
Valuation allowance	21%	(47)%
	0%	0%

Note 11. Subsequent Events

Management has reviewed material events subsequent of the period ended December 31, 2017 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

On January 26, 2018, the Company entered into the first amendment to the convertible promissory note dated September 9, 2016 and the Company entered into the first amendment to the convertible promissory note dated February 23, 2017 both with KCC pursuant to which both notes were amended (with a combined principal balance of $1,095,000) to extend the maturity date to December 31, 2019.

On February 3, 2018, Thomas Bold, the Company’s President, CEO and Interim Chief Financial Officer exercised options to purchase up to 60,000 shares, on a cashless basis, resulting in the issuance of 44,083 shares of common stock.

On February 11, 2018, a consultant exercised options to purchase up to 40,000 shares, on a cashless basis, resulting in the issuance of 17,480 shares of common stock.

On February 12, 2018, Dr. Gerlach exercised a Series A Warrant to purchase up to 480,000 shares, on a cashless basis, resulting in the issuance of 457,480 shares of common stock.

On February 13, 2018, a Series D Warrant to purchase 100,000 shares of common stock with an exercise price of $1.10 per share was exercised resulting in $110,000 to the Company.

On February 22, 2018, Kenneth Kirkland, a Company Director, exercised options to purchase up to 50,000 shares, on a cashless basis, resulting in the issuance of 41,033 shares of common stock.

On February 22, 2018, Joseph Sierchio, a Company Director, 1) exercised options to purchase up to 37,500 shares, on a cashless basis, resulting in the issuance of 22,711 shares of common stock; 2) exercised a Series F Warrant to purchase up to 7,246 shares, on a cashless basis, resulting in the issuance of 4,899 shares of common stock; and 3) 2) exercised a Series H Warrant to purchase up to 10,000 shares, on a cashless basis, resulting in the issuance of 7,418 shares of common stock .

On January 25, 2018, the Company paid the University of Pittsburgh $85,798 pursuant to the Corporate Research Agreement dated August 1, 2017.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2017, that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation, management, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations.

Based on this evaluation, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Item 9B. Other Information

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and text set forth the names and ages of all directors and executive officers of our company as of March 6, 2018. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships between or among the directors, executive officers or persons nominated or charged by our company to become directors or executive officers. Executive officers serve at the discretion of the Board, and are appointed to serve by the Board.

Name	Age	Position	Director / Officer Since
Thomas Bold	56	President, Chief Executive Officer and Interim Chief Financial Officer	December 2013
Patsy Trisler	69	Vice-President, Regulatory & Clinical Affairs	April 1, 2014
Joseph Sierchio	68	Director	August 2010
Kenneth Kirkland	75	Director	August 2013

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

Patsy Trisler, JD, RAC. For over 20 years Ms. Trisler has provided strategic regulatory guidance and clinical compliance consulting services to medical device companies, including advising on non-clinical and clinical testing requirements for a variety of product types; preparing FDA submissions; facilitating FDA meetings; training on compliance with GCPs & FDA regulatory requirements. Ms. Trisler has been a regulatory consultant since 1991 and has held senior level positions where she provided consulting services for pharmaceutical, biotechnology and medical device clients and was most recently an independent consultant for a number of clients within the medical products industry. Prior to that Ms. Trisler served for nearly seven years at the FDA as a scientific reviewer and special assistant to the Director of the Office of Device Evaluation in developing medical device policies and guidances. She began her career as a biologist in a molecular biology laboratory at the National Cancer Institute (NCI). Ms. Trisler received her B.S. in biology and psychology from American University in Washington, DC, and her juris doctorate from the Potomac School of Law/Antioch Law School in Washington, DC. Ms. Trisler is regulatory affairs certified (RAC) and a member of several professional groups including the Association of Clinical Research Professionals (ACRP) and Regulatory Affairs Professional Society (RAPS). Ms. Trisler was appointed to serve as our Vice-President, Regulatory & Clinical Affairs due to her extensive regulatory guidance and clinical compliance experience.

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

Board of Directors Meetings, Committees of the Board of Directors, and Annual Meeting Attendance

During the fiscal year ended December 31, 2017, the Board held a total of eleven (11) meetings, inclusive of actions by written consent. All members of the Board attended 100% of all meetings of the Board. We do not maintain a policy regarding director attendance at annual meetings and we did not have an annual meeting during the fiscal year ended December 31, 2017.

We do not currently have any standing committees of the Board. The full Board is responsible for performing the functions of: (i) the Audit Committee, (ii) the Compensation Committee and (iii) the Nominating Committee.

Our Bylaws provide that the number of Directors shall be fixed from time to time by the Board, but in no event shall be less than the minimum required by law. The Board should be large enough to maintain our required expertise but not too large so as not to function efficiently. Director nominees are recommended, reviewed and approved by the entire Board. The Board believes that this process is appropriate due to the relatively small number of directors on the Board and the opportunity to benefit from a variety of opinions and perspectives in determining director nominees by involving the full Board.

While the Board is solely responsible for the selection and nomination of directors, the Board may consider nominees recommended by stockholders as it deems appropriate. The Board evaluates each potential nominee in the same manner regardless of the source of the potential nominee's recommendation. Although we do not have a policy regarding diversity, the Board does take into consideration the value of diversity among Board members in background, experience, education and perspective in considering potential nominees for recommendation to the Board for selection. Stockholders who wish to recommend a nominee should send nominations to our Chief Executive Officer, Thomas Bold, Pittsburgh Life Sciences Greenhouse, 2425 Sidney Street, Pittsburgh, PA 15203, and include all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected.

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

Code of Ethics

We have adopted a Code of Ethics that applies to all of our officers, directors and employees, including our Chief Executive Officer and Chief Financial Officer, which complies with the requirements of the Sarbanes-Oxley Act of 2002 and applicable FINRA listing standards. Accordingly, the Code of Ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, timely, accurate and clear public disclosures, compliance with all applicable laws, rules and regulations, the prompt internal reporting of violations of the Code of Ethics, and accountability. Our Code of Ethics is available on our website at http://www.renovacareinc.com. To access our Code of Ethics, click on “Investors”, and then click on “Investor Briefcase” and then click on “Code of Ethics”.

A copy of our Code of Ethics may be obtained at no charge by sending a written request to our President and Chief Executive Officer, Thomas Bold, Pittsburgh Life Sciences Greenhouse, 2425 Sidney Street Pittsburgh, PA 15203.

Corporate Governance

We have adopted Corporate Governance Principles applicable to our Board. Our Corporate Governance Principles are available on our website at http://www.renovacareinc.com. To access our Corporate Governance Principles, click on “Investors”, and then click on “Investor Briefcase” and then click on “Corporate Governance Principles”.

Board Leadership Structure

We currently have three executive officers and two directors. Our Board has reviewed our current Board leadership structure in light of the composition of the Board, our size, the nature of our business, the regulatory framework under which we operate, our stockholder base, our peer group and other relevant factors, and has determined that this structure is currently the most appropriate Board leadership structure for our company. Nevertheless, the Board intends to carefully evaluate from time to time to determine what the Board believes is best for us and our stockholders.

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

Director Independence

Our securities are not listed on a U.S. securities exchange and, therefore, are not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, at this time, after considering all of the relevant facts and circumstances, the Board has determined that Dr. Kirkland is independent from our management and qualifies as an “Independent Director” under the standards of independence under the applicable FINRA listing standards. This means that, in the judgment of the Board, Dr. Kirkland (1) is not an officer or employee of the Company or its subsidiaries, or (2) has not had any direct or indirect relationship with the Company that would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director. Upon our listing on any national securities exchange or any inter-dealer quotation system, we will elect such independent directors as is necessary under the rules of any such securities exchange.

Communications with the Board of Directors

Stockholders who wish to communicate with the Board may do so by addressing their correspondence to the Board at RenovaCare, Inc. Pittsburgh Life Sciences Greenhouse, 2425 Sidney Street Pittsburgh, PA 15203. The Board has approved a process pursuant to which the CEO reviews and forwards correspondence to the appropriate director or group of directors for response.

ITEM 11. EXECUTIVE COMPENSATION

Our Board is responsible for establishing the compensation and benefits for our executive officers. The Board reviews the performance and total compensation package for our executive officers, and considers the modification of existing compensation and the adoption of new compensation plans. The board has not retained any compensation consultants.

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

The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the President & Chief Executive Officer (“CEO”); the Chief Financial Officer (“CFO); and the three other most highly-compensated executive officers other than the CEO and CFO who were serving as our executive officers during the last two fiscal years (“Named Executive Officers”).

Name and principal position	Year December 31,	Salary/ consulting fee ($)	Bonus ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Thomas Bold(1)	2017	100,000	-	-	248,700	-	348,700
President, CEO and Interim CFO	2016	100,000	-	-	83,796	-	183,796

Rhonda B. Rosen(2)	2016	30,100	-	-	27,932	-	58,032
Former CFO

Patsy Trisler(3)	2017	60,000	-	-	-	-	60,000
VP – Clinical & Regulatory Affairs	2016	60,000	-	-	-	-	60,000

__________

(1) On December 1, 2013, we appointed Mr. Bold as our President & CEO. On October 8, 2016, Mr. Bold assumed the role of Chief Financial Officer commensurate with the resignation of Rhonda Rosen. On December 1, 2013 we entered into the Consulting Agreement with Mr. Bold. Pursuant to the terms of the Consulting Agreement, Mr. Bold is expected to serve on a part-time basis and will receive an annual fee of $100,000, payable in 12 equal installments, which is prorated for any partial months during the term of the Consulting Agreement. In addition to Mr. Bold’s fee, he was issued a stock option to purchase up to 40,000 shares of common stock at an exercise price of $0.75 per share, the closing price of our common stock as quoted on the OTCQB on November 29, 2013, a stock option to purchase up to 60,000 shares of common stock at an exercise price of $1.91 per share, the closing price on March 15, 2016, and a stock option to purchase up to 75,000 shares of common stock at an exercise price of $4.20 per share, the closing price on May 11, 2017. The options may be exercised on a “cashless basis” using the formula contained therein and vest as follows: (a) 20,000 vested on December 1, 2014; (b) 20,000 vested on December 1, 2015; (c) 60,000 vested on March 16, 2016; (d) 37,500 vested on May 11, 2017; and (e) 37,500 vest on May 11, 2018.

(2) On October 1, 2013, we appointed Ms. Rosen to serve as our CFO on a part-time basis, for which she was paid a monthly fee of $3,900. On August 14, 2014, we granted to Ms. Rosen an option to purchase 10,000 shares of common stock at an exercise price of $0.80 per share, the closing price of our common stock as quoted on the OTCQB on August 13, 2014, and a stock option to purchase up to 20,000 shares of common stock at an exercise price of $1.91 per share, the closing price on March 15, 2016. The options may be exercised on a “cashless basis” using the formula contained therein and vest as follows: (a) 5,000 vested on the grant date; (b) 5,000 vested on August 14, 2015, and (c) 20,000 vested on March 16, 2016. On September 9, 2016, we terminated the at-will executive services agreement with Ms. Rosen.

(3) On April 1, 2014, we appointed Ms. Patsy Trisler as our Vice President – Clinical & Regulatory Affairs and entered into an at-will consulting agreement with Ms. Trisler pursuant to which we granted Ms. Trisler an option to purchase up to 50,000 shares of the Company’s common stock at a price of $1.05 per share, the closing price of the Company’s common stock as quoted on the OTCQB on April 1, 2014. The options may be exercised on a “cashless basis” using the formula contained therein and, subject to Ms. Trisler’s continued service, the options vest(ed) as follows, 10,000 on: (a) April 1, 2015; (b) April 1, 2016; (c) April 1, 2017; (d) April 1, 2018; and (e) April 1, 2019.

Outstanding Equity Awards at Fiscal-Year End

The following table sets forth information regarding equity awards that have been previously awarded to each of the Named Executives and which remained outstanding as of December 31, 2017.

Option Awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Option Exercise Price ($)	Option Expiration Date
Thomas Bold	60,000	-	1.91	March 15, 2026
	37,500	37,500	4.20	May 11, 2028

Rhonda B. Rosen	10,000	-	0.80	October 8, 2018
	20,000	-	1.91	October 8, 2018

Patsy Trisler	30,000	20,000	1.05	March 31, 2025

Long-Term Incentive Plans

On June 20, 2013, our Board adopted our 2013 Long-Term Incentive Plan and on November 15, 2013, a stockholder owning a majority of our issued and outstanding stock approved adoption to the 2013 Plan. Pursuant to the terms of the 2013 Plan, an aggregate of 20,000,000 shares of our common stock are reserved for issuance to our officers, directors, employees and consultants in order to attract and hire key technical personnel and management. Options granted to employees under the 2013 Plan, including directors and officers who are employees, may be incentive stock options or non-qualified stock options; options granted to others under the Incentive Plan are limited to non-qualified stock options. As of December 31, 2017, there were 19,338,572 shares available for grant.

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

We reimburse our directors for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board. We do not pay director compensation to directors who are also employees. All non-employee directors are paid a director’s fee. Our Board may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. Effective as of August 1, 2013, we agreed to pay non-employee directors an annual fee of $6,000 for their services, paid quarterly. Directors are entitled to participate in, and have been issued options under, our 2013 Long-Term Stock Incentive Plan.

The following table reports all compensation we paid to non-employee directors during the last two fiscal years.

Name		Fees earned or paid in cash (1) ($)	Option awards Aggregate Grant Date Fair Value ($)(2)	Total ($)
Joseph Sierchio(3)	2017	6,000	248,700	254,700
	2016	6,000	69,830	75,830

Kenneth Kirkland	2017	6,000	248,700	254,700
	2016	6,000	69,830	75,830

_______________

(1) The amounts in this column represent the quarterly compensation.

(2) The amounts in this column represent the total fair value assigned to options granted in 2017 and 2016 to Messrs. Kirkland and Sierchio.

(3) The amounts set forth in this table do not include fees paid to legal firms associated with Mr. Sierchio.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	% of Class Owned (2)
Directors and Officers
Thomas Bold (3)	125,879	*
Patsy Trisler (4)	30,000	*
Kenneth Kirkland (5)	108,175	*
Joseph Sierchio (6)	647,516	*
All Directors and Officers as a Group (4 people)	911,570	1.18

5% Shareholders
Kalen Capital Corporation (7) The Kalen Capital Building 688 West Hastings St. Suite 700 Vancouver, BC V6B 1P1	51,869,248	65.44
Jatinder Singh Bhogal (8) 1962 Knox Road Vancouver, BC V6T1S6	5,038,061	6.56

_____________

* less than 1%

(1) Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock and except as indicated the address of each beneficial owner is Pittsburgh Life Sciences Greenhouse, 2425 Sidney Street Pittsburgh, PA 15203.

(2) Calculated pursuant to Rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 76,840,522 shares of common stock issued and outstanding on a fully diluted basis as of February 23, 2018. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(3) Consists of 5,000 shares of common stock and a Series D Warrant to purchase 5,000 shares of common stock purchased by Mr. Bold in a private placement we conducted in 2015; 78,379 shares received upon the cashless exercise of 100,000 options and vested options to purchase up to 37,500 shares of common stock. Does not include 37,500 shares issuable upon exercise of issued warrants scheduled to vest on May 11, 2018.

(4) Ms. Trisler was appointed as our Vice President – Clinical & Regulatory Affairs on April 1, 2014; as part of her appointment she was granted a stock option to purchase up to 50,000 shares of common stock. The option vests in five equal installments of 10,000 on April 1, 2015-2019, subject to her continued service with the Company.

(5) Consists of 70,675 shares issued upon the cashless exercise of options and vested options to purchase 37,500 shares of common stock. Does not include 37,500 shares issuable upon exercise of issued warrants scheduled to vest on May 11, 2018.

(6) Includes (a) 550,000 shares of common stock owned by Mr. Sierchio; (b) 75,199 shares of common stock issued upon the cashless exercise of vested stock options; (c) 10,000 shares of common stock purchased pursuant to the October 2017 private placement; (d) 4,899 shares of common stock issued upon the cashless exercise of a Series F Warrant; and (e) 7,418 shares of common stock issued upon the cashless exercise of a Series H Warrant. Does not include 37,500 shares issuable upon exercise of issued warrants scheduled to vest on May 11, 2018.

(7) Kalen Capital Corporation is a private Alberta corporation wholly owned by Mr. Harmel Rayat. In such capacity, Mr. Rayat may be deemed to have beneficial ownership of these shares. Consists of (a) 49,449,037 shares of common stock; (b) a Series D Warrant to purchase up to 800,000 shares of common stock at an exercise price of $1.10 per share through June 5, 2020; (c) a Series E Warrant to purchase up to 584,416 shares of common stock at an exercise price of the lesser of $1.54, or a 20% discount to the average closing price of our common stock for the five days prior to the date on which the Series E Warrant is exercised, through September 9, 2021; (d) a Series G Warrant to purchase up to 410,000 shares of common stock at an exercise price of $2.68 per share through July 21, 2022; (e) 122,845 shares issuable upon conversion of the February 2017 Loan Agreement (assuming the February Loan Agreement was converted as of February 23, 2018, at a conversion price of $3.45); and (f) 502,950 shares issuable upon conversion of the note issued pursuant to the Loan Agreement (assuming the Loan Agreement was converted as of February 23, 2018, at a conversion price of $1.54). As of the date of this report we have not received a notice of conversion from Kalen Capital Corporation for the Loan Agreement or the February 2017 Loan Agreement. Each of KCC’s warrants may be exercised on a cashless basis. For tax purposes, a portion of the debt and equity securities of owned by KCC have been assigned to Kalen Capital Holdings, LLC, its wholly owned subsidiary.

(8) Includes (a) 2,529,425 shares of common stock held by Boston Financial Group, Ltd., and (b) 2,508,636 shares of common stock held by 1420527 Alberta Ltd., Mr. Bhogal is the sole principal of each entity and in such capacity, Mr. Bhogal may be deemed to have beneficial ownership of these shares. Does not include 30,800 shares of stock owned by Mr. Bhogal’s wife, of which he disclaims beneficial ownership. Mr. Bhogal is the President and sole shareholder of Vector Asset Management, Inc., which provides us with consulting services.

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

Transactions with Related Persons

We do not have a formal written policy for the review and approval of transactions with related parties. However, our Code of Ethics and Corporate Governance Principles require actual or potential conflict of interest to be reported to the Board. Our employees are expected to disclose personal interests that may conflict with ours and they may not engage in personal activities that conflict with their responsibilities and obligations to us. Periodically, we inquire as to whether or not any of our directors have entered into any transactions, arrangements or relationships that constitute related party transactions. If any actual or potential conflict of interest is reported, our entire Board and outside legal counsel review the transaction and relationship disclosed and the Board makes a formal determination regarding each director's independence. If the transaction is deemed to present a conflict of interest, the Board will determine the appropriate action to be taken.

Review, Approval or Ratification of Transactions with Related Persons

Our unwritten policy with regard to transactions with related persons is that all material transactions are to be reviewed by the entire Board for any possible conflicts of interest. In the event of a potential conflict of interest, the Board will generally evaluate the transaction in terms of the following standards: (i) the benefits to us; (ii) the impact on a director's independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms and conditions of the transaction; and (v) the terms available to unrelated parties or the employees generally. The Board will then document its findings and conclusion in written minutes.

Transactions with Related Persons

The Board is responsible for review, approval, or ratification of “related-person transactions” involving the Company and related persons. Under SEC rules (Section 404 (a) of Regulation S-K), a related person is a director, officer, nominee for director, or 10% stockholder of the company since the beginning of the previous fiscal year, and their immediate family members. We are required to report any transaction or series of transactions in which we or a subsidiary is a participant, the amount involved exceeds $120,000, and a related person has a direct or indirect material interest.

The Board has determined that, barring additional facts or circumstances, a related person does not have a direct or indirect material interest in the following categories of transactions:

•

any transaction with another company for which a related person's only relationship is as an employee (other than an executive officer), director, or beneficial owner of less than 10% of that company's shares, if the amount involved does not exceed the greater of $1 million or 2% of that company's total annual revenue;

•	compensation to executive officers determined by the Board;

•	compensation to directors determined by the Board;

•	transactions in which all security holders receive proportional benefits; and

•	banking-related services involving a bank depository of funds, transfer agent, registrar, trustee under a trust indenture, or similar service.

The Board reviews transactions involving related persons who are not included in one of the above categories and makes a determination whether the related person has a material interest in a transaction and may approve, ratify, rescind, or take other action with respect to the transaction in its discretion. The Board reviews all material facts related to the transaction and takes into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances; the extent of the related person's interest in the transaction; and, if applicable, the availability of other sources of comparable products or services.

The following are related party transactions for the fiscal years ended December 31, 2017 and 2016:

The law firm of Satterlee Stephens LLP (“Satterlee”), of which Joseph Sierchio, one of the Company’s directors, is a partner, provides counsel to the Company. Mr. Sierchio is the Company’s primary attorney. During the years ended December 31, 2017 and 2016, the Company recognized $277,933 and $168,775 of fees for legal services billed by firms associated with Mr. Sierchio. At December 31, 2017 and 2016, the Company owed Satterlee $30,000 and $11,750 which is included in accounts payable. Mr. Sierchio continues to serve as a director of the Company.

In connection with the Company’s anticipated FDA and other regulatory filings, the Company engaged StemCell Systems to provide it with prototypes and related documents. Pursuant to this engagement the Company incurred expenses of $219,806 and $184,517 during the years ended December 31, 2017 and 2017, respectively. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a principal of StemCell Systems.

On July 21, 2017, the Company entered into the July 2017 Private Placement with KCC for the sale of 410,000 units at a price of $2.44 per unit for $1,000,400 in aggregate proceeds. Each unit consisted of one share of common stock and one Series G Warrant to purchase one (1) share of common stock at an exercise price of $2.68 per share through July 21, 2022. The warrants may be exercised on a cashless basis. See “Note 6. Common Stock and Warrants” in the notes to the consolidated financial statements included in this Form 10-K for further discussion.

On February 23, 2017, the Company entered into two of the February 2017 Loan Agreements with Sierchio and KCC pursuant to which Sierchio loaned the Company $25,000 and KCC loaned $395,000 at an interest rate of 7%. On October 19, 2017, the Company repaid the Sierchio in full, including $25,000 of note principal and $1,149 of accrued interest. The remaining note with KCC was amended on January 29, 2018 to extend the maturity date to December 31, 2019. The February 2017 Note can be converted into shares of the Company’s common stock at conversion rate equal to the lesser of: (i) $3.45; or (ii) a 20% discount to the average closing price of the Company’s common stock for the five days prior to the date on which the Holder(s) elect to convert the February 2017 Note(s), subject to a floor price of $2.76. Per the February 2017 Loan Agreement, the Company issued Sierchio, and KCC a Series F Warrant to purchase up to 7,246 shares and 114,493 shares, respectively, of the Company’s common stock. See “Note 5. Debt” in the notes to the consolidated financial statements included in this Form 10-K for further discussion.

On September 9, 2016, the Company entered into the Loan Agreement with KCC whereby KCC loaned the Company $700,000 at an interest rate of 7%. The Note was amended on January 29, 2018 to extend the maturity date to December 31, 2019. As of September 9, 2017, the Note, can be converted into shares of the Company’s common stock at conversion rate equal to the lesser of: (i) $1.54; or (ii) a 20% discount to the average closing price of the Company’s common stock for the five days prior to the date on which KCC elects to convert the Note, subject to a floor price of $1.23. Per the Loan Agreement, the Company issued KCC a Series E Warrant to purchase up to 584,416 shares of the Company’s common stock. See “Note 5. Debt” in the notes to the consolidated financial statements included in this Form 10-K for further discussion.

On February 2, 2016, KCC exercised a portion of its Series B Warrant for 2,173,913 shares of our common stock at an exercise price of $0.46 per share and rendered $1,000,000 as payment.

For related party transactions that do not exceed $120,000 please see “Note 9. Related Party Transactions” in the notes to the consolidated financial statements included in this Form 10-K for further discussion.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

Peterson Sullivan LLP (“Peterson Sullivan”) currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended December 31, 2017. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

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

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by Peterson Sullivan during the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Audit fees	$37,382	$40,420
Audit-related fees	18,292	3,444
Tax fees	4,200	6,692
Total fees	$59,874	$50,556

Audit Fees

Audit fees for the years ended December 31, 2017 and 2016, totaled $37,382 and $40,420, respectively, and consist of the aggregate fees billed by Peterson Sullivan for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q during the years ended December 31, 2017 and 2016.

Audit-Related Fees

Audit-related fees for the years ended December 31, 2017 and 2016, totaled $18,292 and $3,444, respectively, and consist of the aggregate fees billed by Peterson Sullivan for discussions and research related to financial reporting inquires and the review and providing of consents for our registration statement on Form S-1, Form S-3 and Form S-8 and amendments thereto that were filed with the SEC.

Tax Fees

Tax fees for the years ended December 31, 2017 and 2016, totaled $4,200 and $6,692, respectively, and consist of the aggregate fees billed by Peterson Sullivan for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

There were no fees billed to us for products and services provided by Peterson Sullivan LLP, other than reported under Audit Fees, Audit-Related Fees and Tax Fees for the years ended December 31, 2017 and 2016.

The Board feels that the services rendered by Peterson Sullivan were compatible with maintaining the principal accountant’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Form 10-K.

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Balance Sheets as of December 31, 2017 and 2016

•	Statements of Operations for the years ended December 31, 2017 and 2016

•	Statements of Stockholders’ Equity for the years ended December 31, 2017 and 2016

•	Statements of Cash Flows for the years ended December 31, 2017 and 2016

•	Notes to Financial Statements

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

RENOVACARE, INC.

Date: March 13, 2018	By:	/s/ Thomas Bold
	Name:	Thomas Bold
	Title:	Chief Executive Officer, Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Bold	President, Chief Executive Officer, Interim Chief Financial Officer	March 13, 2018
Thomas Bold	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Patsy Trisler	Vice-President - Clinical & Regulatory Affairs	March 13, 2018
Patsy Trisler

/s/ Kenneth Kirkland	Director	March 13, 2018
Kenneth Kirkland

/s/ Joseph Sierchio	Director	March 13, 2018
Joseph Sierchio

Exhibit Index

Exhibit #	Description of Exhibit
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

4.6	Series E Stock Purchase Warrant dated September 9, 2016; incorporated by reference and included in the Company’s Form 8-K filed on September 16, 2016, SEC file number 000-30156-161888353
4.7	Form of Convertible Promissory Note dated February 23, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 1, 2017, SEC file number 000-30156-17654590
4.8	Form of Series F Stock Purchase Warrant dated February 23, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 1, 2017, SEC file number 000-30156-17654590
4.9	Convertible Promissory Note dated March 9, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 14, 2017, SEC file number 000-30156-17686968
4.10	Form of Series G Stock Purchase Warrant dated July 21, 2017; incorporated by reference and included in the Company’s Form 8-K filed on July 24, 2017, SEC file number 000-30156-17978114
4.11	Form of Series H Stock Purchase Warrant dated October 16, 2017; incorporated by reference and included in the Company’s Form 8-K filed on October 18, 2017, SEC file number 000-30156-171141509
4.11	Form of Subscription Agreement dated July 21, 2017; incorporated by reference and included in the Company’s Form 8-K filed on July 24, 2017, SEC file number 000-30156-17978114
4.12	Form of Securities Purchase Agreement dated October 16, 2017; incorporated by reference and included in the Company’s Form 8-K filed on October 18, 2017, SEC file number 000-30156-171141509
10.1

Employment Agreement dated June 20, 2013, between Rhonda B. Rosen and the Company, incorporated by reference and included in the Company's Form 8-K filed on June 26, 2013, SEC file number 000-30156-131259657

10.2

Asset Purchase Agreement dated as of June 21, 2013, between Jörg Gerlach, MD, PhD and the Company, incorporated by reference and included in the Company's Form 8-K filed on July 18, 2013, as amended on November 21, 2013 and December 27, 2013, SEC file number 000-30156-131300357

10.3§	Form of Stock Option Agreement, incorporated by reference and included in the Company’s Form 8-K filed on June 26, 2013, SEC file number 000-30156-131259657.
10.4

Finder's Agreement dated August 13, 2013, between Vector Asset Management, Inc. and the Company, incorporated by reference and included in the Company's Form 10-Q filed on August 14, 2013, SEC file number 000-30156-13109753

10.5

At-Will Executive Services Agreement dated October 1, 2013, between Rhonda B. Rosen and the Company, incorporated by reference and included in the Company's Form 10-Q filed on November 14, 2013, SEC file number 000- 30156-13129717

32

10.6

Subscription Agreement for 3,500,000 units dated November 29, 2013, between Kalen Capital Corporation and the Company, incorporated by reference and included in the Company's Form 8-K filed on December 5, 2013, SEC file number 000-30156-131259657

10.7

At-Will Consulting Agreement effective as of December 1, 2013, between Thomas Bold and the Company, incorporated by reference and included in the Company's Form 8-K filed on December 5, 2013, SEC file number 000-30156- 131259657

10.8

Stock Purchase Agreement dated December 31, 2013, between Duke Mountain Resources, Inc., Fostung Resources Ltd. and the Company, incorporated by reference and included in the Company's Form 8-K filed on January 7, 2014, SEC file number 000-30156-14513586

10.9

At-Will Consulting Agreement effective as of April 1, 2014, between Patsy Trisler and the Company, incorporated by reference and included in the Company's Form 8-K filed on April 7, 2014, SEC file number 000-30156- 14838542

10.10

Stock Option Agreement dated April 1, 2014, between Patsy Trisler and the Company, incorporated by reference and included in the Company's Form 8-K filed on April 7, 2014, SEC file number 000-30156-14838542

10.11

Stock Option Agreements dated August 14, 2014, between Kenneth Kirkland, Joseph Sierchio, Rhonda B. Rosen and the Company, incorporated by reference and included in the Company's Form 8-K filed on August 20, 2014, SEC file number 000-30156-141054256

10.12

Post-Closing Amendment to Asset Purchase Agreement between Jörg Gerlach, MD, PhD and the Company, incorporated by reference and included in the Company's Form 8-K filed on September 15, 2014, SEC file number 000- 30156-141102510

10.13

Option Agreement dated May 1, 2015 between Jörg Gerlach, MD, PhD and the Company, incorporated by reference and included in the Company’s Form 8-K filed on May 5, 2015; SEC file number 000-30156-158333270.

10.14	Form of Subscription Agreement, incorporated by reference and included in the Company’s Form 8-K filed on June 10, 2015, SEC file number 000-30156-15923671.
10.15	Loan Agreement between Kalen Capital Corporation and the Company; incorporated by reference and included in the Company’s Form 8-K filed on September 16, 2016, SEC file number 000-30156-161888353
10.16	Form of Loan Agreement dated February 23, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 1, 2017, SEC file number 000-30156-17654590
10.17	Loan Agreement dated March 9, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 14, 2017, SEC file number 000-30156-17686968
10.18

Amendment to Loan Agreement between Joseph Sierchio and the Company dated March 9, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 14, 2017, SEC file number 000-30156-17686968

10.19

Amendment to Loan Agreement between Kalen Capital Corporation and the Company dated March 9, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 14, 2017, SEC file number 000-30156-17686968

10.20	Form of Subscription Agreement dated July 21, 2017; incorporated by reference and included in the Company’s Form 8-K filed on July 24, 2017, SEC file number 000-30156-17978114
10.21	Form of Securities Purchase Agreement dated October 16, 2017; incorporated by reference and included in the Company’s Form 8-K filed on October 18, 2017, SEC file number 000-30156-171141509
10.22*	January 29, 2018 Amendment to Convertible Promissory Note dated February 23, 2017
10.23*	January 29, 2018 Amendment to Convertible Promissory Note dated September 9, 2016
10.24*	Corporate Research Agreement dated August 1, 2017
10.25*	Amendment to Consulting Agreement dated May 1, 2016 between Vector Asset Management, Inc. and the Company
10.26*	January 29, 2018 First Amendment to Loan Agreement dated February 23, 2017
10.27*	January 29, 2018 First Amendment to Loan Agreement dated September 9, 2016
14.1	Code of Ethics, incorporated by reference and included in the Company’s Form 10-K file on April 15, 2009, SEC file number 000-30156-09750383.
23.1	Consent of Peterson Sullivan*
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	2013 Long-Term Incentive Plan, incorporated by reference and included in the Company’s Form 8-K filed on June 26, 2013, SEC file number 000-30156-13933444.

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension - Schema Document**
101.CAL	XBRL Taxonomy Extension - Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension - Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension - Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension - Presentation Linkbase Document**
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

