Form 10-Q
period 2018-03-31
RenovaCare, Inc.
filed 2018-05-14
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 8, 2018, the registrant had 76,840,522 shares of its common stock, par value $0.00001 per share, issued and outstanding.

RENOVACARE, INC.

FORM 10-Q

For The Quarter Ended March 31, 2018

PART I

Item 1. Financial Statements

RENOVACARE, INC
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2018 AND DECEMBER 31, 2017

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,384,859	$2,906,237
Prepaid expenses	1,101	750
Total current assets	2,385,960	2,906,987

Equipment, net of accumulated depreciation of $449 and $370, respectively	502	581
Intangible assets	152,854	152,854
Total assets	$2,539,316	$3,060,422

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$21,162	$107,336
Accounts payable - related parties	64,147	61,333
Contract payable	-	100,000
Total current liabilities	85,309	268,669

Interest payable to related parties	111,144	90,678
Convertible promissory notes payable to related party, net of discount of $0 and $58,438, respectively	1,095,000	1,036,562
Total liabilities	1,291,453	1,395,909

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.00001 par value; 500,000,000 shares authorized, 76,840,522 and 76,145,418 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	769	762
Additional paid-in capital	16,637,163	16,404,673
Retained deficit	(15,390,069)	(14,740,922)
Total stockholders' equity (deficit)	1,247,863	1,664,513
Total liabilities and stockholders' equity (deficit)	$2,539,316	$3,060,422

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

	Three Months Ended
	March 31,
	2018	2017

Revenue	$-	$-

Operating expense
Research and development	125,111	79,080
General and administrative	449,558	303,023
Total operating expense	574,669	382,103

Loss from operations	(574,669)	(382,103)

Other income (expense)
Interest income	4,425	258
Interest expense	(20,465)	(15,350)
Accretion of debt discount	(58,438)	(174,629)
Total other income (expense)	(74,478)	(189,721)

Net loss	$(649,147)	$(571,824)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	76,498,552	71,708,814

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2018 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2017

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2016	70,069,693	702	11,290,209	(11,051,584)	239,327

Issuance of common stock from the exercise of warrants	4,592,895	46	344,578	-	344,624
Issuance of common stock from the exercise of stock options	102,580	1	(1)	-	-
October 2017 Private Placement units issued	920,000	9	2,299,991	-	2,300,000
July 2017 Private Placement units issued	460,250	4	1,122,606		1,122,610
Stock based compensation due to common stock purchase options	-	-	904,004	-	904,004
Discount on convertible promissory note due to detachable warrants and beneficial conversion feature	-	-	443,286	-	443,286
Net loss for the year ended December 31, 2017	-	-	-	(3,689,338)	(3,689,338)
Balance, December 31, 2017	76,145,418	762	16,404,673	(14,740,922)	1,664,513

Issuance of common stock from the exercise of warrants	569,797	6	109,994	-	110,000
Issuance of common stock from the exercise of stock options	125,307	1	(1)	-	-
Stock based compensation due to common stock purchase options	-	-	122,497	-	122,497
Net loss for the three months ended March 31, 2018	-	-	-	(649,147)	(649,147)
Balance, March 31, 2018	76,840,522	$769	$16,637,163	$(15,390,069)	$1,247,863

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(649,147)	$(571,824)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation	79	79
Stock based compensation expense	122,497	2,994
Accretion of debt discount	58,438	174,629
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(351)	30,295
Increase (decrease) in accounts payable	(86,174)	20,248
Increase (decrease) in accounts payable - related parties	2,814	43,308
Increase (decrease) in interest payable - related parties	20,466	15,244
Increase (decrease) in interest payable	-	105
Increase (decrease) in contract payable	(100,000)	(50,000)
Net cash flows from operating activities	(631,378)	(334,922)

Cash flows from financing activities
Proceeds from exercise of warrants and issuance of common stock	110,000	445,000
Net cash flows from financing activities	110,000	445,000

Increase (decrease) in cash and cash equivalents	(521,378)	110,078

Cash and cash equivalents at beginning of period	2,906,237	418,031

Cash and cash equivalents at end of period	$2,384,859	$528,109

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Discount on convertible promissory note due to detachable warrants and beneficial conversion feature	$-	$443,286

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Organization, Nature and Continuance of Operations, Applicable Accounting Guidance and Earnings (Loss) Per Share

Basis of Presentation

The unaudited financial statements of RenovaCare, Inc. (the “Company”) as of March 31, 2018, and for the three months ended March 31, 2018 and 2017, have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial reporting and include the Company’s wholly-owned subsidiary, RenovaCare Sciences. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017, as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

As of December 31, 2017, the Company had approximately $2,906,000 of cash on hand and current liabilities of $269,000. On February 13, 2018, the Company received $110,000 upon the exercise of 100,000 Series D Warrants. As of March 31, 2018, the Company had approximately $2,385,000 of cash on hand. The Company believes that it currently has sufficient cash to meet its funding requirements over the next year. Therefore, the conditions which initially indicated substantial doubt about the Company’s ability to continue as a going concern have been alleviated.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The Company adopted the guidance under ASU 2017-09 with no material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, to clarify the principles used to recognize revenue for all entities. In March 2016, the FASB issued ASU 2016-08 to further clarify the implementation guidance on principal versus agent considerations. The guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company has determined that the adoption of ASU 2014-09 did not have an impact on the consolidated financial statements.

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

Following is the computation of basic and diluted net loss per share for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(649,147)	$(571,824)
Denominator:
Weighted average number of common shares outstanding	76,498,552	71,708,814
Basic and diluted EPS	$(0.01)	$(0.01)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	357,500	235,000
Warrants	3,011,912	2,343,401
Convertible debt	629,954	643,074
Total shares not included in the computation of diluted losses per share	3,999,366	3,221,475

Note 2. Assets – Intellectual Property

On July 12, 2013, the Company, together with its wholly owned subsidiary, RenovaCare Sciences, entered into an asset purchase agreement (“APA”) with Dr. Jörg Gerlach, MD, PhD, pursuant to which RenovaCare Sciences purchased all of Dr. Gerlach’s rights, title and interest in the CellMistTM System. Acquisition related costs amounted to $52,852 and were capitalized together with the cash payment upon the closing of the transaction in July 2013 of $100,002. Intangible assets amounted to $152,854 at March 31, 2018 and December 31, 2017.

Note 3. Contract Payable

On June 9, 2014, the Company, together with its wholly owned subsidiary, RenovaCare Sciences, entered into an amended asset purchase agreement (the “Amended APA”) with Dr. Jörg Gerlach, MD, PhD, pursuant to which RenovaCare Sciences purchased all of Dr. Gerlach's rights, title and interest in the CellMist™ System. The Amended APA provided for cash payments of $300,000 as partial consideration for the purchase with the final payment due of $100,000 paid on January 24, 2018.

See also “Note 8. Related Party Transactions.”

Note 4. Debt

As of March 31, 2018 and December 31, 2017, the Company had the following outstanding debt balances:

	Issue	Maturity		Debt		Interest
	Date	Date	Principal	Discount	Balance	Payable
As of March 31, 2018:
February 2017 Note as amended	2/23/2017	12/31/2019	$395,000	$-	$395,000	$31,308
September 2016 Note as amended	9/9/2016	12/31/2019	700,000	-	700,000	79,836

As of December 31, 2017:
February 2017 Note as amended	2/23/2017	12/31/2019	$395,000	$(58,438)	$336,562	$24,074
September 2016 Note as amended	9/9/2016	12/31/2019	700,000	-	700,000	66,604
			$1,095,000	$(58,438)	$1,036,562	$90,678

February 2017 Convertible Promissory Notes

Between February 23, 2017 and March 9, 2017, the Company entered into three separate loan agreements containing identical terms (the “February 2017 Loan Agreements”) with Joseph Sierchio (“Sierchio”), an investor (the “Investor”) and Kalen Capital Corporation (“KCC”); KCC is wholly owned by Mr. Harmel S. Rayat, the Company's majority shareholder and Director (collectively, the “Holders”). Pursuant to the terms of the February 2017 Loan Agreements, Sierchio and the Investor each agreed to loan the Company $25,000 ($50,000 total) and KCC agreed to loan the Company $395,000 at an annual interest rate of 7% per year, compounded quarterly. Each loan was evidenced by a convertible promissory note (collectively, the “February 2017 Notes”). The February 2017 Notes, including any interest due thereon, may not be prepaid without the consent of the Holders. The February 2017 Notes were initially due on February 23, 2018, and, beginning on the one month anniversary, can be converted, at the Holders’ sole discretion, into shares of the Company’s common stock at conversion rate equal to the lesser of: (i) $3.45, the closing price of the Company’s common stock on the day prior to the issuance of the February 2017 Notes or (ii) a 20% discount to the average closing price of the Company’s common stock for the five days prior to the date on which the Holder(s) elect to convert the February 2017 Note(s), subject to a floor price of $2.76.

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

The Company calculated the fair value of the Series F Warrants and intrinsic value of the beneficial conversion feature which resulted in a $443,286 discount to the February 2017 Notes which was fully accreted on March 31, 2018.

The February 2017 Loan Agreements provide the Holders with registration rights for all of the shares issuable upon conversion of the February 2017 Notes, including exercise of the Series F Warrants, beginning on the first anniversary of the February 2017 Loan Agreements.

During 2017, the Company repaid the Investor and Sierchio in full, including total note principal of $50,000 and total accrued interest of $1,825.

On January 29, 2018, KCC and the Company entered into an Amendment No. 1 to the February 2017 Note whereby the maturity date of the KCC February Note was extended from February 23, 2018 to December 31, 2019. Except for the extension of the maturity date, the February Note was not otherwise amended and continues in full force and effect.

During the three months ended March 31, 2018, the Company recognized $7,233 of interest expense and $58,438 of accretion related to the debt discount. During the three months ended March 31, 2017, the Company recognized $2,727 of interest expense and $38,959 of accretion related to the debt discount

September 9, 2016 Convertible Promissory Note

On September 9, 2016, the Company entered into a loan agreement (the “Loan Agreement”) with KCC. Pursuant to the terms of the Loan Agreement, KCC loaned the Company $700,000 at an annual interest rate of 7% per year, compounded quarterly, which was evidenced by a convertible promissory note (the “Note”). The Note, including any interest due thereon, may be prepaid at any time without penalty. The Note matured on December 31, 2017, but was extended to December 31, 2019 pursuant to the Amendment No. 1, dated as of January 29, 2018, to the Note. Except for the extension of the maturity date, the Note was not otherwise amended and continues in full force and effect. Beginning on September 9, 2017, the Note became convertible, at KCC’s sole discretion, into shares of our common stock at conversion rate equal to the lesser of: (i) $1.54, the closing price of our common stock on the day prior to the issuance of the Note or (ii) a 20% discount to the average closing price of our common stock for the five days prior to the date on which KCC elects to convert the Note, subject to a floor price of $1.23 per share.

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

The Company calculated the fair value of the Series E Warrant and intrinsic value of the beneficial conversion feature which resulted in a $700,000 discount to the Note which was fully accreted on December 31, 2017.

During the three months ended March 31, 2018 and 2017, the Company recognized $13,232 and $12,345, respectively, of interest expense and $0 and $131,799, respectively, of accretion related to the debt discount.

Note 5. Common Stock and Warrants

Common Stock

At March 31, 2018, the Company had 500,000,000 authorized shares of common stock with a par value of $0.00001 per share, 76,840,522 shares of common stock outstanding and 19,400,765 shares reserved for issuance under the Company’s 2013 Long-Term Incentive Plan (the “2013 Plan”) as adopted and approved by the Company’s Board of Directors (the “Board”) on June 20, 2013 that provides for the grant of stock options to employees, directors, officers and consultants. See “Note 6. Stock Options” for further discussion.

During the three months ended March 31, 2018, the Company had the following common stock related transactions:

•	On February 3, 2018, Thomas Bold, the Company’s President, CEO and Interim Chief Financial Officer exercised options to purchase up to 60,000 shares, on a cashless basis, resulting in the issuance of 44,083 shares of common stock.

•	On February 11, 2018, a consultant exercised options to purchase up to 40,000 shares, on a cashless basis, resulting in the issuance of 17,480 shares of common stock.

•	On February 12, 2018, Dr. Gerlach exercised a Series A Warrant to purchase up to 480,000 shares, on a cashless basis, resulting in the issuance of 457,480 shares of common stock.

•	On February 13, 2018, the Company issued 100,000 shares of common stock, upon the exercise of a Series D Warrant at an exercise price of $1.10 per share resulting in $110,000 of proceeds to the Company.

•	On February 22, 2018, Kenneth Kirkland, a member of the Company’s board of directors, exercised options to purchase up to 50,000 shares, on a cashless basis, resulting in the issuance of 41,033 shares of common stock.

•	On February 22, 2018, Joseph Sierchio, a member of the Company’s board of directors 1) exercised options to purchase up to 37,500 shares, on a cashless basis, resulting in the issuance of 22,711 shares of common stock; 2) exercised a Series F Warrant to purchase up to 7,246 shares, on a cashless basis, resulting in the issuance of 4,899 shares of common stock; and 3) exercised a Series H Warrant to purchase up to 10,000 shares, on a cashless basis, resulting in the issuance of 7,418 shares of common stock.

Warrants

The following table summarizes information about warrants outstanding at March 31, 2018 and December 31, 2017:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted
	March 31,	December 31,	Average Exercise
Description	2018	2017	Price	Expiration
Series A	240,000	720,000	$0.35	July 12, 2019
Series D	810,000	910,000	$1.10	June 5, 2020
Series E	584,416	584,416	$1.54	September 8, 2021
Series F	7,246	14,492	$3.45	February 23, 2022 & March 9, 2022
Series G	460,250	460,250	$2.68	July 21, 2022
Series H	910,000	920,000	$2.75	October 16, 2022
Total	3,011,912	3,609,158

Note 6. Stock Options

On June 20, 2013, the Company’s Board adopted the 2013 Long-Term Incentive Plan and on November 15, 2013, a stockholder owning a majority of the Company’s issued and outstanding stock approved adoption to the 2013 Plan. Pursuant to the terms of the 2013 Plan, an aggregate of 20,000,000 shares of the Company’s common stock are reserved for issuance to the Company’s officers, directors, employees and consultants in order to attract and hire key technical personnel and management. Options granted to employees under the 2013 Plan, including directors and officers who are employees, may be incentive stock options or non-qualified stock options; options granted to others under the 2013 Plan are limited to non-qualified stock options. As of March 31, 2018, there were 19,400,765 shares available for grant.

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

Stock Option Activity

The following table summarizes stock option activity for the three month period ended March 31, 2018 and year ended December 31, 2017:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2016	385,000	1.42
Grants	310,000	4.20
Exercises	(150,000)	1.12
Outstanding at December 31, 2017	545,000	3.09
Exercises	(187,500)	2.86
Outstanding at March 31, 2018	357,500	3.21	8.33 years	716,350
Exercisable at March 31, 2018	202,500	2.76	8.03 years	496,800

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. There were no stock options granted during the three months ended March 31, 2018 or 2017, respectively. During the three months ended March 31, 2018, there were 187,500 options exercised on a cashless basis resulting in the issuance of 125,307 shares of common stock, with an aggregate intrinsic value of $1,126,675. During the three months ended March 31, 2017, there were 150,000 options exercised on a cashless basis resulting in the issuance of 102,582 shares of common stock, with an aggregate intrinsic value of $397,100.

The share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time is expensed ratably over the respective vesting periods. During the three months ended March 31, 2018 and 2017, the Company recognized $122,497 and $2,994, respectively, in share-based compensation related to stock options. As of March 31, 2018, the Company had approximately $50,000 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 1.0 years. Stock-based compensation has been included in the Consolidated Statement of Operations as follows:

	Three Months Ended March 31,
	2018	2017
Research and development	$20,875	$-
General and administrative	101,622	2,994
Total	$122,497	$2,994

The following table summarizes information about stock options outstanding and exercisable at March 31, 2018:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

0.80	10,000	6.38	0.80	10,000	6.38	0.80
1.05	55,000	6.01	1.05	35,000	6.01	1.05
1.25	7,500	7.21	1.25	7,500	7.21	1.25
1.34	7,500	7.25	1.34	7,500	7.25	1.34
1.65	10,000	7.59	1.65	10,000	7.59	1.65
1.70	7,500	7.55	1.70	7,500	7.55	1.70
1.91	20,000	7.96	1.91	20,000	7.96	1.91
2.28	7,500	8.31	2.28	7,500	8.31	2.28
4.20	232,500	9.12	4.20	97,500	9.12	4.20
Total	357,500	8.33	$3.21	202,500	8.03	$2.76

Note 7. Commitments

Effective March 1, 2015, the Company entered into a lease agreement (the “Lease”) in the Pittsburgh Life Sciences Greenhouse at a monthly rate of $750. The Lease was renewed effective March 1, 2016 at a monthly rate of $800 through August 30, 2018. Rent expense for the three months ended March 31, 2018 and 2017 was $2,400 and $2,400, respectively.

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

In connection with the Company’s anticipated regulatory filings, the Company has engaged StemCell Systems GmbH (“StemCell Systems”) to provide it with prototypes and related documents under various agreements. Pursuant to these engagements the Company incurred expenses of $12,015 and $54,000 during the three months ended March 31, 2018 and 2017, respectively. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a principal of StemCell Systems.

On August 1, 2017, the Company and the University of Pittsburgh entered into a Corporate Research Agreement whereby the University of Pittsburgh will perform academic research related to the Company’s technologies in exchange for $171,595. During the three months ended March 31, 2018, the Company paid the University of Pittsburgh $85,798.

See also “Note 8. Related Party Transactions.”

Note 8. Related Party Transactions

As compensation for their service on the Board, Dr. Kirkland and Mr. Sierchio receive an annual retainer of $6,000, payable in equal quarterly installments in arrears.

The law firm of Satterlee Stephens LLP (“Satterlee”), of which Joseph Sierchio, one of the Company’s directors, is a partner, provides counsel to the Company. Mr. Sierchio is the Company’s primary attorney. During the three months ended March 31, 2018 and 2017, the Company recognized $62,887 and $103,151 of fees for legal services billed by firms associated with Mr. Sierchio. At March 31, 2018 and December 31, 2017, the Company’s balance sheet contained a payable to Satterlee in the amount of $57,127 and $30,000, respectively. Mr. Sierchio continues to serve as a director of the Company.

In connection with the Company’s anticipated FDA and other regulatory filings, the Company engaged StemCell Systems to provide it with prototypes and related documents. Pursuant to this engagement the Company incurred expenses of $12,015 and $54,000 during the three months ended March 31, 2018 and 2017, respectively. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a principal of StemCell Systems.

Dr. Gerlach is entitled to payments for consulting services. During the three months ended March 31, 2018 and 2017, the Company recognized expenses related to Dr. Gerlach services of $4,660 and $10,080, respectively. Accounts payable to Dr. Gerlach amounted to $7,020 and $17,640 at March 31, 2018 and December 31, 2017, respectively.

On August 1, 2013, the Company entered into a consulting agreement, as amended on May 1, 2016, with Jatinder Bhogal to provide consulting services to the Company through his wholly owned company, Vector Asset Management, Inc., Mr. Bhogal is an individual owning in excess of 5% of our issued and outstanding shares of common stock. Pursuant to the Consulting Agreement, as amended, Mr. Bhogal received compensation of $20,400 and $20,400 during the three months ended March 31, 2018 and 2017, respectively, in connection with the consulting agreement.

On February 12, 2018, Dr. Gerlach exercised a Series A Warrant to purchase up to 480,000 shares, on a cashless basis, resulting in the issuance of 457,480 shares of common stock.

On February 22, 2018, Kenneth Kirkland, a member of the Company’s board of directors, exercised options to purchase up to 50,000 shares, on a cashless basis, resulting in the issuance of 41,033 shares of common stock.

On February 22, 2018, Joseph Sierchio, a member of the Company’s board of directors 1) exercised options to purchase up to 37,500 shares, on a cashless basis, resulting in the issuance of 22,711 shares of common stock; 2) exercised a Series F Warrant to purchase up to 7,246 shares, on a cashless basis, resulting in the issuance of 4,899 shares of common stock; and 3) exercised a Series H Warrant to purchase up to 10,000 shares, on a cashless basis, resulting in the issuance of 7,418 shares of common stock.

On February 3, 2018, Thomas Bold, the Company’s President, CEO and Interim Chief Financial Officer exercised options to purchase up to 60,000 shares, on a cashless basis, resulting in the issuance of 44,086 shares of common stock.

On August 1, 2017, the Company and the University of Pittsburgh entered into a Corporate Research Agreement whereby the University of Pittsburgh will perform academic research related to the Company’s technologies in exchange for $171,595. During the three months ended March 31, 2018, the Company paid the University of Pittsburgh $85,798 pursuant to the Corporate Research Agreement. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a professor at the University.

Note 9. Subsequent Events

Management has reviewed material events subsequent of the period ended March 31, 2018 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

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

Overview

RenovaCare, Inc. (formerly Janus Resources, Inc.) (together with its wholly owned subsidiary, “RenovaCare” the “Company” “we” “us” and “our”) was incorporated under the laws of the State of Nevada and has an authorized capital of 500,000,000 shares of $0.00001 par value common stock, of which 76,840,522 shares are outstanding as of March 31, 2018, and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

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

Initial hospitalization costs and physicians’ fees for specialized care of a patient with a major burn injury are currently estimated to be $200,000. Overall, costs escalate for major burn cases because of repeated admissions for reconstruction and rehabilitation therapy. In the U.S., current annual estimates show that more than $18 billion is spent on specialized care of patients with major burn injuries (see Church D, Elsayed S, Reid O, Winston B, Lindsay R “Burn wound infections” Clinical Microbiology Reviews 2006;19(2):403–34, available at: http://www.ncbi.nlm.nih.gov/pmc/articles/PMC1471990).

Most burn injuries involve layers of the upper skin, the epidermis. Severe major trauma involves a complete loss of the entire thickness of the skin and often requires major surgery involving split-skin mesh-grafting. Skin grafting is a procedure where healthy skin is removed from one area of the body and transplanted to a wound site.

Our Technology

Our cell isolation methodology is referred to as the CellMistTM process, and our cell deposition device is referred to as the SkinGunTM. We isolate a patient’s stem cells from a small biopsy of the patient’s skin. The stem cells are placed into a liquid solution, which is then filled into a sterile syringe. The syringe is inserted into the SkinGunTM, which then sprays the stem cell-loaded liquid solution into the wound.

The first phase of gathering the patient’s stem cells, creating a liquid solution, and applying the stem cells takes approximately 1.5–2 hours. Within two weeks following the wound treatment procedure, the skin cells fully generate a normal upper skin layer (re-epithelialization), and within months the skin regains its color and texture.

Our cell isolation procedure and the cell spraying are performed on the same day, in an on-site setting. Because the skin cells sprayed using the SkinGunTM are actually the patient’s own cells, the skin that is regenerated looks more natural than artificial skin replacements. During recovery, the skin cells grow into fully functional layers of the skin and the regenerated skin leaves minimal scarring. Additionally, our methods require substantially smaller donor areas than skin grafting, reducing donor area burden such as pain and the risk of complications.

The CellMistTM System remains an experimental, unproven methodology and we continue to evaluate its efficacy. There is no guarantee that we will able to develop a commercially viable product based upon the CellMistTM System and its underlying technology.

Domestic Regulation

Governmental authorities in the U.S., at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, packaging, promotion, storage, advertising, distribution, marketing and export and import of products or devices such as those we are attempting to develop. Our device candidates, to the extent they are developed, will likely be subject to pre-market approval by the FDA prior to their marketing for commercial use in the U.S., and to any approvals required by foreign governmental entities prior to their marketing outside the U.S. In addition, any changes or modifications to a device that has received regulatory clearance or approval that could significantly affect its safety or effectiveness, or would constitute a major change in its intended use, and may require the submission of a new application in the U.S. for pre-market approval, or for foreign regulatory approvals outside the U.S. The process of obtaining foreign approvals, can be expensive, time consuming and uncertain.

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

Results of Operations

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

Operating Expenses

A summary of our operating expense for the three months ended March 31, 2018 and 2017 follows:

	Three Months Ended March 31,		Increase /	Percentage
	2018	2017	(Decrease)	Change
Operating expense
Research and development	$104,236	$79,080	$25,156	32%
General and administrative	347,936	300,029	47,907	16%
Stock compensation	122,497	2,994	119,503	3991%
Total operating expense	$574,669	$382,103	$192,566	50%

Research and Development

Research and development (“R&D”) costs represent costs incurred to develop our CellMistTM System and are incurred pursuant to agreements with third party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred. R&D costs, excluding stock based compensation, increased during the three months ended March 31, 2018 compared to 2017, as a result of the timing of our R&D expenses.

General and Administrative

General and administrative costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. Costs increased during the three months ended March 31, 2018 compared to 2017 due primarily to an increase in investor communications related fees offset by lower personnel costs and professional fees.

Stock Compensation

Expense associated with equity based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock compensation represents the expense associated with the amortization of our stock options. Stock compensation expense increased during the three months ended March 31, 2018 compared to 2017 due to the May 11, 2017 grant of 310,000 stock options with a weighted average grant date fair value of $3.38 per share of which 160,000 vested on the date of grant and expense associated with the remaining options is amortized through May 11, 2018, whereas in 2017 only a single grant of 7,500 options related expense was recognized.

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

Liquidity and Capital Resources

The Company does not have any commercialized products, has not generated any revenue since inception and has sustained recurring losses and negative cash flows since inception. The Company has incurred recurring operating losses since inception of $15,390,069. The Company expects to incur losses as it continues development of its products and technologies. Over the past quarter, the Company has been funded through the sale of equity securities and proceeds from convertible promissory notes. As of March 31, 2018, the Company had $2,384,859 of cash. The Company believes that it currently has sufficient cash to meet its funding requirements over the next year.

Net cash used in operating activities was $631,378 during the three months ended March 31, 2018, compared to net cash used in operating activities of $334,922 during the three months ended March 31, 2017. The increase in cash used in operating activities during the three months ended March 31, 2018 compared to the same period in 2017 is primarily due to an increase in general and administrative and research and development costs, a contractual, $100,000 payment to Dr. Gerlach compared to $50,000 in the prior year and payments against payables in the current year that exceeded similar payments in the prior year.

Net cash provided by financing activities was $110,000 during the three months ended March 31, 2018, compared to $445,000 during the three months ended March 31, 2017. During the three months ended March 31, 2018, the Company received $110,000 from the exercise of 100,000 Series D Warrants at an exercise price of $1.10 compared to $445,000 received pursuant to the February 2017 Notes during the three months ended March 31, 2017.

Fair Value of Financial Instruments and Risks

The carrying value of cash and cash equivalents and accounts payable approximate their fair value because of the short-term nature of these instruments and their liquidity. It is not practical to determine the fair value of the Company’s notes payable and accrued interest due to the complex terms. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Off-balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at March 31, 2018, and the subsequent period to through the date of this report, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements.

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

The Board is responsible for review, approval, or ratification of “related-person transactions” involving RenovaCare, Inc. or its subsidiaries and related persons. Under SEC rules (Section 404 (d) of Regulation S-K), a related person is a director, officer, nominee for director, or 5% stockholder of the company since the beginning of the previous fiscal year, and their immediate family members. RenovaCare, Inc. is required to report any transaction or series of transactions in which the company or a subsidiary is a participant, and a related person has a direct or indirect material interest where the amount involved exceeds the lesser of $120,000 or one percent of the average of the smaller reporting company’s total assets at year end for the last two completed fiscal years.

Other than as disclosed below, during the three months ended March 31, 2018, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

As compensation for their service on the Board, Dr. Kirkland and Mr. Sierchio receive an annual retainer of $6,000, payable in equal quarterly installments in arrears.

The law firm of Satterlee Stephens LLP (“Satterlee”), of which Joseph Sierchio, one of the Company’s directors, is a partner, provides counsel to the Company. Mr. Sierchio is the Company’s primary attorney. During the three months ended March 31, 2018, the Company recognized $62,887 of fees for legal services billed by firms associated with Mr. Sierchio. At March 31, 2018, the Company’s balance sheet contained a payable to Satterlee in the amount of $52,127. Mr. Sierchio continues to serve as a director of the Company.

In connection with the Company’s anticipated FDA and other regulatory filings, the Company engaged StemCell Systems to provide it with prototypes and related documents. Pursuant to this engagement the Company incurred expenses of $12,015 during the three months ended March 31, 2018. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a principal of StemCell Systems.

Dr. Gerlach is entitled to payments for consulting services. During the three months ended March 31, 2018, the Company recognized expenses related to Dr. Gerlach services of $4,660. Accounts payable to Dr. Gerlach amounted to $7,020 at March 31, 2018.

On August 1, 2013, the Company entered into a consulting agreement, as amended on May 1, 2016, with Jatinder Bhogal to provide consulting services to the Company through his wholly owned company, Vector Asset Management, Inc., Mr. Bhogal is an individual owning in excess of 5% of our issued and outstanding shares of common stock. Pursuant to the Consulting Agreement, as amended, Mr. Bhogal received compensation of $20,400 during the three months ended March 31, 2018.

On February 12, 2018, Dr. Gerlach exercised a Series A Warrant to purchase up to 480,000 shares, on a cashless basis, resulting in the issuance of 457,480 shares of common stock.

On February 22, 2018, Kenneth Kirkland, a member of the Company’s board of directors, exercised options to purchase up to 50,000 shares, on a cashless basis, resulting in the issuance of 41,033 shares of common stock.

On February 22, 2018, Joseph Sierchio, a member of the Company’s board of directors 1) exercised options to purchase up to 37,500 shares, on a cashless basis, resulting in the issuance of 22,711 shares of common stock; 2) exercised a Series F Warrant to purchase up to 7,246 shares, on a cashless basis, resulting in the issuance of 4,899 shares of common stock; and 3) exercised a Series H Warrant to purchase up to 10,000 shares, on a cashless basis, resulting in the issuance of 7,418 shares of common stock.

On February 3, 2018, Thomas Bold, the Company’s President, CEO and Interim Chief Financial Officer exercised options to purchase up to 60,000 shares, on a cashless basis, resulting in the issuance of 44,086 shares of common stock.

On February 23, 2017, the Company entered into two of the February 2017 Loan Agreements with Sierchio and KCC pursuant to which Sierchio loaned the Company $25,000 and KCC loaned $395,000 at an interest rate of 7%. On October 19, 2017, the Company repaid the Sierchio in full. The remaining note with KCC was amended on January 29, 2018 to extend the maturity date to December 31, 2019.

On August 1, 2017, the Company and the University of Pittsburgh entered into a Corporate Research Agreement whereby the University of Pittsburgh will perform academic research related to the Company’s technologies in exchange for $171,595. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a professor at the University. During the three months ended March 31, 2018, the Company paid the University of Pittsburgh $85,798 pursuant to the Corporate Research Agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the three month period ended March 31, 2018, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer ("CEO") of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO has concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes to internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On or about April 11, 2017, we received from Avita Medical Limited a paper copy of what was labeled a Petition For Inter Partes Review purporting to challenge the validity of the claims in U.S. Patent No. 9,610,430 (the before the PTAB of the U.S. Patent & Trademark Office.

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

On February 13, 2018, the Company issued 100,000 shares of common stock, upon the exercise of a Series D Warrant at an exercise price of $1.10 per share resulting in $110,000 of proceeds to the Company.

On February 22, 2018, Kenneth Kirkland, a member of the Company’s board of directors, exercised options to purchase up to 50,000 shares, on a cashless basis, resulting in the issuance of 41,033 shares of common stock.

On February 22, 2018, Joseph Sierchio, a member of the Company’s board of directors 1) exercised options to purchase up to 37,500 shares, on a cashless basis, resulting in the issuance of 22,711 shares of common stock; 2) exercised a Series F Warrant to purchase up to 7,246 shares, on a cashless basis, resulting in the issuance of 4,899 shares of common stock; and 3) exercised a Series H Warrant to purchase up to 10,000 shares, on a cashless basis, resulting in the issuance of 7,418 shares of common stock.

The issuance of common stock was completed pursuant to the exemptions from registration provided by, among others, Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and the provisions of Regulation D and Regulation S as promulgated under the Securities Act. The Company intends to use the proceeds from the Series D Warrant exercise for working capital and general corporate purposes.

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

4.6	Series E Stock Purchase Warrant dated September 9, 2016; incorporated by reference and included in the Company’s Form 8-K filed on September 16, 2016, SEC file number 000-30156-161888353
4.7	Form of Convertible Promissory Note dated February 23, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 1, 2017, SEC file number 000-30156-17654590
4.8	Form of Series F Stock Purchase Warrant dated February 23, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 1, 2017, SEC file number 000-30156-17654590
4.9	Convertible Promissory Note dated March 9, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 14, 2017, SEC file number 000-30156-17686968
4.10	Form of Series G Stock Purchase Warrant dated July 21, 2017; incorporated by reference and included in the Company’s Form 8-K filed on July 24, 2017, SEC file number 000-30156-17978114
4.11	Form of Series H Stock Purchase Warrant dated October 16, 2017; incorporated by reference and included in the Company’s Form 8-K filed on October 18, 2017, SEC file number 000-30156-171141509
4.12	Form of Subscription Agreement dated July 21, 2017; incorporated by reference and included in the Company’s Form 8-K filed on July 24, 2017, SEC file number 000-30156-17978114
4.13	Form of Securities Purchase Agreement dated October 16, 2017; incorporated by reference and included in the Company’s Form 8-K filed on October 18, 2017, SEC file number 000-30156-171141509
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
10.4

Finder's Agreement dated August 13, 2013, between Vector Asset Management, Inc. and the Company, incorporated by reference and included in the Company's Form 10-Q filed on August 14, 2013, SEC file number 000-30156-13109753

10.5

At-Will Executive Services Agreement dated October 1, 2013, between Rhonda B. Rosen and the Company, incorporated by reference and included in the Company's Form 10-Q filed on November 14, 2013, SEC file number 000- 30156-13129717

27

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

10.12

Option Agreement dated May 1, 2015 between Jörg Gerlach, MD, PhD and the Company, incorporated by reference and included in the Company’s Form 8-K filed on May 5, 2015; SEC file number 000-30156-158333270.

10.13	Form of Subscription Agreement, incorporated by reference and included in the Company’s Form 8-K filed on June 10, 2015, SEC file number 000-30156-15923671.
10.14	Loan Agreement between Kalen Capital Corporation and the Company; incorporated by reference and included in the Company’s Form 8-K filed on September 16, 2016, SEC file number 000-30156-161888353
10.15	Form of Loan Agreement dated February 23, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 1, 2017, SEC file number 000-30156-17654590
10.16	Loan Agreement dated March 9, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 14, 2017, SEC file number 000-30156-17686968
10.17

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

10.19	Form of Subscription Agreement dated July 21, 2017; incorporated by reference and included in the Company’s Form 8-K filed on July 24, 2017, SEC file number 000-30156-17978114
10.20	Form of Securities Purchase Agreement dated October 16, 2017; incorporated by reference and included in the Company’s Form 8-K filed on October 18, 2017, SEC file number 000-30156-171141509
10.21

January 29, 2018 Amendment to Convertible Promissory Note dated February 23, 2017; incorporated by reference and included in the Company’s Form 10-K filed on March 13, 2018, SEC file number 000-30156-18686314

10.22

January 29, 2018 Amendment to Convertible Promissory Note dated September 9, 2016; incorporated by reference and included in the Company’s Form 10-K filed on March 13, 2018, SEC file number 000-30156-18686314

10.23	Corporate Research Agreement dated August 1, 2017; incorporated by reference and included in the Company’s Form 10-K filed on March 13, 2018, SEC file number 000-30156-18686314
10.24

Amendment to Consulting Agreement dated May 1, 2016 between Vector Asset Management, Inc. and the Company; incorporated by reference and included in the Company’s Form 10-K filed on March 13, 2018, SEC file number 000-30156-18686314

10.25	January 29, 2018 First Amendment to Loan Agreement dated February 23, 2017
10.26	January 29, 2018 First Amendment to Loan Agreement dated September 9, 2016
14.1	Code of Ethics, incorporated by reference and included in the Company’s Form 10-K file on April 15, 2009, SEC file number 000-30156-09750383.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	2013 Long-Term Incentive Plan, incorporated by reference and included in the Company’s Form 8-K filed on June 26, 2013, SEC file number 000-30156-13933444.

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension - Schema Document**
101.CAL	XBRL Taxonomy Extension - Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension - Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension - Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension - Presentation Linkbase Document**

_______________

*	Filed herewith.

†

Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

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

RenovaCare, Inc. (Registrant)

Date: May 14, 2018	By:	/s/ Thomas Bold
	Name:	Thomas Bold
	Title:	Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

