Form 10-Q
period 2018-06-30
RenovaCare, Inc.
filed 2018-08-09
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-30156

RENOVACARE, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0384030
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

9375 E. Shea Blvd., Suite 107-A

Scottsdale, AZ 85260

(Address of principal executive offices)

888-398-0202

(Registrant's telephone number, including area code)

Pittsburgh Life Sciences Greenhouse, 2425 Sidney Street, Pittsburgh, PA 15203

(Former name, former address and former fiscal year, if changed since last report)

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

As of August 7, 2018, the registrant had 76,840,522 shares of its common stock, par value $0.00001 per share, issued and outstanding.

RENOVACARE, INC.

  FORM 10-Q

For The Quarter Ended June 30, 2018

PART I

Item 1. Financial Statements

RENOVACARE, INC

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2018 AND DECEMBER 31, 2017

	June 30,	December 31,
	2018	2017
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$1,953,490	$2,906,237
Prepaid expenses	32,567	750
Total current assets	1,986,057	2,906,987

Equipment, net of accumulated depreciation of $528 and $370, respectively	423	581
Intangible assets	152,854	152,854
Total assets	$2,139,334	$3,060,422

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$11,441	$107,336
Accounts payable - related parties	70,667	61,333
Contract payable	-	100,000
Total current liabilities	82,108	268,669

Interest payable to related parties	132,193	90,678
Convertible promissory notes payable to related party, net of discount of $0 and $58,438, respectively	1,095,000	1,036,562
Total liabilities	1,309,301	1,395,909

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.00001 par value; 500,000,000 shares authorized, 76,840,522 and 76,145,418 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	769	762
Additional paid-in capital	16,684,812	16,404,673
Retained deficit	(15,855,548)	(14,740,922)
Total stockholders' equity	830,033	1,664,513
Total liabilities and stockholders' equity	$2,139,334	$3,060,422

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$-	$-	$-	$-

Operating expense
Research and development	108,207	144,885	233,318	223,965
General and administrative	341,223	861,393	790,781	1,164,416
Total operating expense	449,430	1,006,278	1,024,099	1,388,381

Loss from operations	(449,430)	(1,006,278)	(1,024,099)	(1,388,381)

Other income (expense)
Interest income	5,001	199	9,426	457
Interest expense	(21,050)	(20,516)	(41,515)	(35,866)
Accretion of debt discount	-	(243,781)	(58,438)	(418,410)
Total other income (expense)	(16,049)	(264,098)	(90,527)	(453,819)

Net loss	$(465,479)	$(1,270,376)	$(1,114,626)	$(1,842,200)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.02)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	76,840,522	74,653,184	76,668,585	73,174,724

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2017

	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2016	70,069,693	$702	$11,290,209	$(11,051,584)	$239,327

Issuance of common stock from the exercise of warrants	4,592,895	46	344,578	-	344,624
Issuance of common stock from the exercise of stock options	102,580	1	(1)	-	-
October 2017 Private Placement units issued	920,000	9	2,299,991	-	2,300,000
July 2017 Private Placement units issued	460,250	4	1,122,606		1,122,610
Stock based compensation due to common stock purchase options	-	-	904,004	-	904,004
Discount on convertible promissory note due to detachable warrants and beneficial conversion feature	-	-	443,286	-	443,286
Net loss for the year ended December 31, 2017	-	-	-	(3,689,338)	(3,689,338)
Balance, December 31, 2017	76,145,418	762	16,404,673	(14,740,922)	1,664,513

Issuance of common stock from the exercise of warrants	569,797	6	109,994	-	110,000
Issuance of common stock from the exercise of stock options	125,307	1	(1)	-	-
Stock based compensation due to common stock purchase options	-	-	170,146	-	170,146
Net loss for the six months ended June 30, 2018	-	-	-	(1,114,626)	(1,114,626)
Balance, June 30, 2018	76,840,522	$769	$16,684,812	$(15,855,548)	$830,033

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

	Six Months Ended
	June 30,
	2018	2017
Net loss	$(1,114,626)	$(1,842,200)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation	159	158
Stock based compensation expense	170,146	620,872
Accretion of debt discount	58,438	418,410
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(31,818)	8,489
Increase (decrease) in accounts payable	(95,895)	11,475
Increase (decrease) in accounts payable - related parties	9,334	32,216
Increase (decrease) in interest payable - related parties	41,515	35,322
Increase (decrease) in interest payable	-	544
Increase (decrease) in contract payable	(100,000)	(50,000)
Net cash flows from operating activities	(1,062,747)	(764,714)

Cash flows from financing activities
Proceeds from exercise of warrants and issuance of common stock	110,000	344,624
Proceeds from the issuance of convertible promissory notes	-	445,000
Net cash flows from financing activities	110,000	789,624

Increase (decrease) in cash and cash equivalents	(952,747)	24,910

Cash and cash equivalents at beginning of period	2,906,237	418,031

Cash and cash equivalents at end of period	$1,953,490	$442,941

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Discount on convertible promissory note due to detachable warrants and beneficial conversion feature	$-	$443,286

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Organization, Nature and Continuance of Operations, Recent Accounting Pronouncements and Earnings (Loss) Per Share

Basis of Presentation

The unaudited financial statements of RenovaCare, Inc. (the “Company”) as of June 30, 2018, and for the three and six months ended June 30, 2018 and 2017, have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial reporting and include the Company’s wholly-owned subsidiary, RenovaCare Sciences. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017, as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

As of December 31, 2017, the Company had approximately $2,906,000 of cash on hand and current liabilities of $269,000. On February 13, 2018, the Company received $110,000 upon the exercise of 100,000 Series D Warrants. As of June 30, 2018, the Company had approximately $1,953,000 of cash on hand. The Company believes that it currently has sufficient cash to meet its funding requirements over the next year. Therefore, the conditions which initially indicated substantial doubt about the Company’s ability to continue as a going concern have been alleviated.

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

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company has determined that the adoption of ASU 2017-11 will currently have no impact on its consolidated financial statements.

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

Following is the computation of basic and diluted net loss per share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(465,479)	$(1,270,376)	$(1,114,626)	$(1,842,200)
Denominator:
Weighted average number of common shares outstanding	76,840,522	74,653,184	76,668,585	73,174,724
Basic and diluted EPS	$(0.01)	$(0.02)	$(0.01)	$(0.03)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	357,500	545,000	357,500	545,000
Warrants	3,011,912	2,228,908	3,011,912	2,228,908
Convertible debt	670,757	633,656	670,757	633,656
Total shares not included in the computation of diluted losses per share	4,040,169	3,407,564	4,040,169	3,407,564

Note 2. Assets – Intellectual Property

On July 12, 2013, the Company, together with its wholly owned subsidiary, RenovaCare Sciences, entered into an asset purchase agreement (“APA”) with Dr. Jörg Gerlach, MD, PhD, pursuant to which RenovaCare Sciences purchased all of Dr. Gerlach’s rights, title and interest in the CellMistTM System. Acquisition related costs amounted to $52,852 and were capitalized together with the cash payment upon the closing of the transaction in July 2013 of $100,002. Intangible assets amounted to $152,854 at June 30, 2018 and December 31, 2017.

Note 3. Contract Payable

On June 9, 2014, the Company, together with its wholly owned subsidiary, RenovaCare Sciences, entered into an amended asset purchase agreement (the “Amended APA”) with Dr. Jörg Gerlach, MD, PhD, pursuant to which RenovaCare Sciences purchased all of Dr. Gerlach's rights, title and interest in the CellMistTM System. The Amended APA provided for cash payments of $300,000 as partial consideration for the purchase with the final payment due of $100,000 paid on January 24, 2018.

See also “Note 8. Related Party Transactions.”

Note 4. Debt

As of June 30, 2018 and December 31, 2017, the Company had the following outstanding debt balances:

	Issue	Maturity		Debt		Interest
	Date	Date	Principal	Discount	Balance	Payable
As of June 30, 2018:
February 2017 Note as amended	2/23/2017	12/31/2019	$395,000	$-	$395,000	$38,747
September 2016 Note as amended	9/9/2016	12/31/2019	700,000	-	700,000	93,446
			$1,095,000	$-	$1,095,000	$132,193
As of December 31, 2017:
February 2017 Note as amended	2/23/2017	12/31/2019	$395,000	$(58,438)	$336,562	$24,074
September 2016 Note as amended	9/9/2016	12/31/2019	700,000	-	700,000	66,604
			$1,095,000	$(58,438)	$1,036,562	$90,678

February 2017 Convertible Promissory Notes

Between February 23, 2017 and March 9, 2017, the Company entered into three separate loan agreements containing identical terms (the “February 2017 Loan Agreements”) with Joseph Sierchio (“Sierchio”), an investor (the “Investor”) and Kalen Capital Corporation (“KCC”); KCC is wholly owned by Mr. Harmel S. Rayat, the Company's majority shareholder and Chairman and CEO (collectively, the “Holders”). Pursuant to the terms of the February 2017 Loan Agreements, Sierchio and the Investor each agreed to loan the Company $25,000 ($50,000 total) and KCC agreed to loan the Company $395,000 at an annual interest rate of 7% per year, compounded quarterly. Each loan was evidenced by a convertible promissory note (collectively, the “February 2017 Notes”). The February 2017 Notes, including any interest due thereon, may not be prepaid without the consent of the Holders. The February 2017 Notes were initially due on February 23, 2018, and, beginning on the one month anniversary, can be converted, at the Holders’ sole discretion, into shares of the Company’s common stock at conversion rate equal to the lesser of: (i) $3.45, the closing price of the Company’s common stock on the day prior to the issuance of the February 2017 Notes or (ii) a 20% discount to the average closing price of the Company’s common stock for the five days prior to the date on which the Holder(s) elect to convert the February 2017 Note(s), subject to a floor price of $2.76.

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

During the three months ended June 30, 2018 and 2017, the Company recognized $7,440 and $7,819, respectively, of interest expense. During the six months ended June 30, 2018 and 2017, the Company recognized $14,673 and $10,824, respectively, of interest expense. During the three months ended June 30, 2018 and 2017, the Company recognized $0 and $110,517, respectively, of accretion related to the debt discount. During the six months ended June 30, 2018 and 2017, the Company recognized $58,438 and $153,347, respectively, of accretion related to the debt discount.

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

During the three months ended June 30, 2018 and 2017, the Company recognized $13,610 and $12,698, respectively, of interest expense. During the six months ended June 30, 2018 and 2017, the Company recognized $26,842 and $25,042, respectively, of interest expense. During the three months ended June 30, 2018 and 2017, the Company recognized $0 and $133,264, respectively, of accretion related to the debt discount. During the six months ended June 30, 2018 and 2017, the Company recognized $0 and $265,063, respectively, of accretion related to the debt discount.

Note 5. Common Stock and Warrants

Common Stock

At June 30, 2018, the Company had 500,000,000 authorized shares of common stock with a par value of $0.00001 per share, 76,840,522 shares of common stock outstanding and 19,400,765 shares reserved for issuance under the Company’s 2013 Long-Term Incentive Plan (the “2013 Plan”) as adopted and approved by the Company’s Board of Directors (the “Board”) on June 20, 2013 that provides for the grant of stock options to employees, directors, officers and consultants. See “Note 6. Stock Options” for further discussion.

During the six months ended June 30, 2018, the Company had the following common stock related transactions:

•	On February 3, 2018, Thomas Bold, the Company’s President, CEO and Interim Chief Financial Officer exercised options to purchase up to 60,000 shares, on a cashless basis, resulting in the issuance of 44,083 shares of common stock.

•	On February 11, 2018, a consultant exercised options to purchase up to 40,000 shares, on a cashless basis, resulting in the issuance of 17,480 shares of common stock.

•	On February 12, 2018, Dr. Gerlach exercised a Series A Warrant to purchase up to 480,000 shares, on a cashless basis, resulting in the issuance of 457,480 shares of common stock.

•	On February 13, 2018, the Company issued 100,000 shares of common stock, upon the exercise of a Series D Warrant at an exercise price of $1.10 per share resulting in $110,000 of proceeds to the Company.

•	On February 22, 2018, Kenneth Kirkland, a member of the Company’s board of directors, exercised options to purchase up to 50,000 shares, on a cashless basis, resulting in the issuance of 41,033 shares of common stock.

•	On February 22, 2018, Joseph Sierchio, a member of the Company’s board of directors 1) exercised options to purchase up to 37,500 shares, on a cashless basis, resulting in the issuance of 22,711 shares of common stock; 2) exercised a Series F Warrant to purchase up to 7,246 shares, on a cashless basis, resulting in the issuance of 4,899 shares of common stock; and 3) exercised a Series H Warrant to purchase up to 10,000 shares, on a cashless basis, resulting in the issuance of 7,418 shares of common stock.

Warrants

The following table summarizes information about warrants outstanding at June 30, 2018 and December 31, 2017:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted
Description	June 30,	December 31,	Average Exercise Price	Expiration
	2018	2017
Series A	240,000	720,000	$0.35	July 12, 2019
Series D	810,000	910,000	$1.10	June 5, 2020
Series E	584,416	584,416	$1.54	September 8, 2021
Series F	7,246	14,492	$3.45	February 23, 2022 & March 9, 2022
Series G	460,250	460,250	$2.68	July 21, 2022
Series H	910,000	920,000	$2.75	October 16, 2022
Total	3,011,912	3,609,158

Note 6. Stock Options

On June 20, 2013, the Company’s Board adopted the 2013 Long-Term Incentive Plan and on November 15, 2013, a stockholder owning a majority of the Company’s issued and outstanding stock approved adoption to the 2013 Plan. Pursuant to the terms of the 2013 Plan, an aggregate of 20,000,000 shares of the Company’s common stock are reserved for issuance to the Company’s officers, directors, employees and consultants in order to attract and hire key technical personnel and management. Options granted to employees under the 2013 Plan, including directors and officers who are employees, may be incentive stock options or non-qualified stock options; options granted to others under the 2013 Plan are limited to non-qualified stock options. As of June 30, 2018, there were 19,400,765 shares available for grant.

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

Stock Option Activity

The following table summarizes stock option activity for the six month period ended June 30, 2018 and year ended December 31, 2017:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2016	385,000	1.42
Grants	310,000	4.20
Exercises	(150,000)	1.12
Outstanding at December 31, 2017	545,000	3.09
Exercises	(187,500)	2.86
Outstanding at June 30, 2018	357,500	3.21	8.08 years	311,525
Exercisable at June 30, 2018	347,500	3.27	8.14 years	283,525

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. There were no stock options granted during the six months ended June 30, 2018. There were 310,000 stock options granted during the six months ended June 30, 2017 with a weighted-average grant date fair value of $3.38. During the six months ended June 30, 2018, there were 187,500 options exercised on a cashless basis resulting in the issuance of 125,307 shares of common stock, with an aggregate intrinsic value of $1,126,675. During the six months ended June 30, 2017, there were 150,000 options exercised on a cashless basis resulting in the issuance of 102,582 shares of common stock, with an aggregate intrinsic value of $397,100.

The share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time is expensed ratably over the respective vesting periods. During the three months ended June 30, 2018 and 2017, the Company recognized $47,649 and $617,878, respectively, in share-based compensation related to stock options. During the six months ended June 30, 2018 and 2017, the Company recognized $170,146 and $620,872, respectively, in share-based compensation related to stock options.

As of June 30, 2018, the Company had approximately $1,248 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 0.75 years. Stock-based compensation has been included in the Consolidated Statement of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$7,091	$64,790	$27,966	$64,790
General and administrative	40,558	553,088	142,180	556,082
Total	$47,649	$617,878	$170,146	$620,872

The following table summarizes information about stock options outstanding and exercisable at June 30, 2018:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
0.80	10,000	6.13	0.80	10,000	6.13	0.80
1.05	55,000	5.76	1.05	45,000	5.76	1.05
1.25	7,500	6.96	1.25	7,500	6.96	1.25
1.34	7,500	7.01	1.34	7,500	7.01	1.34
1.65	10,000	7.34	1.65	10,000	7.34	1.65
1.70	7,500	7.30	1.70	7,500	7.30	1.70
1.91	20,000	7.71	1.91	20,000	7.71	1.91
2.28	7,500	8.06	2.28	7,500	8.06	2.28
4.20	232,500	8.87	4.20	232,500	8.87	4.20
Total	357,500	8.08	$3.21	347,500	8.14	$3.27

Note 7. Commitments

Effective March 1, 2015, the Company entered into a lease agreement (the “Lease”) in the Pittsburgh Life Sciences Greenhouse at a monthly rate of $750. The Lease was renewed effective March 1, 2016 at a monthly rate of $800 through August 30, 2018. Rent expense for the three months ended June 30, 2018 and 2017 was $2,400 and $2,400, respectively. Rent expense for the six months ended June 30, 2018 and 2017 was $4,800 and $4,800, respectively

In connection with the Company’s anticipated regulatory filings, the Company has engaged StemCell Systems GmbH (“StemCell Systems”) to provide it with prototypes and related documents under various agreements. Pursuant to these engagements the Company incurred expenses of $13,169 and $52,830 during the three months ended June 30, 2018 and 2017, respectively, and $25,184 and $106,830 during the six months ended June 30, 2018 and 2017, respectively. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a principal of StemCell Systems.

On August 1, 2017, the Company and the University of Pittsburgh entered into a Corporate Research Agreement whereby the University of Pittsburgh will perform academic research related to the Company’s technologies in exchange for $171,595. During the three and six months ended June 30, 2018, the Company expensed $42,899 and $85,798, respectively, pursuant to the Corporate Research Agreement. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a professor at the University.

See also “Note 8. Related Party Transactions.”

Note 8. Related Party Transactions

As compensation for their service on the Board, Dr. Kirkland and Mr. Sierchio receive an annual retainer of $6,000, payable in equal quarterly installments in arrears. The Chairman of the Board receives $1 per year.

Effective July 1, 2018, Joseph Sierchio resigned his position as a Company director. The law firm of Satterlee Stephens LLP (“Satterlee”), of which Joseph Sierchio is a partner, provides counsel to the Company. Mr. Sierchio will continue to be the Company’s primary attorney. During the three months ended June 30, 2018 and 2017, the Company recognized $96,415 and $77,537 of fees for legal services billed by Satterlee. During the six months ended June 30, 2018 and 2017, the Company recognized $159,362 and $180,668 of fees for legal services billed by Satterlee. At June 30, 2018 and December 31, 2017, accounts payable to Satterlee amounted to $60,000 and $30,000, respectively.

In connection with the Company’s anticipated FDA and other regulatory filings, the Company engaged StemCell Systems to provide it with prototypes and related documents. Pursuant to this engagement the Company incurred expenses of $13,169 and $52,830 during the three months ended June 30, 2018 and 2017, respectively, and $25,184 and $106,830 during the six months ended June 30, 2018 and 2017, respectively. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a principal of StemCell Systems.

Dr. Gerlach is entitled to payments for consulting services. During the three months ended June 30, 2018 and 2017, the Company recognized expenses related to Dr. Gerlach services of $8,000 and $8,460, respectively. During the six months ended June 30, 2018 and 2017, the Company recognized expenses related to Dr. Gerlach services of $15,020 and $18,540, respectively. Accounts payable to Dr. Gerlach amounted to $8,000 and $17,640 at June 30, 2018 and December 31, 2017, respectively.

On August 1, 2013, the Company entered into a consulting agreement, as amended on May 1, 2016, with Jatinder Bhogal, an individual owning in excess of 5% of our issued and outstanding shares of common stock, to provide consulting services to the Company through his wholly owned company, Vector Asset Management, Inc. (“VAM”). Pursuant to the consulting agreement Vector assisted the Company with identifying subject matter experts in the medical device and biotechnology industries and assisted the Company with its ongoing research, development and eventual commercialization of its Regeneration Technology. Pursuant to the amendment the monthly consulting fee was increased to $6,800 from $5,000. On June 22, 2018, the Company and VAM entered into an Executive Consulting Agreement (“ECA”) whereby Mr. Bhogal will serve as the Company’s Chief Operating Officer. The ECA supersedes the prior consulting agreement. Pursuant to the ECA, VAM will receive compensation of $120,000 per year. During the three months ended June 30, 2018 and 2017, the Company recognized $23,067 and $20,400, respectively for consulting services provided by VAM. During the six months ended June 30, 2018 and 2017, the Company recognized $43,467 and $40,800, respectively for consulting services provided by VAM.

On February 12, 2018, Dr. Gerlach exercised a Series A Warrant to purchase up to 480,000 shares, on a cashless basis, resulting in the issuance of 457,480 shares of common stock.

On February 22, 2018, Kenneth Kirkland, a member of the Company’s board of directors, exercised options to purchase up to 50,000 shares, on a cashless basis, resulting in the issuance of 41,033 shares of common stock.

On February 22, 2018, Mr. Sierchio, a member of the Company’s board of directors until his resignation effective July 1, 2018, 1) exercised options to purchase up to 37,500 shares, on a cashless basis, resulting in the issuance of 22,711 shares of common stock; 2) exercised a Series F Warrant to purchase up to 7,246 shares, on a cashless basis, resulting in the issuance of 4,899 shares of common stock; and 3) exercised a Series H Warrant to purchase up to 10,000 shares, on a cashless basis, resulting in the issuance of 7,418 shares of common stock.

On February 3, 2018, Thomas Bold, the Company’s President, CEO and Interim Chief Financial Officer exercised options to purchase up to 60,000 shares, on a cashless basis, resulting in the issuance of 44,086 shares of common stock.

On August 1, 2017, the Company and the University of Pittsburgh entered into a Corporate Research Agreement whereby the University of Pittsburgh will perform academic research related to the Company’s technologies in exchange for $171,595. During the three and six months ended June 30, 2018, the Company expensed $42,899 and $85,798, respectively, pursuant to the Corporate Research Agreement. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a professor at the University.

Note 9. Subsequent Events

Management has reviewed material events subsequent of the period ended June 30, 2018 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

Subsequent to quarter end, the Company was offered executive office space located at 9375 E. Shea Blvd., Suite 107-A, Scottsdale, AZ 85260 for consideration of $1 per year. The executive office space is owned indirectly by Harmel S. Rayat, the Company’s majority shareholder and Chairman.

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

Overview

RenovaCare, Inc. (formerly Janus Resources, Inc.) (together with its wholly owned subsidiary, “RenovaCare” the “Company” “we” “us” and “our”) was incorporated under the laws of the State of Nevada and has an authorized capital of 500,000,000 shares of $0.00001 par value common stock, of which 76,840,522 shares are outstanding as of June 30, 2018, and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

Our principal executive offices are located at 9375 E. Shea Blvd., Suite 107-A, Scottsdale, AZ 85260. Our telephone number is (888) 398-0202.

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

Premarket Approval

We may be required to file for premarket approval (“PMA”) for the SkinGunTM or any other device that we commercialize if it is deemed a Class III medical device. PMA is the FDA process of scientific and regulatory review to evaluate the safety and effectiveness of Class III medical devices. Class III devices are those that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury. Due to the level of risk associated with Class III devices, the FDA has determined that general and special controls alone are insufficient to assure the safety and effectiveness of class III devices. Therefore, these devices require a PMA application under section 515 of the Federal Food, Drug and Cosmetic Act in order to obtain marketing clearance.

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

Competition

The biotechnology, medical device, and wound care industries are characterized by intense competition, rapid product development and technological change. Our CellMistTM System competes with a variety of companies in the wound care markets, many of which offer substantially different treatments for similar problems. Currently Avita Medical Limited is evaluating the efficacy of ReCell, a cell spray device and a cell isolation procedure for autologous cells. Integra Lifesciences Holding Corp. sells Integra Dermal Regeneration Template, which does not use autologous cells, but instead uses an animal-derived intercellular matrix with an artificial waterproof barrier. Other competitors include: MiMedx Group, Inc.; Kinetic Concepts Inc.; Fibrocell Science, Inc.; PolarityTE, Inc.; Shire Plc and Organogenesis, Inc.

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

Results of Operations

Three and Six Months Ended June 30, 2018 Compared with the Three and Six Months Ended June 30, 2017

Operating Expenses

A summary of our operating expense for the three and six months ended June 30, 2018 and 2017 follows:

	Three Months Ended June 30,		Increase /	Percentage
	2018	2017	(Decrease)	Change
Operating expense
Research and development	$101,117	$80,095	$21,022	26%
General and administrative	300,664	308,305	(7,641)	-2%
Stock compensation	47,649	617,878	(570,229)	-92%
Total operating expense	$449,430	$1,006,278	$(556,848)	-55%

	Six Months Ended June 30,		Increase /	Percentage
	2018	2017	(Decrease)	Change
Operating expense
Research and development	$205,352	$159,175	$46,177	29%
General and administrative	648,601	608,334	40,267	7%
Stock compensation	170,146	620,872	(450,726)	-73%
Total operating expense	$1,024,099	$1,388,381	$(364,282)	-26% %

Research and Development

Research and development (“R&D”) costs represent costs incurred to develop our CellMistTM System and are incurred pursuant to agreements with third party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred. R&D costs, excluding stock based compensation, increased during the three and six months ended June 30, 2018 compared to 2017, as a result of the timing of our R&D expenses.

General and Administrative

General and administrative costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. Costs decreased during the three months ended June 30, 2018 compared to 2017 due primarily to an increase in legal fees offset by decreased investor communications related fees and IP related fees. Costs increased during the six months ended June 30, 2018 compared to 2017 due primarily to an increase in investor communications related fees and legal fees offset by decreased IP related costs.

Stock Compensation

Expense associated with equity based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock compensation represents the expense associated with the amortization of our stock options. Stock compensation expense decreased during the three and six months ended June 30, 2018 compared to 2017 due to the May 11, 2017 grant of 310,000 stock options with a weighted average grant date fair value of $3.38 per share of which 160,000 vested on the date of grant and expense associated with the remaining options was amortized ratably through the one year vesting period through May 11, 2018.

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

Liquidity and Capital Resources

The Company does not have any commercialized products, has not generated any revenue since inception and has sustained recurring losses and negative cash flows since inception. The Company has incurred recurring operating losses since inception of $15,855,548. The Company expects to incur losses as it continues development of its products and technologies. To date, the Company has been funded through the sale of equity securities and proceeds from convertible promissory notes. As of June 30, 2018, the Company had $1,953,490 of cash. The Company believes that it currently has sufficient cash to meet its funding requirements over the next year.

Net cash used in operating activities was $1,062,747 during the six months ended June 30, 2018, compared to net cash used in operating activities of $764,714 during the six months ended June 30, 2017. The increase in cash used in operating activities during the six months ended June 30, 2018 compared to the same period in 2017 is primarily due to an increase in general and administrative and research and development costs, a contractual, $100,000 payment to Dr. Gerlach compared to $50,000 in the prior year and payments against payables in the current year that exceeded similar payments in the prior year.

Net cash provided by financing activities was $110,000 during the six months ended June 30, 2018, compared to $789,624 during the six months ended June 30, 2017. During the six months ended June 30, 2018, the Company received $110,000 from the exercise of 100,000 Series D Warrants at an exercise price of $1.10 compared to $445,000 received pursuant to the February 2017 Notes and $344,624 from the exercise of 114,493 Series F Warrants at an exercise price of $3.01 during the six months ended June 30, 2017.

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

Off-balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at June 30, 2018, and the subsequent period to through the date of this report, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements.

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

Other than as disclosed below, during the six months ended June 30, 2018, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

As compensation for their service on the Board, Dr. Kirkland and Mr. Sierchio receive an annual retainer of $6,000, payable in equal quarterly installments in arrears. The Chairman of the Board received compensation of $1 per year.

Effective July 1, 2018, Joseph Sierchio resigned his position as a Company director. The law firm of Satterlee Stephens LLP (“Satterlee”), of which Joseph Sierchio is a partner, provides counsel to the Company. Mr. Sierchio will continue to be the Company’s primary attorney. During the three months ended June 30, 2018 and 2017, the Company recognized $96,415 and $77,537 of fees for legal services billed by Satterlee. During the six months ended June 30, 2018 and 2017, the Company recognized $159,402 and $180,668 of fees for legal services billed by Satterlee. At June 30, 2018 and December 31, 2017, the Company’s balance sheet contained a payable to Satterlee in the amount of $60,000 and $30,000, respectively.

In connection with the Company’s anticipated FDA and other regulatory filings, the Company engaged StemCell Systems to provide it with prototypes and related documents. Pursuant to this engagement the Company incurred expenses of $13,169 and $52,830 during the three months ended June 30, 2018 and 2017, respectively, and $25,184 and $106,830 during the six months ended June 30, 2018 and 2017, respectively. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a principal of StemCell Systems.

Dr. Gerlach is entitled to payments for consulting services. During the three months ended June 30, 2018 and 2017, the Company recognized expenses related to Dr. Gerlach services of $8,000 and $8,460, respectively. During the six months ended June 30, 2018 and 2017, the Company recognized expenses related to Dr. Gerlach services of $15,020 and $18,540, respectively. Accounts payable to Dr. Gerlach amounted to $8,000 and $17,640 at June 30, 2018 and December 31, 2017, respectively.

On August 1, 2013, the Company entered into a consulting agreement, as amended on May 1, 2016, with Jatinder Bhogal, an individual owning in excess of 5% of our issued and outstanding shares of common stock, to provide consulting services to the Company through his wholly owned company, Vector Asset Management, Inc. (“VAM”). Pursuant to the consulting agreement Vector assisted the Company with identifying subject matter experts in the medical device and biotechnology industries and assisted the Company with its ongoing research, development and eventual commercialization of its Regeneration Technology. Pursuant to the amendment the monthly consulting fee was increased to $6,800 from $5,000. On June 22, 2018, the Company and VAM entered into an Executive Consulting Agreement (“ECA”) whereby Mr. Bhogal will serve as the Company’s Chief Operating Officer. The ECA supersedes the prior consulting agreement. Pursuant to the ECA, VAM will receive compensation of $120,000 per year. During the three months ended June 30, 2018 and 2017, the Company recognized $23,067 and $20,400, respectively for consulting services provided by VAM. During the six months ended June 30, 2018 and 2017, the Company recognized $43,467 and $40,800, respectively for consulting services provided by VAM.

On February 22, 2018, Kenneth Kirkland, a member of the Company’s board of directors, exercised options to purchase up to 50,000 shares, on a cashless basis, resulting in the issuance of 41,033 shares of common stock.

On February 22, 2018, Mr. Sierchio, a member of the Company’s board of directors until his resignation effective July 1, 2018, 1) exercised options to purchase up to 37,500 shares, on a cashless basis, resulting in the issuance of 22,711 shares of common stock; 2) exercised a Series F Warrant to purchase up to 7,246 shares, on a cashless basis, resulting in the issuance of 4,899 shares of common stock; and 3) exercised a Series H Warrant to purchase up to 10,000 shares, on a cashless basis, resulting in the issuance of 7,418 shares of common stock.

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

On August 1, 2017, the Company and the University of Pittsburgh entered into a Corporate Research Agreement whereby the University of Pittsburgh will perform academic research related to the Company’s technologies in exchange for $171,595. During the three and six months ended June 30, 2018, the Company expensed $42,899 and $85,798, respectively, pursuant to the Corporate Research Agreement. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a professor at the University.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the three month period ended June 30, 2018, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer ("CEO") of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO has concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes to internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

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

On February 22, 2018, Mr. Sierchio, a member of the Company’s board of directors until his resignation effective July 1, 2018, 1) exercised options to purchase up to 37,500 shares, on a cashless basis, resulting in the issuance of 22,711 shares of common stock; 2) exercised a Series F Warrant to purchase up to 7,246 shares, on a cashless basis, resulting in the issuance of 4,899 shares of common stock; and 3) exercised a Series H Warrant to purchase up to 10,000 shares, on a cashless basis, resulting in the issuance of 7,418 shares of common stock.

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
10.24

Amendment to Consulting Agreement dated May 1, 2016 between Vector Asset Management, Inc. and the Company; incorporated by reference and included in the Company’s Form 10-K filed on March 13, 2018, SEC file number 000-30156-18686314

10.25

January 29, 2018 First Amendment to Loan Agreement dated February 23, 2017; incorporated by reference and included in the Company’s Form 10-K filed on March 13, 2018, SEC file number 000-30156-18686314

10.26

January 29, 2018 First Amendment to Loan Agreement dated September 9, 2016; incorporated by reference and included in the Company’s Form 10-K filed on March 13, 2018, SEC file number 000-30156-18686314

10.27	Executive Consulting Agreement dated June 22, 2018; incorporated by reference and included in the Company’s Form 8-K filed on June 25, 2018, SEC file number 000-30156-18916934
14.1	Code of Ethics, incorporated by reference and included in the Company’s Form 10-K file on April 15, 2009, SEC file number 000-30156-09750383.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Interim Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Interim Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	2013 Long-Term Incentive Plan, incorporated by reference and included in the Company’s Form 8-K filed on June 26, 2013, SEC file number 000-30156-13933444.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension - Schema Document**
101.CAL	XBRL Taxonomy Extension - Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension - Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension - Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension - Presentation Linkbase Document**

_______________

*	Filed herewith.
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

RenovaCare, Inc. (Registrant)

Date: August 9, 2018	By:	/s/ Harmel S. Rayat
Name: Harmel Rayat
Title: Chief Executive Officer and Principal Executive Officer

Date: August 9, 2018	By:	/s/ Thomas Bold
Name: Thomas Bold
Title: Interim Chief Financial Officer and Principal Financial Officer

