Form 10-Q
period 2018-09-30
RenovaCare, Inc.
filed 2018-11-19
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

888-398-0202

(Registrant’s telephone number, including area code)

Pittsburgh Life Sciences Greenhouse, 2425 Sidney Street, Pittsburgh, PA 15203

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 16, 2018, the registrant had 76,840,522 shares of its common stock, par value $0.00001 per share, issued and outstanding.

RENOVACARE, INC.

FORM 10-Q

For The Quarter Ended September 30, 2018

PART I

Item 1. Financial Statements

RENOVACARE, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash	$1,651,875	$2,906,237
Prepaid expenses	17,933	750
Total current assets	1,669,808	2,906,987

Equipment, net of accumulated depreciation of $608 and $370, respectively	344	581
Intangible assets	152,854	152,854
Total assets	$1,823,006	$3,060,422

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$172,154	$107,336
Accounts payable - related parties	19,833	61,333
Contract payable	-	100,000
Total current liabilities	191,987	268,669

Interest payable to related parties	153,846	90,678
Convertible promissory notes payable to related party, net of discount of $0 and $58,438, respectively	1,095,000	1,036,562
Total liabilities	1,440,833	1,395,909

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.00001 par value; 500,000,000 shares authorized, 76,840,522 and 76,145,418 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	769	762
Additional paid-in capital	16,685,183	16,404,673
Retained deficit	(16,303,779)	(14,740,922)
Total stockholders' equity	382,173	1,664,513
Total liabilities and stockholders' equity	$1,823,006	$3,060,422

(The accompanying notes are an integral part of these condensed consolidated financial statements)

RENOVACARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

Operating expenses
Research and development	45,683	139,819	279,000	363,785
General and administrative	386,809	434,923	1,176,242	1,599,338
Total operating expenses	432,492	574,742	1,455,242	1,963,123

Loss from operations	(432,492)	(574,742)	(1,455,242)	(1,963,123)

Other income (expenses)
Interest income	4,564	738	13,990	1,195
Interest expense	(21,652)	(20,775)	(63,167)	(56,641)
Accretion of debt discount	-	(256,667)	(58,438)	(675,077)
Total other income (expenses)	(17,088)	(276,704)	(107,615)	(730,523)

Net loss	$(449,580)	$(851,446)	$(1,562,857)	$(2,693,646)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.01)	$(0.02)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	76,840,522	75,123,280	76,727,802	73,837,107

(The accompanying notes are an integral part of these condensed consolidated financial statements)

RENOVACARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2018	76,145,418	762	16,404,673	(14,740,922)	1,664,513

Issuance of common stock from the exercise of warrants	569,797	6	109,994	-	110,000
Issuance of common stock from the exercise of stock options	125,307	1	(1)	-	-
Stock based compensation due to common stock purchase options	-	-	170,517	-	170,517
Net loss for the nine months ended September 30, 2018	-	-	-	(1,562,857)	(1,562,857)
Balance, September 30, 2018	76,840,522	$769	$16,685,183	$(16,303,779)	$362,173

(The accompanying notes are an integral part of these condensed consolidated financial statements)

RENOVACARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(1,562,857)	$(2,693,646)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation	238	237
Stock based compensation expense	170,517	748,350
Accretion of debt discount	58,438	675,077
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(17,184)	19,735
Increase (decrease) in accounts payable	64,818	101,911
Increase (decrease) in accounts payable - related parties	(41,500)	(13,290)
Increase (decrease) in interest payable - related parties	63,168	55,965
Increase (decrease) in contract payable	(100,000)	(50,000)
Net cash flows used in operating activities	(1,364,362)	(1,155,661)

Cash flows from financing activities
Proceeds from exercise of warrants and issuance of common stock	110,000	1,467,234
Payments of convertible promissory notes	-	(25,000)
Proceeds from the issuance of convertible promissory notes	-	445,000
Net cash flows provided by financing activities	110,000	1,887,234

Increase (decrease) in cash and cash equivalents	(1,254,362)	731,573

Cash and cash equivalents at beginning of period	2,906,237	418,031

Cash and cash equivalents at end of period	$1,651,875	$1,149,604

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$676
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Discount on convertible promissory note due to detachable warrants and beneficial conversion feature	$-	$443,286

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Organization, Nature and Continuance of Operations, Going Concern, Recent Accounting Standards and Earnings (Loss) Per Share

Organization

RenovaCare, Inc. (the “Company”), together with its wholly owned subsidiary, focuses on the acquisition, research, development and, if warranted, commercialization of autologous (using a patient’s own cells) cellular therapies that can be used for medical and aesthetic applications.

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

Going Concern

The Company has recently incurred net operating losses and operating cash flow deficits. As of September 30, 2018, the Company’s accumulated deficit is $16,303,779. The Company does not currently generate revenues and will continue to incur losses from operations and operating cash flow deficits in the future. The Company’s activities are subject to significant risks and uncertainties due to the stage of the development of the Company’s cellular therapies. The future of the Company will depend on its ability to successfully raise capital from external sources to fund operations. If the Company is unable to obtain adequate funds, or if such funds are not available to it on acceptable terms, the Company’s ability to continue its business to develop its cellular therapies will be significantly impaired and it may cause the Company to curtail operations.

The matters described above raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements were issued. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Basis of Presentation

The unaudited financial statements of RenovaCare, Inc. as of September 30, 2018, and for the three and nine months ended September 30, 2018 and 2017, have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial reporting and include the Company’s wholly-owned subsidiary, RenovaCare Sciences Corp. (“RenovaCare Sciences”). Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017, as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K on March 13, 2018. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Nature and Continuance of Operations

The Company does not have any commercialized products. The Company’s activities have consisted principally of performing research and development activities and raising capital. These development activities are subject to significant risks and uncertainties, including possible failure of preclinical testing. The Company has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. The Company expects to incur losses as it continues development of its products and technologies and expects that it will need to raise additional capital through the sale of its securities to accomplish its business plan and failing to secure such additional funding before achieving sustainable revenue and profit from operations poses a significant risk. The Company’s ability to fund the development of its cellular therapies will depend on the amount and timing of cash receipts from future financing activities. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

Recent Accounting Standards

Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative non-governmental US GAAP as found in the Financial Accounting Standards Board’s Accounting Standards Codification.

In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases”, which amends narrow aspects of the guidance issued in the amendments in ASU 2016-02. ASU 2019-10 is effective for the Company beginning January 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2018-10 will have on its consolidated financial statements.

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

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU modify how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the practical expedient exception. An entity may elect to measure an equity security without a readily determinable fair value that does not qualify for the practical expedient to estimate fair value under ASC 820, Fair Value Measurements, and as such these investments may be measured at cost. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has adopted this ASU on a prospective basis in the first quarter of 2018 and has determined that investments within the scope of the standard will be recorded at fair value with changes in fair value recognized in earnings which may lead to increased volatility in other expense.

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

Following is the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(449,580)	$(851,446)	$(1,562,857)	$(2,693,646)
Denominator:
Weighted average number of common shares outstanding	76,840,522	75,123,280	76,727,802	73,837,107
Basic and diluted EPS	$(0.01)	$(0.01)	$(0.02)	$(0.04)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	357,500	545,000	357,500	545,000
Warrants	3,011,912	2,689,158	3,011,912	2,689,158
Convertible debt	682,591	647,813	682,591	647,813
Total shares not included in the computation of diluted losses per share	4,052,003	3,881,971	4,052,003	3,881,971

Note 2. Assets – Intellectual Property

On July 12, 2013, the Company, together with its wholly owned subsidiary, RenovaCare Sciences, entered into an asset purchase agreement (“APA”) with Dr. Jörg Gerlach, MD, PhD, pursuant to which RenovaCare Sciences purchased all of Dr. Gerlach’s rights, title and interest in the CellMistTM System. Acquisition related costs amounted to $52,852 and were capitalized together with the cash payment upon the closing of the transaction in July 2013 of $100,002. Intangible assets amounted to $152,854 at September 30, 2018 and December 31, 2017.

Note 3. Contract Payable

On June 9, 2014, the Company, together with its wholly owned subsidiary, RenovaCare Sciences, entered into an amended asset purchase agreement (the “Amended APA”) with Dr. Jörg Gerlach, MD, PhD, pursuant to which RenovaCare Sciences purchased all of Dr. Gerlach’s rights, title and interest in the CellMist™ System. The Amended APA provided for cash payments of $300,000 as partial consideration for the purchase with the final payment due of $100,000 paid on January 24, 2018.

See also “Note 8. Related Party Transactions.”

Note 4. Debt

As of September 30, 2018 and December 31, 2017, the Company had the following outstanding debt balances:

	Issue	Maturity		Debt		Interest
	Date	Date	Principal	Discount	Balance	Payable
As of September 30, 2018:
February 2017 Note as amended	2/23/2017	12/31/2019	$395,000	$-	$395,000	$46,400
September 2016 Note as amended	9/9/2016	12/31/2019	700,000	-	700,000	107,446
			$1,095,000	$-	$1,095,000	$153,846

As of December 31, 2017:
February 2017 Note as amended	2/23/2017	12/31/2019	$395,000	$(58,438)	$336,562	$24,074
September 2016 Note as amended	9/9/2016	12/31/2019	700,000	-	700,000	66,604
			$1,095,000	$(58,438)	$1,036,562	$90,678

February 2017 Convertible Promissory Notes

Between February 23, 2017 and March 9, 2017, the Company entered into three separate loan agreements containing identical terms (the “February 2017 Loan Agreements”) with Joseph Sierchio (“Sierchio”), an investor (the “Investor”) and Kalen Capital Corporation (“KCC”); KCC is wholly owned by Mr. Harmel S. Rayat, the Company’s majority shareholder and Chairman and CEO (collectively, the “Holders”). Pursuant to the terms of the February 2017 Loan Agreements, Sierchio and the Investor each agreed to loan the Company $25,000 ($50,000 total) and KCC agreed to loan the Company $395,000 at an annual interest rate of 7% per year, compounded quarterly. Each loan was evidenced by a convertible promissory note (collectively, the “February 2017 Notes”). The February 2017 Notes, including any interest due thereon, may not be prepaid without the consent of the Holders. The February 2017 Notes were initially due on February 23, 2018, and, beginning on the one month anniversary, can be converted, at the Holders’ sole discretion, into shares of the Company’s common stock at conversion rate equal to the lesser of: (i) $3.45, the closing price of the Company’s common stock on the day prior to the issuance of the February 2017 Notes or (ii) a 20% discount to the average closing price of the Company’s common stock for the five days prior to the date on which the Holder(s) elect to convert the February 2017 Note(s), subject to a floor price of $2.76.

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

During the three months ended September 30, 2018 and 2017, the Company recognized $7,653 and $7,724, respectively, of interest expense. During the nine months ended September 30, 2018 and 2017, the Company recognized $22,326 and $18,548, respectively, of interest expense. During the three months ended September 30, 2018 and 2017, the Company recognized $0 and $121,939, respectively, of accretion related to the debt discount. During the nine months ended September 30, 2018 and 2017, the Company recognized $58,438 and $275,286, respectively, of accretion related to the debt discount.

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

During the three months ended September 30, 2018 and 2017, the Company recognized $13,999 and $13,051, respectively, of interest expense. During the nine months ended September 30, 2018 and 2017, the Company recognized $40,841 and $38,093, respectively, of interest expense. During the three months ended September 30, 2018 and 2017, the Company recognized $0 and $134,728, respectively, of accretion related to the debt discount. During the nine months ended September 30, 2018 and 2017, the Company recognized $0 and $399,791, respectively, of accretion related to the debt discount.

Note 5. Common Stock and Warrants

Common Stock

At September 30, 2018, the Company had 500,000,000 authorized shares of common stock with a par value of $0.00001 per share, 76,840,522 shares of common stock outstanding and 19,400,765 shares reserved for issuance under the Company’s 2013 Long-Term Incentive Plan (the “2013 Plan”) as adopted and approved by the Company’s Board of Directors (the “Board”) on June 20, 2013 that provides for the grant of stock options to employees, directors, officers and consultants. See “Note 6. Stock Options” for further discussion.

During the nine months ended September 30, 2018, the Company had the following common stock related transactions:

•	On February 3, 2018, Thomas Bold, the Company’s President, CEO and Interim Chief Financial Officer exercised options to purchase up to 60,000 shares, on a cashless basis, resulting in the issuance of 44,083 shares of common stock.

•	On February 11, 2018, a consultant exercised options to purchase up to 40,000 shares, on a cashless basis, resulting in the issuance of 17,480 shares of common stock.

•	On February 12, 2018, Dr. Gerlach exercised a Series A Warrant to purchase up to 480,000 shares, on a cashless basis, resulting in the issuance of 457,480 shares of common stock.

•	On February 13, 2018, the Company issued 100,000 shares of common stock, upon the exercise of a Series D Warrant at an exercise price of $1.10 per share resulting in $110,000 of proceeds to the Company.

•	On February 22, 2018, Kenneth Kirkland, a member of the Company’s board of directors, exercised options to purchase up to 50,000 shares, on a cashless basis, resulting in the issuance of 41,033 shares of common stock.

•	On February 22, 2018, Joseph Sierchio, a member of the Company’s board of directors 1) exercised options to purchase up to 37,500 shares, on a cashless basis, resulting in the issuance of 22,711 shares of common stock; 2) exercised a Series F Warrant to purchase up to 7,246 shares, on a cashless basis, resulting in the issuance of 4,899 shares of common stock; and 3) exercised a Series H Warrant to purchase up to 10,000 shares, on a cashless basis, resulting in the issuance of 7,418 shares of common stock.

Warrants

The following table summarizes information about warrants outstanding at September 30, 2018 and December 31, 2017:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted
Description	September 30, 2018	December 31, 2017	Average Exercise Price	Expiration

Series A	240,000	720,000	$0.35	July 12, 2019
Series D	810,000	910,000	$1.10	June 5, 2020
Series E	584,416	584,416	$1.54	September 8, 2021
Series F	7,246	14,492	$3.45	February 23, 2022 & March 9, 2022
Series G	460,250	460,250	$2.68	July 21, 2022
Series H	910,000	920,000	$2.75	October 16, 2022
Total	3,011,912	3,609,158

Note 6. Stock Options

On June 20, 2013, the Company’s Board adopted the 2013 Long-Term Incentive Plan and on November 15, 2013, a stockholder owning a majority of the Company’s issued and outstanding stock approved adoption to the 2013 Plan. Pursuant to the terms of the 2013 Plan, an aggregate of 20,000,000 shares of the Company’s common stock are reserved for issuance to the Company’s officers, directors, employees and consultants in order to attract and hire key technical personnel and management. Options granted to employees under the 2013 Plan, including directors and officers who are employees, may be incentive stock options or non-qualified stock options; options granted to others under the 2013 Plan are limited to non-qualified stock options. As of September 30, 2018, there were 19,400,765 shares available for grant.

The 2013 Plan is administered by the Board or a committee designated by the Board. Subject to the provisions of the 2013 Plan, the Board has the authority to determine the officers, employees and consultants to whom options will be granted, the number of shares covered by each option, vesting rights and the terms and conditions of each option that is granted to them; however, no person may be granted in any of the Company’s fiscal year, options to purchase more than 2,000,000 shares under the 2013 Plan, and the aggregate fair market value (determined at the time the option is granted) of the shares with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year cannot exceed $100,000. Options granted pursuant to the 2013 Plan are exercisable no later than ten years after the date of grant.

The exercise price per share of common stock for options granted under the 2013 Plan will be the fair market value of the Company’s common stock on the date of grant, using the closing price of the Company’s common stock on the last trading day prior to the date of grant, except for incentive stock options granted to a holder of ten percent or more of the Company’s common stock, for whom the exercise price per share will not be less than 110% of the fair market value. No option can be granted under the 2013 Plan after June 20, 2023.

Stock Option Activity

The following table summarizes stock option activity for the nine month period ended September 30, 2018 and year ended December 31, 2017:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2016	385,000	1.42
Grants	310,000	4.20
Exercises	(150,000)	1.12
Outstanding at December 31, 2017	545,000	3.09
Exercises	(187,500)	2.86
Outstanding at September 30, 2018	357,500	3.21	7.82 years	42,825
Exercisable at September 30, 2018	347,500	3.27	7.89 years	37,325

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. There were no stock options granted during the nine months ended September 30, 2018. There were 310,000 stock options granted during the nine months ended September 30, 2017 with a weighted-average grant date fair value of $3.38. During the nine months ended September 30, 2018, there were 187,500 options exercised on a cashless basis resulting in the issuance of 125,307 shares of common stock, with an aggregate intrinsic value of $1,126,675. During the nine months ended September 30, 2017, there were 150,000 options exercised on a cashless basis resulting in the issuance of 102,582 shares of common stock, with an aggregate intrinsic value of $397,100.

The share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time is expensed ratably over the respective vesting periods. During the three months ended September 30, 2018 and 2017, the Company recognized $371 and $127,478, respectively, in share-based compensation related to stock options. During the nine months ended September 30, 2018 and 2017, the Company recognized $170,517 and $748,350, respectively, in share-based compensation related to stock options.

As of September 30, 2018, the Company had approximately $877 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 0.50 years. Stock-based compensation has been included in the Consolidated Statement of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$-	$10,725	$27,966	$75,515
General and administrative	371	116,753	142,551	672,835
Total	$371	$127,478	$170,517	$748,350

The following table summarizes information about stock options outstanding and exercisable at September 30, 2018:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
0.80	10,000	5.87	0.80	10,000	5.87	0.80
1.05	55,000	5.50	1.05	45,000	5.50	1.05
1.25	7,500	6.71	1.25	7,500	6.71	1.25
1.34	7,500	6.75	1.34	7,500	6.75	1.34
1.65	10,000	7.09	1.65	10,000	7.09	1.65
1.70	7,500	7.04	1.70	7,500	7.04	1.70
1.91	20,000	7.46	1.91	20,000	7.46	1.91
2.28	7,500	7.81	2.28	7,500	7.81	2.28
4.20	232,500	8.62	4.20	232,500	8.62	4.20
Total	357,500	7.82	$3.21	347,500	7.89	$3.27

Note 7. Commitments

Effective March 1, 2015, the Company entered into a lease agreement (the “Lease”) in the Pittsburgh Life Sciences Greenhouse at a monthly rate of $750. The Lease was renewed effective March 1, 2016 at a monthly rate of $800 through August 30, 2018. Rent expense for the three months ended September 30, 2018 and 2017 was $1,600 and $2,400, respectively. Rent expense for the nine months ended September 30, 2018 and 2017 was $6,400 and $7,200, respectively.

In connection with the Company’s anticipated regulatory filings, the Company has engaged StemCell Systems GmbH (“StemCell Systems”) to provide it with prototypes and related documents under various agreements. Pursuant to these engagements the Company incurred expenses of $14,315 and $39,708 during the three months ended September 30, 2018 and 2017, respectively, and $39,499 and $146,538 during the nine months ended September 30, 2018 and 2017, respectively. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a principal of StemCell Systems.

On August 1, 2017, the Company and the University of Pittsburgh entered into a Corporate Research Agreement whereby the University of Pittsburgh will perform academic research related to the Company’s technologies in exchange for $171,595. During the three and nine months ended September 30, 2018, the Company expensed $nil and $85,798, respectively, pursuant to the Corporate Research Agreement. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a professor at the University.

See also “Note 8. Related Party Transactions.”

Note 8. Related Party Transactions

As compensation for their service on the Board, Dr. Kirkland and Mr. Sierchio receive an annual retainer of $6,000, payable in equal quarterly installments in arrears. The Chairman of the Board receives $1 per year.

Effective July 1, 2018, Joseph Sierchio resigned his position as a Company director. The law firm of Satterlee Stephens LLP (“Satterlee”), of which Joseph Sierchio is a partner, provides counsel to the Company. Mr. Sierchio will continue to be the Company’s primary attorney. During the three months ended September 30, 2018 and 2017, the Company recognized $67,813 and $15,115 of fees for legal services billed by Satterlee. During the nine months ended September 30, 2018 and 2017, the Company recognized $227,175 and $195,783 of fees for legal services billed by Satterlee. At September 30, 2018 and December 31, 2017, accounts payable to Satterlee amounted to $148,715 and $30,000, respectively.

In connection with the Company’s anticipated FDA and other regulatory filings, the Company engaged StemCell Systems to provide it with prototypes and related documents. Pursuant to this engagement the Company incurred expenses of $14,315 and $39,708 during the three months ended September 30, 2018 and 2017, respectively, and $39,499 and $146,538 during the nine months ended September 30, 2018 and 2017, respectively. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a principal of StemCell Systems.

Dr. Gerlach is entitled to payments for consulting services. During the three months ended September 30, 2018 and 2017, the Company recognized expenses related to Dr. Gerlach services of $Nil and $10,000, respectively. During the nine months ended September 30, 2018 and 2017, the Company recognized expenses related to Dr. Gerlach services of $7,020 and $28,540, respectively. Accounts payable to Dr. Gerlach amounted to $nil and $17,640 at September 30, 2018 and December 31, 2017, respectively.

On August 1, 2013, the Company entered into a consulting agreement, as amended on May 1, 2016, with Jatinder Bhogal, an individual owning in excess of 5% of our issued and outstanding shares of common stock, to provide consulting services to the Company through his wholly owned company, Vector Asset Management, Inc. (“VAM”). Pursuant to the consulting agreement Vector assisted the Company with identifying subject matter experts in the medical device and biotechnology industries and assisted the Company with its ongoing research, development and eventual commercialization of its Regeneration Technology. Pursuant to the amendment the monthly consulting fee was increased to $6,800 from $5,000. On June 22, 2018, the Company and VAM entered into an Executive Consulting Agreement (“ECA”) whereby Mr. Bhogal will serve as the Company’s Chief Operating Officer. The ECA supersedes the prior consulting agreement. Pursuant to the ECA, VAM will receive compensation of $120,000 per year. During the three months ended September 30, 2018 and 2017, the Company recognized $30,000 and $20,400, respectively for consulting services provided by VAM. During the nine months ended September 30, 2018 and 2017, the Company recognized $73,467 and $61,200, respectively for consulting services provided by VAM.

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

On February 3, 2018, Thomas Bold, the Company’s President, exercised options to purchase up to 60,000 shares, on a cashless basis, resulting in the issuance of 44,086 shares of common stock.

On August 1, 2017, the Company and the University of Pittsburgh entered into a Corporate Research Agreement whereby the University of Pittsburgh will perform academic research related to the Company’s technologies in exchange for $171,595. During the three and nine months ended September 30, 2018, the Company paid the University of Pittsburgh $nil and $85,798, respectively, pursuant to the Corporate Research Agreement. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a professor at the University.

During the quarter ended September 30, 2018, the Company was offered executive office space located at 9375 E. Shea Blvd., Suite 107-A, Scottsdale, AZ 85260 for consideration of $1 per year. The executive office space is owned indirectly by Harmel S. Rayat, the Company’s majority shareholder and Chairman and CEO.

Note 9. Subsequent Event

Management has reviewed material events subsequent of the period ended September 30, 2018 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

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

Overview

RenovaCare, Inc. (formerly Janus Resources, Inc.) (together with its wholly owned subsidiary, “RenovaCare” the “Company” “we” “us” and “our”) was incorporated under the laws of the State of Nevada and has an authorized capital of 500,000,000 shares of $0.00001 par value common stock, of which 76,840,522 shares are outstanding as of September 30, 2018, and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

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

Investigational Device Exemption (“IDE”)

Human clinical test data is required for a PMA application and is governed by the FDA’s IDE regulations and other patient protection regulations. For devices that are considered Significant Risk, an IDE application is required. It consists of the proposed clinical protocol and all supporting study documentation and must be submitted and approved by FDA and an Institutional Review Board (IRB) prior to initiation of the human testing. Since the CellMistTM System employs the use of stem cells taken from the patient, it is considered Significant Risk by the FDA; therefore, we will be required to file an IDE application prior to conducting a clinical study for any application, such as for treatment of severe burns. The FDA has a specified review timeline and process for IDE reviews - each review phase takes 30 days and if the FDA has questions or concerns about the study design, there may be multiple review rounds until FDA either: (a) conditionally approves, (b) approves or (c) denies approval of the clinical study conduct under the submitted IDE. There is no guarantee that any IDE application we submit will be approved by the FDA.

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

Results of Operations

Three and nine months Ended September 30, 2018 compared with the three and nine months Ended September 30, 2017

Operating Expenses

A summary of our operating expense for the three and nine months ended September 30, 2018 and 2017 follows:

	Three Months Ended September 30,		Increase /	Percentage
	2018	2017	(Decrease)	Change
Operating expenses
Research and development	$45,683	$129,094	$(83,411)	-65%
General and administrative	386,438	318,170	68,268	21%
Stock compensation	371	127,478	(127,107)	-100%
Total operating expenses	$432,492	$574,742	$(142,250)	-25%

	Nine Months Ended September 30,		Increase /	Percentage
	2018	2017	(Decrease)	Change
Operating expenses
Research and development	$251,034	$288,270	$(37,236)	-13%
General and administrative	1,033,691	926,503	107,188	12%
Stock compensation	170,517	748,350	(577,833)	-77%
Total operating expenses	$1,455,242	$1,963,123	$(507,881)	-26%

Research and Development

Research and development (“R&D”) costs represent costs incurred to develop our CellMistTM System and are incurred pursuant to agreements with third party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred. R&D costs, excluding stock based compensation, decreased $83,411 and $37,236 during the three and nine months ended September 30, 2018 compared to 2017 respectively, as a result of the timing of our R&D expenses.

General and Administrative

General and administrative costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. Costs increased $68,268 during the three months ended September 30, 2018 compared to 2017 due primarily to an increase in legal fees offset by decreased investor communications related fees and IP related fees. Costs increased $107,188 during the nine months ended September 30, 2018 compared to 2017 due primarily to an increase in investor communications related fees and legal fees offset by decreased IP related costs.

Stock Compensation

Expense associated with equity based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock compensation represents the expense associated with the amortization of our stock options. Stock compensation expense decreased during the three and nine months ended September 30, 2018 compared to 2017 due to the May 11, 2017 grant of 310,000 stock options with a weighted average grant date fair value of $3.38 per share of which 160,000 vested on the date of grant and expense associated with the remaining options was amortized ratably through the one year vesting period through May 11, 2018.

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

Liquidity and Capital Resources

The Company expects to incur losses as it continues development of its products and technologies. To date, the Company has been funded through the sale of equity securities and proceeds from convertible promissory notes. As of September 30, 2018, the Company had $1,651,875 of cash Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 1 to the condensed consolidated financial statements, we have incurred recurring operating losses since inception of $16,303,779 and there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements were issued. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.. We require additional funds to meet our obligations and maintain our operations. We do not currently have cash flow from operations as we have no commercialized products; without cash flow from operations, we will need to obtain additional funds (presumably through equity offerings, debt borrowing or through the exercise of outstanding warrants, which, if exercised in total for cash would result in proceeds of $5,551,969; all of our outstanding warrants currently include a “cashless exercise” feature) in order to implement our current research and development programs for the CellMistTM System. If we are unable to obtain adequate funds, or if such funds are not available to us on acceptable terms, our ability to continue our business as planned will be significantly impaired and it may cause us to curtail operations.

Net cash used in operating activities was $1,364,362 during the nine months ended September 30, 2018, compared to net cash used in operating activities of $1,155,661 during the nine months ended September 30, 2017. The increase in cash used in operating activities during the nine months ended September 30, 2018 compared to the same period in 2017 is primarily due to an increase in general and administrative and research and development costs, a contractual, $100,000 payment to Dr. Gerlach compared to $50,000 in the prior year and payments against payables in the current year that exceeded similar payments in the prior year.

Net cash provided by financing activities was $110,000 during the nine months ended September 30, 2018, compared to $1,887,234 during the nine months ended September 30, 2017. During the nine months ended September 30, 2018, the Company received $110,000 from the exercise of 100,000 Series D Warrants at an exercise price of $1.10 compared to $1,122,610 received pursuant to the July 2017 Private Placement, $445,000 received pursuant to the February 2017 Notes and $344,624 from the exercise of 114,493 Series F Warrants at an exercise price of $3.01 during the nine months ended September 30, 2017.

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

Off-balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at September 30, 2018, and the subsequent period to through the date of this report, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements.

Recently Issued Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements for more information regarding recent accounting standards and their impact to our consolidated results of operations and financial position.

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

Other than as disclosed below, during the nine months ended September 30, 2018, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

As compensation for their service on the Board, Dr. Kirkland and Mr. Sierchio receive an annual retainer of $6,000, payable in equal quarterly installments in arrears. The Chairman of the Board received compensation of $1 per year.

Effective July 1, 2018, Joseph Sierchio resigned his position as a Company director. The law firm of Satterlee Stephens LLP (“Satterlee”), of which Joseph Sierchio is a partner, provides counsel to the Company. Mr. Sierchio will continue to be the Company’s primary attorney. During the three months ended September 30, 2018 and 2017, the Company recognized $67,813 and $15,115 of fees for legal services billed by Satterlee. During the nine months ended September 30, 2018 and 2017, the Company recognized $227,175 and $195,783 of fees for legal services billed by Satterlee. At September 30, 2018 and December 31, 2017, the Company’s balance sheet contained a payable to Satterlee in the amount of $148,715 and $30,000, respectively.

In connection with the Company’s anticipated FDA and other regulatory filings, the Company engaged StemCell Systems to provide it with prototypes and related documents. Pursuant to this engagement the Company incurred expenses of $14,315 and $39,708 during the three months ended September 30, 2018 and 2017, respectively, and $39,499 and $146,538 during the nine months ended September 30, 2018 and 2017, respectively. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a principal of StemCell Systems.

Dr. Gerlach is entitled to payments for consulting services. During the three months ended September 30, 2018 and 2017, the Company recognized expenses related to Dr. Gerlach services of $nil and $8,460, respectively. During the nine months ended September 30, 2018 and 2017, the Company recognized expenses related to Dr. Gerlach services of $7,020 and $28,540, respectively. Accounts payable to Dr. Gerlach amounted to $nil and $17,640 at September 30, 2018 and December 31, 2017, respectively.

On August 1, 2013, the Company entered into a consulting agreement, as amended on May 1, 2016, with Jatinder Bhogal, an individual owning in excess of 5% of our issued and outstanding shares of common stock, to provide consulting services to the Company through his wholly owned company, Vector Asset Management, Inc. (“VAM”). Pursuant to the consulting agreement Vector assisted the Company with identifying subject matter experts in the medical device and biotechnology industries and assisted the Company with its ongoing research, development and eventual commercialization of its Regeneration Technology. Pursuant to the amendment the monthly consulting fee was increased to $6,800 from $5,000. On June 22, 2018, the Company and VAM entered into an Executive Consulting Agreement (“ECA”) whereby Mr. Bhogal will serve as the Company’s Chief Operating Officer. The ECA supersedes the prior consulting agreement. Pursuant to the ECA, VAM will receive compensation of $120,000 per year. During the three months ended September 30, 2018 and 2017, the Company recognized $30,000 and $20,400, respectively for consulting services provided by VAM. During the nine months ended September 30, 2018 and 2017, the Company recognized $73,467 and $61,200, respectively for consulting services provided by VAM.

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

On February 3, 2018, Thomas Bold, the Company’s President, exercised options to purchase up to 60,000 shares, on a cashless basis, resulting in the issuance of 44,086 shares of common stock.

On August 1, 2017, the Company and the University of Pittsburgh entered into a Corporate Research Agreement whereby the University of Pittsburgh will perform academic research related to the Company’s technologies in exchange for $171,595. During the three and nine months ended September 30, 2018, the Company expensed $42,899 and $85,798, respectively, pursuant to the Corporate Research Agreement. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a professor at the University.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the three month period ended September 30, 2018, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO has concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 3, 2018, Thomas Bold, the Company’s President, exercised options to purchase up to 60,000 shares, on a cashless basis, resulting in the issuance of 44,083 shares of common stock.

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
10.1

Employment Agreement dated June 20, 2013, between Rhonda B. Rosen and the Company, incorporated by reference and included in the Company’s Form 8-K filed on June 26, 2013, SEC file number 000-30156-131259657

10.2

Asset Purchase Agreement dated as of June 21, 2013, between Jörg Gerlach, MD, PhD and the Company, incorporated by reference and included in the Company’s Form 8-K filed on July 18, 2013, as amended on November 21, 2013 and December 27, 2013, SEC file number 000-30156-131300357

10.3§	Form of Stock Option Agreement, incorporated by reference and included in the Company’s Form 8-K filed on June 26, 2013, SEC file number 000-30156-131259657.
10.4

Finder’s Agreement dated August 13, 2013, between Vector Asset Management, Inc. and the Company, incorporated by reference and included in the Company’s Form 10-Q filed on August 14, 2013, SEC file number 000-30156-13109753

29

10.5

At-Will Executive Services Agreement dated October 1, 2013, between Rhonda B. Rosen and the Company, incorporated by reference and included in the Company’s Form 10-Q filed on November 14, 2013, SEC file number 000- 30156-13129717

10.6

Subscription Agreement for 3,500,000 units dated November 29, 2013, between Kalen Capital Corporation and the Company, incorporated by reference and included in the Company’s Form 8-K filed on December 5, 2013, SEC file number 000-30156-131259657

10.7

At-Will Consulting Agreement effective as of December 1, 2013, between Thomas Bold and the Company, incorporated by reference and included in the Company’s Form 8-K filed on December 5, 2013, SEC file number 000-30156- 131259657

10.8

Stock Purchase Agreement dated December 31, 2013, between Duke Mountain Resources, Inc., Fostung Resources Ltd. and the Company, incorporated by reference and included in the Company’s Form 8-K filed on January 7, 2014, SEC file number 000-30156-14513586

10.9

At-Will Consulting Agreement effective as of April 1, 2014, between Patsy Trisler and the Company, incorporated by reference and included in the Company’s Form 8-K filed on April 7, 2014, SEC file number 000-30156- 14838542

10.10

Stock Option Agreement dated April 1, 2014, between Patsy Trisler and the Company, incorporated by reference and included in the Company’s Form 8-K filed on April 7, 2014, SEC file number 000-30156-14838542

10.11

Post-Closing Amendment to Asset Purchase Agreement between Jörg Gerlach, MD, PhD and the Company, incorporated by reference and included in the Company’s Form 8-K filed on September 15, 2014, SEC file number 000- 30156-141102510

10.12

Option Agreement dated May 1, 2015 between Jörg Gerlach, MD, PhD and the Company, incorporated by reference and included in the Company’s Form 8-K filed on May 5, 2015; SEC file number 000-30156-158333270.

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

30

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

31

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RenovaCare, Inc. (Registrant)

Date: November 19, 2018	By:	/s/ Harmel S. Rayat
	Name:	Harmel Rayat
	Title:	Chief Executive Officer and Principal Executive Officer

Date: November 19, 2018	By:	/s/ Stephen Yan-Klassen
	Name:	Stephen Yan-Klassen
	Title:	Chief Financial Officer and Principal Financial Officer

32