Form 10-K
period 2018-12-31
RenovaCare, Inc.
filed 2019-04-12
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________

Commission file number 000-30156

RENOVACARE, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0170247
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

9375 East Shea Blvd., Suite 107-A Scottsdale, AZ 85260
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2018, as reported on the OTCQB was $72,159,018. Common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 9, 2019, there were 87,175,522 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: None.

RENOVACARE, INC.

FORM 10-K

For The Fiscal Year Ended December 31, 2018

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

Item 1. Business

Overview

RenovaCare, Inc. (formerly Janus Resources, Inc.) (together with its wholly owned subsidiary, “RenovaCare” the “Company” “we” “us” and “our”) was incorporated under the laws of the State of Nevada and has an authorized capital of 500,000,000 shares of $0.00001 par value common stock, of which 87,175,522 shares are outstanding as of December 31, 2018, and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

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

Our principal executive offices are located at 9375 East Shea Blvd., Suite 107-A, , Scottsdale, AZ 85260. Our telephone number is (888) 398-0202.

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

Additionally, we will likely be continue to raise significant capital in order to fund our ongoing research and development operations, and there is no guarantee that we will be able to continue to raise capital on acceptable terms, if at all.

Operations

We expect to be engaged in research and development activities for the foreseeable future.

Employees

We currently have one full time employee, Mr. Andrew Danielson, Director of Operations, and two consultants, one of whom provides service as officers: Ms. Patsy Trisler, Vice-President Clinical & Regulatory Affairs; and Dr. Roger Esteban-Vives, Director of Cell Sciences. From time to time we use additional independent contractors to provide us with services. None of the consultants are required to expend all of their time and efforts on our behalf and may engage in other activities.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any properties. Our corporate offices are located at 9375 East Shea Blvd., Suite 107-A, Scottsdale, AZ 85260.

Item 3. Legal proceedings

None.

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

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2018 – High	$10.65	$6.92	$4.73	$2.65
2018 – Low	$4.60	$2.90	$1.41	$1.29
2017 – High	$5.50	$2.49	$3.95	$4.95
2017 – Low	$2.10	$1.75	$2.87	$2.99

The closing price of our common stock on April 9, 2019, was $1.53. As of April 9, 2019, there were approximately 361 stockholders of record (this number does not include stockholders who hold their stock through brokers, banks and other nominees).

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

Rule 144

There were 87,175,522 shares of our common stock issued and outstanding at April 5, 2019, of which 51,513,687 shares are deemed “restricted securities” or “control securities” within the meaning of Rule 144. Absent registration under the Securities Act, the sale of such shares is subject to Rule 144, as promulgated under the Securities Act.

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

Results of Operations

Year Ended Year Ended December 31, 2018 versus December 31, 2017

	Year Ended December 31,		Increase / (Decrease)	Percentage Change
	2018	2017
Operating expenses:
Research and development	$ 340,988	$ 473,461	$ (132,473)	-28
General and administrative	1,496,518	1,318,357	178,161	14
Stock compensation	170,516	904,004	(733,488)	-81
Total operating expenses	$ 2,008,022	$ 2,695,822	$ 687,800	-26

Research and Development

Research and development (“R&D”) costs represent costs incurred to develop our CellMistTM System and are incurred pursuant to agreements with third party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred. R&D costs, excluding stock based compensation, decreased during the year ended December 31, 2018 compared to 2017, as a result of the timing of our R&D expenses.

General and Administrative

General and administrative (“G&A”) costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. 2018 G&A costs, excluding stock based compensation, increased compared to 2017 and included an increase of $349,000 related to professional fees offset by a $77,000 decrease in investor communications costs.

Stock Compensation

Expense associated with equity based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock compensation represents the expense associated with the amortization of our stock options. Stock compensation expense decreased during 2018 compared to 2018 due to the May 11, 2017 grant of 310,000 stock options with a weighted average grant date fair value of $3.38 per share of which 160,000 vested on the date of grant whereas in 2018, no stock options were granted.

Other Income (Expense)

Other income relates to interest earned on bank account deposits. Other expense related to our convertible promissory notes. Interest expense related to the stated interest of the convertible promissory notes. Accretion of debt discount represents the accretion of the discount applied to the notes as a result of the issuance of detachable warrants and the beneficial conversion feature contained in the promissory notes.

Liquidity and Capital Resources

The Company does not have any commercialized products, has not generated any revenue since inception and has sustained recurring losses and negative cash flows since inception. The Company has incurred recurring operating losses of $2,120,841 and $3,689,338 for the years ended December 31, 2018 and 2017. The Company expects to incur losses as it continues development of its products and technologies. Over the past year, the Company has been funded through the sale of equity securities. As of December 31, 2018, the Company had $15,397,524 of cash. The Company believes that it currently has sufficient cash to meet its funding requirements over the next year.

Net cash used in operating activities was $2,026,213 during the year ended December 31, 2018, compared to net cash used in operating activities of $1,674,028 during the year ended December 31, 2017. The increase in cash used in operating activities is primarily due to an increase in prepaid expenses and deposits .

There was no net cash used in investing activities during the years ended December 31, 2018and 2017.

Net cash provided by financing activities was $14,517,500 during the year ended December 31, 2018, compared to $4,162,234 during the year ended December 31, 2017.

On November 26, 2018, the Company issued 9,605,000 units of the Company’s equity securities at a price of $1.50 per unit, pursuant to a private placement offering conducted by the Company resulting in $14,407,500 of proceeds to the Company.

On November 26, 2018, the Company issued 730,000 units of the Company’s equity securities at a price of $1.50 per unit, pursuant to a private placement offering conducted by the Company resulting in conversion of $1,095,000 principal amount of loan indebtedness.

On February 13, 2018, the Company issued 100,000 shares of common stock upon the exercise of a Series D Warrant at an exercise price of $1.10 per share resulting in $110,000 of proceeds to the Company.

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

On February 23, 2017 and March 9, 2017, we entered into loan agreements with KCC, Sierchio and an Investor whereby KCC, Sierchio and an Investor loaned the Company $395,000, $25,000 and $25,000, respectively.

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

Share Capital

At December 31, 2018, we had:

•	Authorized share capital of 10,000,000 preferred shares with par value of $0.0001.
•	Authorized share capital of 500,000,000 common shares with par value of $0.00001 each.
•	87,175,522 common shares were issued and outstanding.

Market Risk Disclosures

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes during the years ended December 31, 2018 and 2017, and the subsequent period through the date of this annual report.

Off-balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at December 31, 2018, and the subsequent period through the date of this annual report, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

The following audited consolidated financial statements are filed as part of this annual report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

RenovaCare, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of RenovaCare, Inc. and Subsidiary (the “Company”) as of December 31, 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2018.

Melville, NY

April 12, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

RenovaCare, Inc.

Scottsdale, Arizona

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of RenovaCare, Inc. and Subsidiaries
("the Company") as of December 31, 2017, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board
(United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ PETERSON SULLIVAN LLP

We had served as the Company’s auditor since 2006 and our tenure ended on October 22, 2018.

Seattle, Washington

March 13, 2018

RENOVACARE, INC AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2018 AND 2017

	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$15,397,524	$2,906,237
Prepaid expenses	168,707	750
Total current assets	15,566,231	2,906,987

Equipment, net of accumulated depreciation of $687 and $370, respectively	264	581
Intangible assets	152,854	152,854
Total assets	$15,719,349	$3,060,422

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$222,163	$107,336
Accounts payable - related parties	3,000	61,333
Interest payable to related parties	167,497	90,678
Contract payable	—	100,000
Total current liabilities	392,660	359,347
Convertible promissory notes payable to related party, net of discount of $534,519	—	1,036,562
Total liabilities	392,660	1,395,909

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.00001 par value; 500,000,000 shares authorized, 87,175,522 and 76,145,418 shares issued and outstanding at December 31, 2018 and 2017, respectively	872	762
Additional paid-in capital	32,187,580	16,404,673
Retained deficit	(16,861,763)	(14,740,922)
Total stockholders' equity	15,326,689	1,664,513
Total liabilities and stockholders' equity	$15,719,349	$3,060,422

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2018	2017

Revenue	$—	$—

Operating expenses
Research and development	368,954	574,091
General and administrative	1,639,068	2,121,732
Total operating expenses	2,008,022	2,695,823

Loss from operations	(2,008,022)	(2,695,823)

Other income (expense)
Interest income	22,450	3,136
Interest expense	(76,831)	(77,284)
Accretion of debt discount	(58,438)	(919,367)
Total other income (expense)	(112,819)	(993,515)

Net loss	$(2,120,841)	$(3,689,338)

Basic and Diluted Loss per Common Share	$(0.03)	$(0.05)

Weighted average number of common shares outstanding - basic and diluted	77,748,437	74,386,340

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock		Additional Paid	Retained	Total Stockholders'
	Shares	Amount	-in Capital	Deficit	Equity

Balance, December 31, 2016	70,069,693	$702	$11,290,209	$(11,051,584)	$239,327
					—
Issuance of common stock from the exercise of warrants	4,592,895	46	344,578	—	344,624
Issuance of common stock from the exercise of stock options	102,580	1	(1)	—	—
October 2017 Private Placement units issued	920,000	9	2,299,991	—	2,300,000
July 2017 Private Placement units issued	460,250	4	1,122,606	—	1,122,610
Stock based compensation due to common stock purchase options	—	—	904,004	—	904,004
Discount on convertible promissory note due to detachable warrants and beneficial conversion feature	—	—	443,286	—	443,286
Net loss for the year ended December 31, 2017	—	—	—	(3,689,338)	(3,689,338)
Balance, December 31, 2017	76,145,418	762	16,404,673	(14,740,922)	1,664,513

Issuance of common stock from the exercise of warrants	569,797	6	109,994	—	110,000
Issuance of common stock from the exercise of stock options	125,307	1	(1)	—	—
November 2018 Private Placement units issued	9,605,000	96	14,407,404	—	14,407,500
November 2018 Private Placement units issued for debt conversion	730,000	7	1,094,993		1,095,000
Stock based compensation due to common stock purchase options	—	—	170,517	—	170,517
Discount on convertible promissory note due to detachable warrants and beneficial conversion feature	—	—	—	—	—
Net loss for the year ended December 31, 2018	—	—	—	(2,120,841)	(2,120,841)
Balance, December 31, 2018	87,175,522	$872	$32,187,580	$(16,861,763)	$15,326,689

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(2,120,841)	$(3,689,338)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation	317	317
Stock based compensation expense	170,517	904,004
Accretion of debt discount	58,438	919,367
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(167,957)	30,785
Increase (decrease) in accounts payable	114,827	107,336
Increase (decrease) in accounts payable - related parties	(58,333)	28,043
Increase (decrease) in interest payable - related parties	76,819	75,458
Increase (decrease) in contract payable	(100,000)	(50,000)
Net cash flows from operating activities	(2,026,213)	(1,674,028)

Cash flows from investing activity
Net cash flows from investing activity	—	—

Cash flows from financing activities
Proceeds from exercise of warrants and issuance of common stock	14,517,500	3,767,234
Proceeds from the issuance of convertible promissory notes	—	445,000
Payments of convertible promissory notes	—	(50,000)
Net cash flows from financing activities	14,517,500	4,162,234

Increase in cash and cash equivalents	12,491,287	2,488,206

Cash and cash equivalents at beginning of period	2,906,237	418,031

Cash and cash equivalents at end of period	$15,397,524	$2,906,237

Supplemental disclosure of cash flow information:
Interest paid in cash	$—	$1,825
Income taxes paid in cash	$—	$—

Supplemental disclosure of non-cash transactions:
Discount on convertible promissory note due to detachable warrants and beneficial conversion feature	$—	$443,286
Debt conversion	$1,095,000	$—

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

As of December 31, 2018, the Company had $15,397,524 of cash on hand. On January 26, 2018, the Company entered into the first amendment to the convertible promissory note dated September 9, 2016 and the Company entered into the first amendment to the convertible promissory note dated February 23, 2017 both with KCC pursuant to which both notes were amended (with a combined principal balance of $1,095,000) to extend the maturity date to December 31, 2019. On February 13, 2018, the Company received $110,000 upon the exercise of 100,000 Series D Warrants. On November 26, 2018, the Company completed a private placement, whereby the Company received proceeds of $14,407,500 from the sale of common stock and warrants and settled the principal balance of $1,095,000 of the convertible promissory notes. The Company believes that, as a result of the financings, it currently has sufficient cash to meet its funding requirements over the next twelve months following the issuance of this Annual Report on Form 10-K. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it may need to raise additional capital to accomplish its business plan over the next several years. If additional funding is required, the Company expects to seek to obtain that funding through private equity or convertible debt. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

New Accounting Standards

Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative non-governmental US GAAP as found in the Financial Accounting Standards Board's Accounting Standards Codification.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Management has assessed that there is no impact upon the adoption of ASU 2017-11 to the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. Management has assessed that there is no impact upon the adoption of ASU 2017-09 to the Company’s consolidated financial statements.

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

Accounting Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results, as determined by future events, may differ from these estimates. Management utilizes various other estimates, including but not limited to, determining the estimated lives of long-lived assets, determining the potential impairment of intangibles, the fair value of warrants issued, the fair value of stock options and other legal claims and contingencies.

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

Financial Instruments, Convertible Instruments, Warrants and Derivatives

The Company reviews its convertible instruments for the existence of embedded conversion features that may require bifurcation. If certain criteria are met, the bifurcated derivative financial instrument is required to be recorded at fair value. The Company also reviews and re-assesses, at each reporting date, any common stock purchase warrants and other freestanding derivative financial instruments and classifies them on the consolidated balance sheet as equity, assets or liabilities based upon the nature of the instruments.

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

Following is the computation of basic and diluted net loss per share for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders	$(2,120,841)	$(3,689,338)
Denominator:
Weighted average number of common shares outstanding	77,748,437	74,386,340
Basic and diluted EPS	$(0.03)	$(0.05)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	317,500	545,000
Warrants	13,346,912	3,609,158
Convertible debt	—	619,266
Total shares not included in the computation of diluted losses per share	13,664,412	4,773,424

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

Note 3. Assets – Intellectual Property

On July 12, 2013, the Company, together with its wholly owned subsidiary, RenovaCare Sciences, entered into an asset purchase agreement (“APA”) with Dr. Jörg Gerlach, MD, PhD, pursuant to which RenovaCare Sciences purchased all of Dr. Gerlach’s rights, title and interest in the CellMistTM System. Acquisition related costs amounted to $52,852 and were capitalized together with the cash payment upon the closing of the transaction in July 2013 of $100,002. Intangible assets amounted to $152,854 at December 31, 2018 and 2017.

Note 4. Contract Payable

On June 9, 2014, the Company, together with its wholly owned subsidiary, RenovaCare Sciences, entered into an amended asset purchase agreement (the “Amended APA”) with Dr. Jörg Gerlach, MD, PhD, pursuant to which RenovaCare Sciences purchased all of Dr. Gerlach's rights, title and interest in the CellMist™ System. The Amended APA provided for cash payments of $300,000 as partial consideration for the purchase which are payable as follows: (a) $100,000 on December 31, 2014; (b) $50,000 on December 31, 2015; (c) $50,000 on December 31, 2017; and (d) $100,000 on December 31, 2017. At December 31, 2017, $100,000 of the amount payable to Dr. Gerlach was recorded as current liabilities in the accompanying consolidated balance sheet and was paid on January 24, 2018.

See also “Note 9. Related Party Transactions.”

Note 5. Debt

As of December 31, 2018 and 2017, the Company had the following outstanding debt balances:

	Issue Date	Maturity Date	Principal	Debt Discount	Balance	Interest Payable
As of December 31, 2018:
February 2017 Note as amended	2/23/2017	11/26/2018	$—	$—	$—	$51,225
September 2016 Note as amended	9/9/2016	11/26/2018	—	—	—	116,272
			$—	$—	$—	$167,497

As of December 31, 2017:
February 2017 Note as amended	2/23/2017	12/31/2019	$395,000	$(58,438)	$336,562	$24,074
September 2016 Note as amended	9/9/2016	12/31/2019	700,000	—	700,000	66,604
			$1,095,000	$(58,438)	$1,036,562	$90,678

February 2017 Convertible Promissory Notes

Between February 23, 2017 and March 9, 2017, the Company entered into three separate loan agreements containing identical terms (the “February 2017 Loan Agreements”) with Joseph Sierchio (“Sierchio”), an investor (the “Investor”), Paul Barbiero, a related party, and Kalen Capital Corporation (“KCC”); KCC is wholly owned by Mr. Harmel S. Rayat, the Company's majority shareholder (collectively, the “Holders”). Pursuant to the terms of the February 2017 Loan Agreements, Sierchio and the Investor each agreed to loan the Company $25,000 ($50,000 total) and KCC agreed to loan the Company $395,000 at an annual interest rate of 7% per year, compounded quarterly. Each loan was evidenced by a convertible promissory note (collectively, the “February 2017 Notes”). The February 2017 Notes, including any interest due thereon, may not be prepaid without the consent of the Holders. The February 2017 Notes were initially due on February 23, 2018, and, beginning on the one month anniversary, can be converted, at the Holders’ sole discretion, into shares of the Company’s common stock at conversion rate equal to the lesser of: (i) $3.45, the closing price of the Company’s common stock on the day prior to the issuance of the February 2017 Notes or (ii) a 20% discount to the average closing price of the Company’s common stock for the five days prior to the date on which the Holder(s) elect to convert the February 2017 Note(s), subject to a floor price of $2.76.

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

On January 29, 2018, KCC and the Company entered into an Amendment No. 1 to the February 2017 Note whereby the maturity date of the KCC February Note was extended from February 23, 2018 to December 31, 2019. On November 26, 2018, KCC and the Company entered into an Amendment No. 2 to the February 2017 Note whereby the principal amount was settled by the issuance of 296,667 units of the Company’s equity securities (the “Units”) at a price of $1.50 per Unit. Each Unit consists of: (i) one (1) share of common stock; and (ii) one (1) Series I Stock Purchase Warrant to purchase one (1) share of common stock at a price of $2.00 per share for a period of seven (7) years commencing on the date the Warrants are first issued. (the “Series I Warrants”).

The Series I Warrants do not have a cashless exercise provision. KCC does not have any registration rights with respect to the shares comprising a part of the Units or issuable upon exercise of the Series I Warrants.

During the year ended December 31, 2018, the Company recognized $27,151 of interest expense and $58,438 of accretion related to the debt discount.

September 9, 2016 Convertible Promissory Note

On September 9, 2016, the Company entered into a loan agreement (the “Loan Agreement”) with KCC. Pursuant to the terms of the Loan Agreement, KCC agreed to loan the Company up to $900,000 at an annual interest rate of 7% per year, compounded quarterly. KCC provided the Company with an initial loan in the amount of $700,000, which was evidenced by a convertible promissory note (the “Note”); the remaining $200,000 needed to be loaned prior to December 31, 2018. The Note, including any interest due thereon, may be prepaid at any time without penalty. The Note matured on December 31, 2017, but was extended to December 31, 2019 pursuant to the Amendment No. 1, dated as of January 29, 2018, to the Note. Beginning on September 9, 2017, the Note became convertible, at KCC’s sole discretion, into shares of our common stock at conversion rate equal to the lesser of: (i) $1.54, the closing price of our common stock on the day prior to the issuance of the Note or (ii) a 20% discount to the average closing price of our common stock for the five days prior to the date on which KCC elects to convert the Note, subject to a floor price of $1.23 per share. On November 26, 2018, KCC and the Company entered into an Amendment No. 2 to the February 2017 Note whereby the principal amount was settled by the issuance of 463,333 units of the Company’s equity securities (the “Units”) at a price of $1.50 per Unit. The Unit price represents a discount of $0.03 from the closing price on November 23, 2018 and a $0.05 discount to the 20-day lookback of the closing price of the Company's common stock as quoted on the OTC Markets Pink Sheets for the 20 trading days prior to the Closing Date. Each Unit consists of: (i) one (1) share of common stock; and (ii) one (1) Series I Stock Purchase Warrant to purchase one (1) share of common stock at a price of $2.00 per share for a period of seven (7) years commencing on the date the Warrants are first issued. (the “Series I Warrants”).

The Series I Warrants do not have a cashless exercise provision. KCC does not have any registration rights with respect to the shares comprising a part of the Units or issuable upon exercise of the Series I Warrants.

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

During the years ended December 31, 2018 and 2017, the Company recognized $49,680 and $51,385, respectively, of interest expense and $0 and $534,519, respectively, of accretion related to the debt discount.

Note 6. Common Stock and Warrants

Common Stock

At December 31, 2018, the Company had 500,000,000 authorized shares of common stock with a par value of $0.00001 per share, 87,175,522 shares of common stock outstanding and 19,440,765 shares reserved for issuance under the Company’s 2013 Long-Term Incentive Plan (the “2013 Plan”) as adopted and approved by the Company’s Board of Directors (the “Board”) on June 20, 2013 that provides for the grant of stock options to employees, directors, officers and consultants. See “Note 7. Stock Options” for further discussion.

During the year ended December 31, 2018, the Company had the following common stock related transactions:

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

On November 26, 2018, the Company entered into Subscription Agreements (each, a “Subscription Agreement”) with KCC, a private corporation owning in excess of 10% of the Company's issued and outstanding common stock, for the purchase and sale of 10,335,000 units of the Company's equity securities (the “Units”) at a price of $1.50 per Unit, pursuant to a private placement offering conducted by the Company (the “Offering”) for (i) aggregate cash proceeds of $14,407,500 and (ii) conversion of $1,095,000 principal amount of outstanding loan indebtedness. The Each Unit consists of: (i) one (1) share of common stock; and (ii) one (1) Series I Stock Purchase Warrant to purchase one (1) share of common stock at a price of $2.00 per share for a period of seven (7) years commencing on the date the Warrants are first issued. (the “Series I Warrants”). The Series I Warrants do not have a cashless exercise provision. KCC does not have any registration rights with respect to the shares comprising a part of the Units or issuable upon exercise of the Series I Warrants. A deemed dividend of $180,000 was incurred with respect to the difference between the floor price of the conversion feature of $395,000 of outstanding loan indebtedness. This amount is a reclassification within equity only.

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

•	On July 21, 2017, the Company completed a self-directed offering of 460,250 units of the Company's equity securities (the "Units") at a price of $2.44 per unit for $1,122,610 in aggregate proceeds (the “July 2017 Private Placement”). Each unit consists of (a) one share of common stock and one Series G Stock Purchase Warrant (the “Series G Warrants”) allowing the holder to purchase one share of the Company’s common stock at a price of $2.68 per share for a period of five years. The warrants may be exercised on a cashless basis. The relative fair value of the common stock was estimated to be $634,782. The relative fair value of the Series G Warrants was estimated to be $487,828 as determined based on the relative fair value allocation of the proceeds received. The Series G Warrants were valued using the Black-Scholes option pricing model using the following variables: market price of common stock - $2.92 per share; estimated volatility – 102.23%; 5-year risk free interest rate – 1.81%; expected dividend rate - 0% and expected life - 5 years.

•	On June 28, 2017, KCC exercised 114,493 Series F Warrants for $3.01 per share resulting in the issuance of 114,493 shares of common stock and proceeds of $344,624.

•	March 1, 2017, KCC exercised 1,326,087 Series B Warrants and 3,500,000 Series C Warrants, on a cashless basis, resulting in the issuance of 4,273,831 shares of common stock.

•	On February 17, 2017, Thomas Bold, the Company’s former President exercised options to purchase up to 40,000 shares, on a cashless basis, resulting in the issuance of 34,296 shares of common stock. Mr. Bold resigned as President and Director on March 30, 2019.

•

On February 10, 2017, Joseph Sierchio, a former member of the Company’s board of directors, exercised options to purchase up to 70,000 shares, on a cashless basis, resulting in the issuance of 38,642 shares of common stock.

•	On February 2, 2017, Kenneth Kirkland, a member of the Company’s board of directors, exercised options to purchase up to 40,000 shares, on a cashless basis, resulting in the issuance of 29,642 shares of common stock.

•	On January 10, 2017, Dr. Gerlach exercised a Series A Warrant to purchase up to 240,000 shares, on a cashless basis, resulting in the issuance of 204,571 shares of common stock.

Warrants

The following table summarizes information about warrants outstanding at December 31, 2018 and 2017:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted
Description	December 31,	December 31,	Average Exercise Price	Expiration
	2018	2017
Series A	240,000	720,000	$ 0.35	July 12, 2019
Series D	810,000	910,000	$ 1.10	June 5, 2020
Series E	584,416	584,416	$ 1.54	September 8, 2021
Series F	7,246	14,492	$ 3.45	February 23, 2022 & March 9, 2022
Series G	460,250	460,250	$ 2.68	July 21, 2022
Series H	910,000	920,000	$ 2.75	October 16, 2022
Series I	10,335,000	-	$ 2.00	November 26, 2025
Total	13,346,912	3,609,158

As consideration for the CellMistTM System and services performed in connection therewith, the Company issued to Dr. Gerlach a Series A Stock Purchase Warrant entitling him to purchase 1,200,000 shares of the Company’s common stock at an exercise price of $0.35 per share. Pursuant to the terms of the Amended APA, the Series A Warrant will vest in five equal installments of 240,000 shares on each of July 12, 2014, July 12, 2015, July 12, 2016, July 12, 2017 and July 12, 2018. On August 5, 2015, Dr. Gerlach exercised a Series A Warrant to purchase up to 240,000 shares on a cashless basis and the Company issued him 196,812 shares of common stock. On January 10, 2017, Dr. Gerlach exercised a Series A Warrant to purchase up to 240,000 shares on a cashless basis and the Company issued him 204,571 shares of common stock. On February 3, 2018, Dr. Gerlach exercised a Series A Warrant to purchase up to 480,000 shares on a cashless basis and the Company issued him 457,480 shares of common stock.

A Series B Warrant with an exercise price of $0.46 to purchase 3,500,000 shares of common stock was issued on November 29, 2013 to KCC in connection with the November 29, 2013 financing. On February 2, 2016, KCC exercised a portion of its Series B Warrant for 2,173,913 shares of the Company’s common stock resulting in proceeds of $1,000,000. On March 1, 2017, KCC exercised, in full, on a cashless basis, the remaining 1,326,087 Series B Warrants resulting in the issuance of 1,181,194 shares of common stock.

A Series C Warrant with an exercise price of $0.49, to purchase 3,500,000 shares of common stock was issued on November 29, 2013 to KCC in connection with a financing. On March 1, 2017, KCC exercised, in full, on a cashless basis, the 3,500,000 Series C Warrants resulting in the issuance of 3,092,637 shares of common stock.

Series D Warrants with an exercise price of $1.10 to purchase 1,010,000 shares of common stock were issued on June 5, 2015 in connection with the sale of units pursuant to a private placement. On December 6, 2016, 100,000 Series D Warrants were exercised resulting in the Company receiving $110,000 of proceeds. On February 13, 2018, an additional 100,000 Series D Warrants were exercised resulting in the Company receiving $110,000 of proceeds

A Series E Warrant to purchase 584,416 shares of common stock was issued on September 9, 2016 in connection with the Loan Agreement. See “Note 5. Debt” for further discussion.

Three Series F Warrants to purchase 128,985 shares of common stock were issued between February 22, 2017 and March 9, 2017 in connection with the February 2017 Loan Agreements. On June 28, 2017, KCC exercised 114,493 Series F Warrants for $3.01 per share resulting in the issuance of 114,493 shares of common stock and proceeds of $344,624. See “Note 5. Debt” for further discussion. On February 22, 2018, Joe Sierchio exercised a Series F Warrant to purchase up to 7,246 shares on a cashless basis and the Company issued him 4,899 shares of common stock.

The Series G Warrants to purchase 460,250 shares of common stock were issued on July 21, 2017 in connection with the sale of units pursuant to the July 2017 Private Placement. See above for further discussion.

The Series H Warrants to purchase 920,000 shares of common stock were issued on October 16, 2017 in connection with the sale of units pursuant to the October 2017 Private Placement. See “Note 6. Common Stock and Warrants” for further discussion. On February 22, 2018, Joe Sierchio exercised a Series F Warrant to purchase up to 10,000 shares on a cashless basis and the Company issued him 7,418 shares of common stock.

Note 7. Stock Options

On June 20, 2013, the Company’s Board adopted the 2013 Long-Term Incentive Plan and on November 15, 2013, a stockholder owning a majority of the Company’s issued and outstanding stock approved adoption to the 2013 Plan. Pursuant to the terms of the 2013 Plan, an aggregate of 20,000,000 shares of the Company’s common stock are reserved for issuance to the Company’s officers, directors, employees and consultants in order to attract and hire key technical personnel and management. Options granted to employees under the 2013 Plan, including directors and officers who are employees, may be incentive stock options or non-qualified stock options; options granted to others under the 2013 Plan are limited to non-qualified stock options. As of December 31, 2018, there were 19,440,765 shares available for grant.

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

The exercise price per share of common stock for options granted under the 2013 Plan will be the fair market value of the Company's common stock on the date of grant, using the closing price of the Company's common stock on the last trading day prior to the date of grant, except for incentive stock options granted to a holder of ten percent or more of the Company's common stock, for whom the exercise price per share will not be less than 110% of the fair market value. No option can be granted under the 2013 Plan after June 20, 2023. The Company adopted ASU 2017-09 (Compensation – Stock Compensation (Topic 718)) effective January 1, 2017 with no effect on retained deficit or other components of equity as of the beginning of the period.

Stock Option Activity

The following table summarizes stock option activity for the period ended December 31, 2018 :

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2016	385,000	1.42
Grants	310,000	4.20
Exercises	(150,000)	1.12
Outstanding at December 31, 2017	545,000	3.09
Forfeited	(40,000)	4.20
Exercises	(187,500)	1.12
Outstanding at December 31, 2018	317,500	3.41	7.68 years	70,000
Exercisable at December 31, 2018	307,500	3.49	7.76 years	60,000
Available for grant at December 31, 2018	19,440,765

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. There were 310,000 stock options granted during the year ended December 31, 2017 with a weighted-average grant date fair value of $3.38. During the year ended December 31, 2017, there were 150,000 options exercised on a cashless basis resulting in the issuance of 102,582 shares of common stock, with an aggregate intrinsic value of $397,100. Non-employee options are remeasured each reporting period and adjusted to reflect the remeasurement. Final remeasurement was done during the year ended December 31, 2018 when the options fully vested. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company's historical experience. The risk-free interest rate is based on a U.S. treasury note with maturity similar to the option award's expected life. The expected life represents the average period of time that options granted are expected to be outstanding. The assumptions for volatility, expected life, dividend yield and risk-free interest rate for options granted are presented in the table below:

	Years Ended December 31,
	2018	2017
Risk-free interest rate	2.97%	1.93% - 2.39%
Expected life in years	9.0	5.5 – 10.0
Weighted Avg. Expected Volatility	108%	98% - 106%
Expected dividend yield	0	0

The share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time is expensed ratably over the respective vesting periods. During the years December 31, 2018 and 2017, the Company recognized $170,517 and $904,004, respectively, in share-based compensation. As of December 31, 2018, the Company had $416 unrecognized compensation cost related to unvested stock options. Stock-based compensation has been included in the consolidated statement of operations as follows:

	Years Ended December 31,
	2018	2017
Research and development	$27,967	$100,630
General and administrative	142,550	803,374
Total	$170,517	$904,004

The following table summarizes information about stock options outstanding and exercisable at December 31, 2018:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
1.05	55,000	5.25	1.05	45,000	5.25	1.05
1.25	7,500	6.46	1.25	7,500	6.46	1.25
1.34	7,500	6.50	1.34	7,500	6.50	1.34
1.70	7,500	6.79	1.70	7,500	6.79	1.70
2.28	7,500	7.55	2.28	7,500	7.55	2.28
4.20	232,500	8.36	4.20	232,500	8.36	4.20
Total	317,500	7.68	$3.41	307,500	7.68	$3.49

Note 8. Commitments

Effective March 1, 2015, the Company entered into a lease agreement (the “Lease”) in the Pittsburgh Life Sciences Greenhouse at a monthly rate of $750. The Lease was renewed effective March 1, 2016 at a monthly rate of $800 through August 30, 2018. Rent expense for the years ended December 31, 2018 and 2017 was $6,400 and $9,600, respectively.

In connection with the Company’s anticipated regulatory filings, the Company has engaged StemCell Systems GmbH (“StemCell Systems”) to provide it with prototypes and related documents under various agreements. Pursuant to these engagements the Company incurred expenses of $80,229 and $219,806 in during the years ended December 31, 2018 and 2017, respectively. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a principal of StemCell Systems.

On August 1, 2017, the Company and the University of Pittsburgh entered into a Corporate Research Agreement whereby the University of Pittsburgh will perform academic research related to the Company’s technologies in exchange for $171,595 with $42,899 due on August 1, 2017; $42,899 due on November 1, 2017; $42,899 due on February 1, 2018 and $42,898 due on May 31, 2018. As of December 31, 2018, the Company has paid the amounts in full.

See also “Note 9. Related Party Transactions.”

Note 9. Related Party Transactions

As compensation for their service on the Board, Dr. Kirkland and Mr. Sierchio receive an annual retainer of $6,000, payable in equal quarterly installments in arrears. Additionally, on March 15, 2016, the Company granted to each of Dr. Kirkland and Mr. Sierchio an incentive stock option to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.91 per share; and on May 11, 2017, the Company granted to each of Dr. Kirkland and Mr. Sierchio an incentive stock option to purchase up to 75,000 shares of the Company’s common stock at an exercise price of $4.20 per share. The 50,000 options became fully vested upon grant and the 75,000 options vested 50% on the date of grant and 50% one year hence. The options may be exercised on a “cashless basis” using the formula contained therein. Compensation expense of $86,325 and $394,725  with respect to these options was recorded during the years ended December 31, 2018 and 2017 respectively.

Effective July 1, 2018, Joseph Sierchio resigned his position as a Company director. The law firm of Satterlee Stephens LLP (“Satterlee”), of which Joseph Sierchio is a partner, provides counsel to the Company. Mr. Sierchio will continue to be the Company’s primary attorney. During the years ended December 31, 2018 and 2017, the Company recognized $577,718 and $277,933 of fees for legal services billed by Satterlee. At December 31, 2018 and 2017, accounts payable to Satterlee amounted to $171,828 and $30,000, respectively.

In connection with the Company’s anticipated FDA and other regulatory filings, the Company engaged StemCell Systems to provide it with prototypes and related documents. Pursuant to this engagement the Company incurred expenses of $80,229 and $219,806 during the years ended December 31, 2018 and 2017, respectively. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a principal of StemCell Systems. Thomas Bold is a business consultant and economic advisor to StemCell Systems.

Dr. Gerlach is entitled to payments for consulting services. During the years ended December 31, 2018 and 2017, the Company recognized expenses related to Dr. Gerlach services of $7,020 and $38,540, respectively. Accounts payable to Dr. Gerlach amounted to $0 and $17,640 at December 31, 2018 and 2017, respectively.

On August 1, 2013, the Company entered into a consulting agreement, as amended on May 1, 2016, with Jatinder Bhogal, an individual owning in excess of 5% of our issued and outstanding shares of common stock, to provide consulting services to the Company through his wholly owned company, Vector Asset Management, Inc. (“VAM”). Pursuant to the consulting agreement Vector assisted the Company with identifying subject matter experts in the medical device and biotechnology industries and assisted the Company with its ongoing research, development and eventual commercialization of its Regeneration Technology. Pursuant to the amendment the monthly consulting fee was increased to $6,800 from $5,000. On June 22, 2018, the Company and VAM entered into an Executive Consulting Agreement (“ECA”) whereby Mr. Bhogal will serve as the Company’s Chief Operating Officer. The ECA supersedes the prior consulting agreement. Pursuant to the ECA, VAM will receive compensation of $120,000 per year. During the year ended December 31, 2018 and 2017, the Company recognized expenses of $103,467 and $81,600, respectively for consulting services provided by VAM.

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

On February 10, 2017, Joseph Sierchio, a former member of the Company’s board of directors, exercised options to purchase up to 70,000 shares, on a cashless basis, resulting in the issuance of 38,642 shares of common stock.

On February 17, 2017, Thomas Bold, the Company’s former President exercised options to purchase up to 40,000 shares, on a cashless basis, resulting in the issuance of 34,296 shares of common stock.

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

On February 3, 2018, Thomas Bold, the Company’s former President, exercised options to purchase up to 60,000 shares, on a cashless basis, resulting in the issuance of 44,086 shares of common stock.

On August 1, 2017, the Company and the University of Pittsburgh entered into a Corporate Research Agreement whereby the University of Pittsburgh will perform academic research related to the Company’s technologies in exchange for $171,595. During the years ended December 31, 2018 and 2017, the Company paid the University of Pittsburgh $nil and $171,595, respectively, pursuant to the Corporate Research Agreement. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a professor at the University.

During the year ended December 31, 2018, the Company was offered executive office space located at 9375 E. Shea Blvd., Suite 107-A, Scottsdale, AZ 85260 for consideration of $1 per year. The executive office space is owned indirectly by Harmel S. Rayat, the Company’s majority shareholder and Chairman and CEO.

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

On December 22, 2017, the President of the United States signed into law H.R. 1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Cuts and Jobs Act”). ASC Topic 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment. The Tax Cuts and Jobs Act made significant changes to existing U.S. tax law, including, but not limited to, a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%, imposition of a one-time tax on deferred foreign income (“Repatriation Transition Tax”), adoption of a participation exemption system with respect to the taxation of future dividends received from foreign corporations, and repeal of the corporate alternative minimum tax system. Other significant changes in the Tax Cuts and Jobs Act include taxing payments made to foreign related parties that are deemed to be excessive, imposing a minimum tax on certain foreign earnings, requiring (beginning after December 31, 2021) the capitalization and subsequent amortization of certain research and development related expenses, and placing additional limits on the use of net operating losses and the deductibility of certain executive compensation. The reduction of the Company’s deferred tax assets resulting from the Tax Cuts and Jobs Act’s reduction in the U.S. federal corporate income tax rate from 35% to 21% amounted to $1,831,000 during 2017 with an offsetting decrease to the valuation allowance with no effect on the Statement of Operations. There has been no change to the amount determined in 2017.

There is no current or deferred tax expense for 2018 and 2017, due to the Company’s loss position. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a full valuation allowance against the deferred tax asset. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities is a result of the following at December 31:

	2018	2017
Deferred tax assets:
Net operating loss and contribution carryforwards	$3,068,000	$2,480,000
Intangible asset	85,000	85,000
Capital loss carryforward	—	146,000
Stock-based compensation	208,000	247,000
	3,361,000	2,958,000
Valuation allowance	(3,361,000)	(2,958,000)
Net deferred tax assets	$—	$—

The 2018 increase in the valuation allowance was $403,000 compared to a decrease of $792,000 in 2017.

The Company has available net operating loss and contribution carryforwards of approximately $14,612,000 for tax purposes to offset future taxable income which $11,592,000 incurred prior to 2018 expire commencing 2019 through to the year 2037 while $3,020,000 incurred in 2018 do not expire. The capital loss carryforward expired during 2018. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss and contribution carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period. The tax years 2015 through 2018 remain open to examination by federal agencies and other jurisdictions in which it operates.

A reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for the years ended December 31 follows:

	2018	2017
Statutory federal income tax rate	21%	34%
Permanent differences and other	(2%)	(5%)
Deferred tax impact from tax rate change	0%	(50%)
Valuation allowance	(19%)	21%
	0%	0%

Note 11. Subsequent Events

Management has reviewed material events subsequent of the period ended December 31, 2018 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we performed an evaluation under the supervision of and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Acting Principal Financial Officer concluded, as of the end of the period covered by this Annual Report that our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting as discussed and defined in Management’s Report on Internal Control over Financial Reporting referred to below.

Our management has concluded that our consolidated financial statements for the periods covered by and included in this Annual Report are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

Evaluation of and Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was not effective at December 31, 2018 because of the material weaknesses described below.

Based on the COSO criteria, management identified control deficiencies that constitute material weaknesses. A “material weakness”, as defined by COSO, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is more than a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses in our internal control over financial reporting:

•	Ineffective control environment due to an insufficient number of independent board members, insufficient oversight of work performed, and the lack of compensating controls over financial reporting due to limited personnel;

•	Ineffective design, implementation, and documentation of internal controls impacting financial statement accounts and general controls over technology pertaining to user access and segregation of duties, banking and disbursements, and financial accounting system applications; and

•	Ineffective monitoring controls related to the financial close and reporting process, including management’s risk assessment process and its identification, evaluation, and timely remediation of control deficiencies

We have not had sufficient time to fully remediate the aforementioned deficiencies and/or there was insufficient passage of time to evidence that the controls that were implemented during 2019 were effective. Therefore, the aforementioned control deficiencies continued to exist as of December 31, 2018. We believe the control deficiencies described herein, individually and when aggregated, represent material weakness in our internal control over financial reporting at December 31, 2018 since such deficiencies result in a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements may not be prevented or detected on a timely basis by our internal controls. As a result of our assessment, we have therefore concluded that our internal control over financial reporting was not effective at December 31, 2018.

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

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), or in factors that could materially affect internal controls, during the quarter ended December 31, 2018, or subsequent to the date that management completed their evaluation, that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table and text set forth the names and ages of all directors and executive officers of our company as of April 9, 2019. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships between or among the directors, executive officers or persons nominated or charged by our company to become directors or executive officers. Executive officers serve at the discretion of the Board, and are appointed to serve by the Board.

Name	Age	Position	Director / Officer Since
Patsy Trisler	69	Vice-President, Regulatory & Clinical Affairs	April 1, 2014
Harmel S. Rayat	58	Chief Executive Officer	March 2018
Kenneth Kirkland	75	Director	August 2013

Set forth below are the names of all directors and executive officers, all positions and offices with us held by each person, the period during which each has served as such, the principal occupations and employment of such persons during at least the last five years, and other director positions held currently or during the last five years:

Thomas Bold.  Since 2013 Mr. Bold has been serving as a Business Consultant and Economic Advisor for StemCell Systems, GmbH. In this position he serves as a member of the steering committee of a multinational research project sponsored by the European Commission. From 2004 through 2012 Mr. Bold served as the CEO of StemCell Systems GmbH, a Berlin-based biomedical company engaged in the development and commercialization of advanced cell culture bioreactors. During his time in this position Mr. Bold managed several national and international research and development projects for the company. Mr. Bold has more than 15 years of professional business experience in the field of medical biotechnology device manufacturing, stem cell culture technology platform development and regenerative medicine research project management and product development. Mr. Bold has co-founded several start-up companies in Germany and specializes in structuring and management of new ventures and organizations. He initiated and managed successful business/R&D collaborations between many company and university partners and has been involved in successful patent application processes and IP portfolio management. Mr. Bold has assisted companies in securing millions of dollars of funding from local and national German research organizations and the European Commission and managed national and international life science R&D projects for Hybrid Organ GmbH, StemCell Systems GmbH and the Charité Medical Faculty of the Berlin Universities, Germany. He initiated and managed several skin therapy project consortia on wound dressing development, skin cell isolation technologies and skin cell spray deposition devices. Mr. Bold received his Bachelor's degree in Business Management from the University of Cologne, Germany and his Diplom-Kaufmann (Masters') degree in Business Management, Economic Journalism and American Economy from the Freie Universität Berlin. On March 30, 2019, Mr. Bold resigned his position as the Company’s President and as a member of the Board of Directors. Mr. Bold will continue to provide consulting services to the company pursuant to an at will consulting agreement.

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

Harmel S. Rayat. Mr. Rayat is the president and sole stockholder of Kalen Capital Corporation. Mr. Rayat is also a director of SolarWindow Technologies, Inc. Mr. Rayat established, and is the majority stockholder of ,Talia Jevan Properties, Inc. in 2006 to acquire and manage high-quality, relatively low-risk commercial real estate properties, with an emphasis on Class-A properties in prominent cities qualified by size, economic strength, growth potential, social and cultural diversity, geographical appeal, and most importantly, a superior risk adjusted return on investment. Starting with no legacy assets, a personal equity investment of $20 million and following a risk-adjusted acquisition strategy and a proactive managerial mindset heavily focused on providing exceptional service to tenants, Mr. Rayat has since built a commercial real estate portfolio valued at almost $200 million, using modest leverage.

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

Stephen Yan-Klassen. Mr. Yan-Klassen is a Chartered Professional Accountant (“CPA”), a Certified Management Accountant (“CMA”). Mr. Yan-Klassen was a senior manager at Wolrige Mahon Collins Barrow LLP and at BDO Canada LLP, and a practicing CPA at Amisano Hanson Chartered Accountants. Mr. Yan-Klassen’s public company accounting experience includes over fifteen years of auditing financial statements for SEC, Canadian Securities Exchange and TSX Venture Exchange reporting issuers. Areas of expertise include companies with operations in technology, energy, manufacturing and mining in North and South America, Africa, and Southeast Asia.

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

While the Board is solely responsible for the selection and nomination of directors, the Board may consider nominees recommended by stockholders as it deems appropriate. The Board evaluates each potential nominee in the same manner regardless of the source of the potential nominee's recommendation. Although we do not have a policy regarding diversity, the Board does take into consideration the value of diversity among Board members in background, experience, education and perspective in considering potential nominees for recommendation to the Board for selection. Stockholders who wish to recommend a nominee should send nominations to our Chief Executive Officer, Harmel S. Rayat, 9375 East Shea Blvd., Suite 107-A, , Scottsdale, AZ 85260, and include all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected.

Directors’ and Officers’ Liability Insurance

We currently maintain directors’ and officers’ liability insurance coverage.

Legal Proceedings

None of or directors or officers are involved in any legal proceedings as described in Regulation S-K (§229.401(f)).

Compliance with Section 16(a) of the Exchange Act

Because we do not have a class of equity securities registered pursuant to section 12 of the Exchange Act we are not required to make the disclosures required by Item 405 of Regulation S-K.

Code of Ethics

We have adopted a Code of Ethics that applies to all our officers, directors and employees, including our Chief Executive Officer and Chief Financial Officer, which complies with the requirements of the Sarbanes-Oxley Act of 2002 and applicable FINRA listing standards. Accordingly, the Code of Ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, timely, accurate and clear public disclosures, compliance with all applicable laws, rules and regulations, the prompt internal reporting of violations of the Code of Ethics, and accountability. Our Code of Ethics is available on our website at http://www.renovacareinc.com. To access our Code of Ethics, click on “Investors”, and then click on “Investor Briefcase” and then click on “Code of Ethics”.

A copy of our Code of Ethics may be obtained at no charge by sending a written request to our Chief Executive Officer, Harmel S. Rayat, 9375 East Shea Blvd., Suite 107-A, Scottsdale, AZ 85260.

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

Communications with the Board of Directors

Stockholders who wish to communicate with the Board may do so by addressing their correspondence to the Board at RenovaCare, Inc. 9375 East Shea Blvd., Suite 107-A, Scottsdale, AZ 85260. The Board has approved a process pursuant to which the CEO reviews and forwards correspondence to the appropriate director or group of directors for response.

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

The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the President; the Chief Financial Officer (“CFO); and the three other most highly-compensated executive officers other than the CEO and CFO who were serving as our executive officers during the last two fiscal years (“Named Executive Officers”).

Name and principal position	Year December 31,	Salary/ consulting fee ($)	Bonus ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Thomas Bold(1)	2018	100,000	—	—	—	—	100,000
former President and interim CFO	2017	100,000	—	—	248,700	—	348,700
Patsy Trisler(2)	2018	60,000	—	—	—	—	60,000
VP – Clinical & Regulatory	2017	60,000	—	—	—	—	60,000
Jatinder Bhogal(3)	2018	103,467	—	—	—	—	103,467
Chief Operating Officer	2017	81,600	—	—	—	—	81,600
Stephen Yan-Klassen(4)	2018	5,000	—	—	—	—	5,000
CFO	2017	—	—	—	—	—	—

(1) On December 1, 2013, the Company appointed Mr. Bold as our President & CEO. On October 8, 2016, Mr. Bold assumed the role of Chief Financial Officer commensurate with the resignation of Rhonda Rosen. On December 1, 2013 we entered into the Consulting Agreement with Mr. Bold. Pursuant to the terms of the Consulting Agreement, Mr. Bold is expected to serve on a part-time basis and will receive an annual fee of $100,000, payable in 12 equal installments, which is prorated for any partial months during the term of the Consulting Agreement. In addition to Mr. Bold’s fee, he was issued a stock option to purchase up to 40,000 shares of common stock at an exercise price of $0.75 per share, the closing price of our common stock as quoted on the OTCQB on November 29, 2013, a stock option to purchase up to 60,000 shares of common stock at an exercise price of $1.91 per share, the closing price on March 15, 2016, and a stock option to purchase up to 75,000 shares of common stock at an exercise price of $4.20 per share, the closing price on May 11, 2017. The options may be exercised on a “cashless basis” using the formula contained therein and vest as follows: (a) 20,000 vested on December 1, 2014; (b) 20,000 vested on December 1, 2015; (c) 60,000 vested on March 16, 2016; (d) 37,500 vested on May 11, 2017; and (e) 37,500 vested on May 11, 2018. On March 30, 2019 Mr. Bold resigned as President.

(2) On April 1, 2014, the Company appointed Ms. Patsy Trisler as our Vice President – Clinical & Regulatory Affairs and entered into an at-will consulting agreement with Ms. Trisler pursuant to which we granted Ms. Trisler an option to purchase up to 50,000 shares of the Company’s common stock at a price of $1.05 per share, the closing price of the Company’s common stock as quoted on the OTCQB on April 1, 2014 and receives an annual fee of $60,000, payable in 12 equal installments. The options may be exercised on a “cashless basis” using the formula contained therein and, subject to Ms. Trisler’s continued service, the options vest(ed) as follows, 10,000 on: (a) April 1, 2015; (b) April 1, 2016; (c) April 1, 2017; (d) April 1, 2018; and (e) April 1, 2019.

(1) On June 11, 2018, the Company appointed Mr. Jatinder S. Bhogal as Chief Operating Officer.

(4) On October 22, 2018, the Company appointed Mr. Stephen Yan-Klassen as Chief Financial Officer.

Outstanding Equity Awards at Fiscal-Year End

The following table sets forth information regarding equity awards that have been previously awarded to each of the Named Executives and which remained outstanding as of December 31, 2018.

Option Awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Option Exercise Price ($)	Option Expiration Date
Thomas Bold (former President)	60,000	-	1.91	March 15, 2026
	37,500	37,500	4.20	May 11, 2028
Patsy Trisler	30,000	20,000	1.05	March 31, 2025

Long-Term Incentive Plans

On June 20, 2013, our Board adopted our 2013 Long-Term Incentive Plan and on November 15, 2013, a stockholder owning a majority of our issued and outstanding stock approved adoption to the 2013 Plan. Pursuant to the terms of the 2013 Plan, an aggregate of 20,000,000 shares of our common stock are reserved for issuance to our officers, directors, employees and consultants in order to attract and hire key technical personnel and management. Options granted to employees under the 2013 Plan, including directors and officers who are employees, may be incentive stock options or non-qualified stock options; options granted to others under the Incentive Plan are limited to non-qualified stock options. As of December 31, 2018, there were 19,338,572 shares available for grant.

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

Employment Contracts

On March 30, 2019, Mr. Thomas Bold and the Company entered into a termination agreement (the “Agreement”) pursuant to which Mr. Bold resigned his position as (i) the Company’s President and (ii) a member of the Company’s Board of Directors.

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

We reimburse our directors for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board. We do not pay director compensation to directors who are also employees. All non-employee directors are paid a director’s fee. Our Board may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. Effective as of August 1, 2013, we agreed to pay non-employee directors an annual fee of $6,000 for their services , paid quarterly. Directors are entitled to participate in, and have been issued options under, our 2013 Long-Term Stock Incentive Plan.

The following table reports all compensation we paid to non-employee directors during the last two fiscal years.

Name		Fees earned or paid in cash (1) ($)	Option awards Aggregate Grant Date Fair Value ($)(2)	Total ($)
Joseph Sierchio(3)	2018	3,000	-	3,000
	2017	6,000	248,700	254,700
Kenneth Kirkland	2018	6,000	-	6,000
	2017	6,000	248,700	254,700

(1) The amounts in this column represent the quarterly compensation.

(2) The amounts in this column represent the total fair value assigned to options granted in 2018 and 2017 to Messrs. Kirkland and Sierchio.

(3) The amounts set forth in this table do not include fees paid to legal firms associated with Mr. Sierchio.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	% of Class Owned (2)
Directors and Officers
Thomas Bold, former President (3)	163,379	*
Patsy Trisler (4)	40,000	*
Kenneth Kirkland (5)	145,675	*
		*
All Directors and Officers as a Group (4 people)	349,054

5% Shareholders
Kalen Capital Corporation (7) The Kalen Capital Building 688 West Hastings St. Suite 700 Vancouver, BC V6B 1P1	53,872,037	75.44
Jatinder Singh Bhogal (8) 1962 Knox Road Vancouver, BC V6T1S6	5,029,425	5.96

* less than 1%

(1) Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock and except as indicated the address of each beneficial owner is 9375 East Shea Blvd., Suite 107-A,  Scottsdale, AZ 85260.

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

(3) Consists of 5,000 shares of common stock and a Series D Warrant to purchase 5,000 shares of common stock purchased by Mr. Bold in a private placement we conducted in 2015; 78,379 shares received upon the cashless exercise of 100,000 options and vested options to purchase up to 75,000 shares of common stock.

(4) Ms. Trisler was appointed as our Vice President – Clinical & Regulatory Affairs on April 1, 2014; as part of her appointment she was granted a stock option to purchase up to 50,000 shares of common stock. The option vests in five equal installments of 10,000 on April 1, 2015-2019, subject to her continued service with the Company.

(5) Consists of 70,675 shares issued upon the cashless exercise of options and vested options to purchase 75,000 shares of common stock.

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

(7) Kalen Capital Corporation is a private Alberta corporation wholly owned by Mr. Harmel Rayat. In such capacity, Mr. Rayat may be deemed to have beneficial ownership of these shares. Consists of (a) 49,449,037 shares of common stock; (b) a Series D Warrant to purchase up to 800,000 shares of common stock at an exercise price of $1.10 per share through June 5, 2020; (c) a Series E Warrant to purchase up to 584,416 shares of common stock at an exercise price of the lesser of $1.54, or a 20% discount to the average closing price of our common stock for the five days prior to the date on which the Series E Warrant is exercised, through September 9, 2021; (d) a Series G Warrant to purchase up to 410,000 shares of common stock at an exercise price of $2.68 per share through July 21, 2022; (e) a Series I Warrant to purchase up to 10,335,000 shares of common stock at an exercise price of $2.00 per share through November 26, 2025 Each of KCC’s warrants may be exercised on a cashless basis other than the Series I Warrant. For tax purposes, a portion of the debt and equity securities of owned by KCC have been assigned to Kalen Capital Holdings, LLC, its wholly owned subsidiary.

(8) Includes (a) 2,529,425 shares of common stock held by Boston Financial Group, Ltd., and (b) 2,500,000 shares of common stock held by 1420527 Alberta Ltd., Mr. Bhogal is the sole principal of each entity and in such capacity, Mr. Bhogal may be deemed to have beneficial ownership of these shares. Does not include 30,800 shares of stock owned by Mr. Bhogal’s wife, of which he disclaims beneficial ownership. Mr. Bhogal is the President and sole shareholder of Vector Asset Management, Inc., which provides us with consulting services.

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

The following are related party transactions for the fiscal years ended December 31, 2018 and 2017:

The law firm of Satterlee Stephens LLP (“Satterlee”), of which Joseph Sierchio, one of the Company’s former directors, is a partner, provides counsel to the Company. Mr. Sierchio is the Company’s primary attorney. During the years ended December 31, 2018 and 2017, the Company recognized $577,718 and $277,933 of fees for legal services billed by firms associated with Mr. Sierchio. At December 31, 2018 and 2017, the Company owed Satterlee $171,828 and $30,000 which is included in accounts payable. Mr. Sierchio continues to serve as a director of the Company. Effective June 30, 2018 Mr. Sierchio resigned as a director of the Company.

In connection with the Company’s anticipated FDA and other regulatory filings, the Company engaged StemCell Systems to provide it with prototypes and related documents. Pursuant to this engagement the Company incurred expenses of $80,229 and $219,806 during the years ended December 31, 2018 and 2017, respectively. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a principal of StemCell Systems.

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

On February 23, 2017, the Company entered into two of the February 2017 Loan Agreements with Sierchio and KCC pursuant to which Sierchio loaned the Company $25,000 and KCC loaned $395,000 at an interest rate of 7%. On October 19, 2017, the Company repaid the Sierchio in full, including $25,000 of note principal and $1,149 of accrued interest. The remaining note with KCC was amended on January 29, 2018 to extend the maturity date to December 31, 2019. The February 2017 Note could be converted into shares of the Company’s common stock at conversion rate equal to the lesser of: (i) $3.45; or (ii) a 20% discount to the average closing price of the Company’s common stock for the five days prior to the date on which the Holder(s) elect to convert the February 2017 Note(s), subject to a floor price of $2.76. Per the February 2017 Loan Agreement, the Company issued Sierchio, and KCC a Series F Warrant to purchase up to 7,246 shares and 114,493 shares, respectively, of the Company’s common stock. See “Note 5. Debt” in the notes to the consolidated financial statements included in this Form 10-K for further discussion. On November 26, 2018 the February 2017 Note was further amended and settled pursuant to a private placement agreement. See “Note 6. Common Stock and Warrants” in the notes to the consolidated financial statements included in this Form 10-K for further discussion.

On September 9, 2016, the Company entered into the Loan Agreement with KCC whereby KCC loaned the Company $700,000 at an interest rate of 7%. The Note was amended on January 29, 2018 to extend the maturity date to December 31, 2019. As of September 9, 2017, the Note, can be converted into shares of the Company’s common stock at conversion rate equal to the lesser of: (i) $1.54; or (ii) a 20% discount to the average closing price of the Company’s common stock for the five days prior to the date on which KCC elects to convert the Note, subject to a floor price of $1.23. Per the Loan Agreement, the Company issued KCC a Series E Warrant to purchase up to 584,416 shares of the Company’s common stock. See “Note 5. Debt” in the notes to the consolidated financial statements included in this Form 10-K for further discussion. On November 26, 2018 the Note was further amended and settled pursuant to a private placement agreement. See “Note 6. Common Stock and Warrants” in the notes to the consolidated financial statements included in this Form 10-K for further discussion.

For related party transactions that do not exceed $120,000 please see “Note 9. Related Party Transactions” in the notes to the consolidated financial statements included in this Form 10-K for further discussion.

Item 14. Principal Accounting Fees and Services

INDEPENDENT PUBLIC ACCOUNTANTS

The Board has appointed Marcum LLP (“Marcum”) as the company’s independent registered public accounting firm for the fiscal year ending December 31, 2018. Marcum has served as the company’s registered public accountant since October 2018.

At a meeting held on October 22, 2018, the Board approved the dismissal of Peterson Sullivan, LLP (“Peterson”) as our independent registered public accounting firm, effective October 22, 2018, and the appointment of Marcum as our independent registered public accounting firm, effective October 22, 2018, to perform independent audit services for the fiscal year ending December31, 2018. The reports of Peterson on our consolidated financial statements for the fiscal years ended December 31, 2017 and 2016 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal years ended December 31, 2017 and 2016, and the subsequent interim period through October 22, 2018, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with Peterson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement if not resolved to the satisfaction of Peterson would have caused Peterson to make reference thereto in its reports.

During the fiscal years ended December 31, 2017 and 2016, and the subsequent interim period through September 30, 2018, neither we nor anyone on our behalf consulted with Marcum regarding (i) either: the application of accounting principles to a specific transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and either a written report or oral advice was provided to us that Marcum concluded was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K or any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

Our Board, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders. The Board has considered the audit fees, audit-related fees, tax fees and other fees paid to out independent registered public accounting firm, as disclosed below, and has determined that the payment of such fees is compatible with maintaining the independence of the accountants.

We do not currently have an audit committee.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by our auditors during the years ended December 31, 2018 and 2017:

	Year Ended
	December 31,
	2018	2017
Audit fees	$58,500	$37,382
Audit-related fees	23,600	18,292
Tax fees	3,200	4,200
Total fees	$85,300	$59,874

Audit Fees

Audit fees for the years ended December 31, 2018 and 2017, totaled $45,000 and $37,382, respectively, and consist of the aggregate fees billed by Marcum LLP (2017: Peterson Sullivan) for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q during the years ended December 31, 2018 and 2017.

Audit-Related Fees

Audit-related fees for the years ended December 31, 2018 and 2017, totaled $23,600 and $18,292, respectively, and consist of the aggregate fees billed by Peterson Sullivan for discussions and research related to financial reporting inquires and the review and providing of consents for our registration statement on Form S-1, Form S-3 and Form S-8 and amendments thereto that were filed with the SEC.

Tax Fees

Tax fees for the years ended December 31, 2018 and 2017, totaled $3,200 and $4,200, respectively, and consist of the aggregate fees billed by Peterson Sullivan for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

There were no fees billed to us for products and services provided by Marcum LLP (2017: Peterson Sullivan LLP), other than reported under Audit Fees, Audit-Related Fees and Tax Fees for the years ended December 31, 2018 and 2017.

The Board feels that the services rendered by Marcum LLP and Peterson Sullivan were compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as a part of this Form 10-K.

1. Financial Statements

The following financial statements, notes related thereto and reports of independent auditors are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets as of December 31, 2018 and 2017
•	Statements of Operations for the years ended December 31, 2018 and 2017
•	Statements of Stockholders’ Equity for the years ended December 31, 2018 and 2017
•	Statements of Cash Flows for the years ended December 31, 2018 and 2017
•	Notes to Financial Statements

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

RENOVACARE, INC.

Date: April 12, 2019	By:	/s/ Harmel S. Rayat
	Name:	Harmel S. Rayat
	Title:	Chief Executive Officer, (Principal Executive Officer,)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Patsy Trisler Patsy Trisler	Vice-President - Clinical & Regulatory Affairs	April 12, 2019

/s/ Kenneth Kirkland Kenneth Kirkland	Director	April 12, 2019

/s/ Stephen Yan-Klassen Stephen Yan-Klassen	Chief Financial Officer	April 12, 2019

Exhibit Index

Exhibit #	Description of Exhibit
3.1	Articles of Incorporation, as amended, of the Company, incorporated by reference and included in the Company’s Registration Statement on Form 10-SB 12g filed on May 11, 1999, SEC file number 000-30156-99616992.
3.2	Articles of Incorporation, as amended, of the Company incorporated by reference and included in the Company’s Form 8-K filed on January 10, 2011, SEC file number 000-30156-11520181.
3.3	Articles of Incorporation, as amended, of the Company incorporated by reference and included in the Company’s Form 8-K filed on January 10, 2014, SEC file number 000-30156-14521612.
3.4	By-laws of the Company incorporated by reference and included in the Company’s Registration Statement on Form 10-SB 12g filed on May 11, 1999, SEC file number 000-30156-99616992.
4.1†	Form of Series A Common Stock Purchase Warrant dated July 12, 2013, incorporated by reference and included in the Company’s Form 8-K filed on July 18, 2013, as amended on November 21, 2013 and December 27, 2013, SEC file number 000-30156-131300357.
4.2	Form of Stock Purchase Warrant, incorporated by reference and included in the Company’s Form 8-K filed on December 5, 2013, SEC file number 000-30156-131259657.
4.3	Registration Rights Agreement dated November 29, 2013, between Kalen Capital Corporation and the Company, incorporated by reference and included in the Company’s Form 8-K filed on December 5, 2013, SEC file number 000-30156-131259657.
4.4	Form of Series D Common Stock Purchase Warrant, incorporated by reference and included in the Company’s Form 8-K filed on June 10, 2015, SEC file number 000-30156-15981571.
4.5	Convertible Promissory Note dated September 9, 2016, between Kalen Capital Corporation and the Company; incorporated by reference and included in the Company’s Form 8-K filed on September 16, 2016, SEC file number 000-30156-161888353
4.6	Series E Stock Purchase Warrant dated September 9, 2016; incorporated by reference and included in the Company’s Form 8-K filed on September 16, 2016, SEC file number 000-30156-161888353
4.7	Form of Convertible Promissory Note dated February 23, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 1, 2017, SEC file number 000-30156-17654590
4.8	Form of Series F Stock Purchase Warrant dated February 23, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 1, 2017, SEC file number 000-30156-17654590
4.9	Convertible Promissory Note dated March 9, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 14, 2017, SEC file number 000-30156-17686968
4.10	Form of Series G Stock Purchase Warrant dated July 21, 2017; incorporated by reference and included in the Company’s Form 8-K filed on July 24, 2017, SEC file number 000-30156-17978114
4.11	Form of Series H Stock Purchase Warrant dated October 16, 2017; incorporated by reference and included in the Company’s Form 8-K filed on October 18, 2017, SEC file number 000-30156-171141509
4.11	Form of Subscription Agreement dated July 21, 2017; incorporated by reference and included in the Company’s Form 8-K filed on July 24, 2017, SEC file number 000-30156-17978114
4.12	Form of Securities Purchase Agreement dated October 16, 2017; incorporated by reference and included in the Company’s Form 8-K filed on October 18, 2017, SEC file number 000-30156-171141509
10.1	Employment Agreement dated June 20, 2013, between Rhonda B. Rosen and the Company, incorporated by reference and included in the Company's Form 8-K filed on June 26, 2013, SEC file number 000-30156-131259657
10.2	Asset Purchase Agreement dated as of June 21, 2013, between Jörg Gerlach, MD, PhD and the Company, incorporated by reference and included in the Company's Form 8-K filed on July 18, 2013, as amended on November 21, 2013 and December 27, 2013, SEC file number 000-30156-131300357
10.3§	Form of Stock Option Agreement, incorporated by reference and included in the Company’s Form 8-K filed on June 26, 2013, SEC file number 000-30156-131259657.
10.4	Finder's Agreement dated August 13, 2013, between Vector Asset Management, Inc. and the Company, incorporated by reference and included in the Company's Form 10-Q filed on August 14, 2013, SEC file number 000-30156-13109753
10.5	At-Will Executive Services Agreement dated October 1, 2013, between Rhonda B. Rosen and the Company, incorporated by reference and included in the Company's Form 10-Q filed on November 14, 2013, SEC file number 000- 30156-13129717

10.6	Subscription Agreement for 3,500,000 units dated November 29, 2013, between Kalen Capital Corporation and the Company, incorporated by reference and included in the Company's Form 8-K filed on December 5, 2013, SEC file number 000-30156-131259657
10.7	At-Will Consulting Agreement effective as of December 1, 2013, between Thomas Bold and the Company, incorporated by reference and included in the Company's Form 8-K filed on December 5, 2013, SEC file number 000-30156- 131259657
10.8	Stock Purchase Agreement dated December 31, 2013, between Duke Mountain Resources, Inc., Fostung Resources Ltd. and the Company, incorporated by reference and included in the Company's Form 8-K filed on January 7, 2014, SEC file number 000-30156-14513586
10.9	At-Will Consulting Agreement effective as of April 1, 2014, between Patsy Trisler and the Company, incorporated by reference and included in the Company's Form 8-K filed on April 7, 2014, SEC file number 000-30156- 14838542
10.10	Stock Option Agreement dated April 1, 2014, between Patsy Trisler and the Company, incorporated by reference and included in the Company's Form 8-K filed on April 7, 2014, SEC file number 000-30156-14838542
10.11	Stock Option Agreements dated August 14, 2014, between Kenneth Kirkland, Joseph Sierchio, Rhonda B. Rosen and the Company, incorporated by reference and included in the Company's Form 8-K filed on August 20, 2014, SEC file number 000-30156-141054256
10.12	Post-Closing Amendment to Asset Purchase Agreement between Jörg Gerlach, MD, PhD and the Company, incorporated by reference and included in the Company's Form 8-K filed on September 15, 2014, SEC file number 000- 30156-141102510
10.13	Option Agreement dated May 1, 2015 between Jörg Gerlach, MD, PhD and the Company, incorporated by reference and included in the Company’s Form 8-K filed on May 5, 2015; SEC file number 000-30156-158333270.
10.14	Form of Subscription Agreement, incorporated by reference and included in the Company’s Form 8-K filed on June 10, 2015, SEC file number 000-30156-15923671.
10.15	Loan Agreement between Kalen Capital Corporation and the Company; incorporated by reference and included in the Company’s Form 8-K filed on September 16, 2016, SEC file number 000-30156-161888353
10.16	Form of Loan Agreement dated February 23, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 1, 2017, SEC file number 000-30156-17654590
10.17	Loan Agreement dated March 9, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 14, 2017, SEC file number 000-30156-17686968
10.18	Amendment to Loan Agreement between Joseph Sierchio and the Company dated March 9, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 14, 2017, SEC file number 000-30156-17686968
10.19	Amendment to Loan Agreement between Kalen Capital Corporation and the Company dated March 9, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 14, 2017, SEC file number 000-30156-17686968
10.20	Form of Subscription Agreement dated July 21, 2017; incorporated by reference and included in the Company’s Form 8-K filed on July 24, 2017, SEC file number 000-30156-17978114
10.21	Form of Securities Purchase Agreement dated October 16, 2017; incorporated by reference and included in the Company’s Form 8-K filed on October 18, 2017, SEC file number 000-30156-171141509
10.22*	January 29, 2018 Amendment to Convertible Promissory Note dated February 23, 2017
10.23*	January 29, 2018 Amendment to Convertible Promissory Note dated September 9, 2016
10.24*	Corporate Research Agreement dated August 1, 2017
10.25*	Amendment to Consulting Agreement dated May 1, 2016 between Vector Asset Management, Inc. and the Company
10.26	January 29, 2018 First Amendment to Loan Agreement dated February 23, 2017
10.27	January 29, 2018 First Amendment to Loan Agreement dated September 9, 2016
10.28	Executive Consulting Agreement dated June 22, 2018, incorporated by reference and included in the Company’s Form 8-K filed on June 25, 2018, SEC file number 000-30156-18916934

14.1	Code of Ethics, incorporated by reference and included in the Company’s Form 10-K file on April 15, 2009, SEC file number 000-30156-09750383.
23.1	Consent of Peterson Sullivan*
23.2	Consent of Marcum LLP
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).**
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	2013 Long-Term Incentive Plan, incorporated by reference and included in the Company’s Form 8-K filed on June 26, 2013, SEC file number 000-30156-13933444.

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension - Schema Document**
101.CAL	XBRL Taxonomy Extension - Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension - Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension - Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension - Presentation Linkbase Document**

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