Form 10-Q
period 2019-03-31
RenovaCare, Inc.
filed 2019-05-15
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30156

RENOVACARE, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0384030
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

9375 E. Shea Blvd., Suite 107-A, Scottsdale, AZ 85260	888-398-0202
(Address of principal executive offices)	(Registrant's telephone number, including area code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)
Smaller reporting company	☒	Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act):

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: None.

As of May 8, 2019, the registrant had 87,175,522 shares of its common stock, par value $0.00001 per share, issued and outstanding.

RENOVACARE, INC.

FORM 10-Q

For The Quarter Ended March 31, 2019

PART I

Item 1. Financial Statements

RENOVACARE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2019 AND DECEMBER 31, 2018

	March 31, 2019	December 31, 2018
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$14,943,550	$15,397,524
Prepaid expenses and deposits	138,655	168,707
Total current assets	15,082,205	15,566,231

Equipment, net of accumulated depreciation of $766 and $687, respectively	185	264
Intangible assets	152,854	152,854
Total assets	$15,235,244	$15,719,349

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$249,492	$222,163
Accounts payable - related parties	10,000	3,000
Interest payable to related parties	167,497	167,497
Total current liabilities	426,989	392,660

Total liabilities	426,989	392,660

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.00001 par value; 500,000,000 shares authorized, 87,175,522 shares issued and outstanding at March 31, 2019 and December 31, 2018	872	872
Additional paid-in capital	32,188,412	32,187,580
Retained deficit	(17,381,029)	(16,861,763)
Total stockholders' equity	14,808,255	15,326,689
Total liabilities and stockholders' equity	$15,235,244	$15,719,349

(See accompanying notes to unaudited consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	Three Months Ended March 31,
	2019	2018

Revenue	$-	$-

Operating expense
Research and development	194,510	125,111
General and administrative	409,461	449,558
Total operating expense	603,971	574,669

Loss from operations	(603,971)	(574,669)

Other income (expense)
Interest income	84,705	4,425
Interest expense	-	(20,465)
Accretion of debt discount	-	(58,438)
Total other income (expense)	84,705	(74,478)

Net loss	$(519,266)	$(649,147)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	87,175,522	76,498,552

(See accompanying notes to unaudited consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREEMONTHS ENDED MARCH 31, 2019
			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2019	87,175,522	$872	$32,187,580	$(16,861,763)	$15,326,689

Stock based compensation due to common stock purchase options	-	-	832	-	832
Net loss for the three months ended March 31, 2019	-	-	-	(519,266)	(519,266)
Balance, March 31, 2019	87,175,522	$872	$32,188,412	$(17,381,029)	$14,808,255

FOR THE THREEMONTHS ENDED MARCH 31, 2018

Balance, January 1, 2018	76,145,418	$762	$16,404,673	$(14,740,922)	$1,664,513

Issuance of common stock from the exercise of warrants	569,797	6	109,994	-	110,000
Issuance of common stock from the exercise of stock options	125,307	1	(1)	-	-
Stock based compensation due to common stock purchase options	-	-	122,497	-	122,497
Net loss for the three months ended March 31, 2018	-	-	-	(649,147)	(649,147)
Balance, March 31, 2018	76,840,522	$769	$16,637,163	$(15,390,069)	$1,247,863

(See accompanying notes to unaudited consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(519,266)	$(649,147)
Adjustments to reconcile net loss to net cash flows used in from operating activities
Depreciation	79	79
Stock based compensation expense	832	122,497
Accretion of debt discount	-	58,438
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	30,052	(351)
Increase (decrease) in accounts payable	27,329	(86,174)
Increase (decrease) in accounts payable - related parties	7,000	2,814
Increase (decrease) in interest payable - related parties	-	20,466
Increase (decrease) in contract payable	-	(100,000)
Net cash flows used in from operating activities	(453,974)	(631,378)

Cash flows from financing activities
Proceeds from exercise of warrants and issuance of common stock	-	110,000
Net cash flows from financing activities	-	110,000

Increase (decrease) in cash and cash equivalents	(453,974)	(521,378)

Cash and cash equivalents at beginning of period	15,397,524	2,906,237

Cash and cash equivalents at end of period	$14,943,550	$2,384,859

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

(See accompanying notes to unaudited consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Organization, Nature and Continuance of Operations, Recent Accounting Standards and Earnings (Loss) Per Share

Basis of Presentation

The unaudited consolidated financial statements of RenovaCare, Inc. and Subsidiary(the “Company”) as of March 31, 2019, and for the three months ended March 31, 2019 and 2018, have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial reporting and include the Company’s wholly-owned subsidiary, RenovaCare Sciences. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018, as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

As of March 31, 2019, the Company had $14,943,550 of cash on hand. As a result of the cash on hand, the Company believes it currently has sufficient cash to meet its funding requirements over the next twelve months following the issuance of this Quarterly Report on Form 10-Q. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it may need to raise additional capital to accomplish its business plan over the next several years. If additional funding is required, the Company expects to seek to obtain that funding through private equity or convertible debt. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

Applicable Accounting Guidance

Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative non-governmental US GAAP as found in the Financial Accounting Standards Board's Accounting Standards Codification.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. ASU 2016-02 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. ASU 2016-02 also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-02 is effective for the Company beginning January 1, 2019. Early adoption is permitted. The Company has determined that the adoption of ASU 2016-02 did not have an impact on its consolidated financial statements.

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

Following is the computation of basic and diluted net loss per share for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(519,266)	$(649,147)
Denominator:
Weighted average number of common shares outstanding	87,175,522	76,498,552
Basic and diluted EPS	$(0.01)	$(0.01)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	317,500	357,500
Warrants	13,346,912	3,011,912
Convertible debt	-	629,954
Total shares not included in the computation of diluted losses per share	13,664,412	3,999,366

Note 2. Assets – Intellectual Property

On July 12, 2013, the Company, together with its wholly owned subsidiary, RenovaCare Sciences, entered into an asset purchase agreement (“APA”) with Dr. Jörg Gerlach, MD, PhD, pursuant to which RenovaCare Sciences purchased all of Dr. Gerlach’s rights, title and interest in the CellMistTM System. Acquisition related costs amounted to $52,852 and were capitalized together with the cash payment upon the closing of the transaction in July 2013 of $100,002. Intangible assets amounted to $152,854 at March 31, 2019 and December 31, 2018.

Note 3. Common Stock and Warrants

Common Stock

At March 31, 2019, the Company had 500,000,000 authorized shares of common stock with a par value of $0.00001 per share, 87,175,522 shares of common stock outstanding and 19,440,765 shares reserved for issuance under the Company’s 2013 Long-Term Incentive Plan (the “2013 Plan”) as adopted and approved by the Company’s Board of Directors (the “Board”) on June 20, 2013 that provides for the grant of stock options to employees, directors, officers and consultants. No stock awards were made during the three months ended March 31, 2019. See “Note 7. Stock Options” for further discussion.

Warrants

The following table summarizes information about warrants outstanding at March 31, 2019 and December 31, 2018:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted
Description	March 31, 2019	December 31, 2018	Average Exercise Price	Expiration
Series A	240,000	240,000	$0.35	July 12, 2019
Series D	810,000	810,000	$1.10	June 5, 2020
Series E	584,416	584,416	$1.54	September 8, 2021
Series F	7,246	7,246	$3.45	February 23, 2022 & March 9, 2022
Series G	460,250	460,250	$2.68	July 21, 2022
Series H	910,000	910,000	$2.75	October 16, 2022
Series I	10,335,000	10,335,000	$2.00	November 26, 2025
Total	13,346,912	13,346,912

Note 4. Stock Options

The following table summarizes stock option activity for the period ended March 31, 2019:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2018	317,500	3.41
Outstanding at March 31, 2019	317,500	3.41	7.44 years	29,225
Exercisable at March 31, 2019	307,500	3.49	7.52 years	24,525
Available for grant at March 31, 2019	19,440,765

There were no options granted during the three months ended March 31, 2019.

The share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time is expensed ratably over the respective vesting periods. During the three months ended March 31, 2019 and 2018, the Company recognized $832 and $122,497, respectively, in stock-based compensation. As of March 31, 2019, the Company had no unrecognized compensation cost related to unvested stock options. Stock-based compensation has been included in the unaudited consolidated statement of operations as follows:

	Three Months Ended March 31,
	2019	2018
Research and development	$-	$20,875
General and administrative	832	101,622
Total	$832	$122,497

The following table summarizes information about stock options outstanding and exercisable at March 31, 2019:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
1.05	55,000	5.01	1.05	45,000	5.01	1.05
1.25	7,500	6.22	1.25	7,500	6.22	1.25
1.34	7,500	6.26	1.34	7,500	6.26	1.34
1.70	7,500	6.55	1.70	7,500	6.55	1.70
2.28	7,500	7.31	2.28	7,500	7.31	2.28
4.20	232,500	8.12	4.20	232,500	8.12	4.20
Total	317,500	7.44	$3.41	307,500	7.52	$3.49

Note 5. Commitments

In connection with the Company’s anticipated regulatory filings, the Company has engaged StemCell Systems GmbH (“StemCell Systems”) to provide it with prototypes and related documents under various agreements. Pursuant to these engagements the Company incurred expenses of $76,600 and $12,015 in during the three months ended March 31, 2019 and 2018, respectively. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a principal of StemCell Systems.

See also “Note 6. Related Party Transactions.”

Note 6. Related Party Transactions

As compensation for their service on the Board, Dr. Kirkland receives an annual retainer of $6,000, payable in equal quarterly installments in arrears. Additionally, on March 15, 2016, the Company granted to Dr. Kirkland an incentive stock option to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.91 per share; and on May 11, 2017, the Company granted to Dr. Kirkland an incentive stock option to purchase up to 75,000 shares of the Company’s common stock at an exercise price of $4.20 per share. The 50,000 options granted on March 15, 2016 became fully vested upon grant and the 75,000 options granted on May 11, 2017 vested 50% on the date of grant and 50% one year hence. The options may be exercised on a “cashless basis”. On February 22, 2018, Dr. Kirkland exercised all 50,000 of the March 15, 2016 options on a cashless basis and received 41,033 shares of common stock. He has not exercised his May 11, 2017 options. Compensation expense of $0 and $29,654 with respect to these options was recorded during the three months ended March 31, 2019 and 2018 respectively.

In connection with the Company’s anticipated FDA and other regulatory filings, the Company engaged StemCell Systems to provide it with prototypes and related documents. Pursuant to these engagements the Company incurred expenses of $76,600 and $12,015 in during the three months ended March 31, 2019 and 2018, respectively. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a principal of StemCell Systems. Thomas Bold is a business consultant and economic advisor to StemCell Systems.

Dr. Gerlach is entitled to payments for consulting services. During the three months ended March 31, 2019 and 2018, the Company recognized expenses related to Dr. Gerlach services of $0 and $4,660, respectively. Accounts payable to Dr. Gerlach amounted to $0 at March 31, 2019 and December 31, 2018.

On August 1, 2013, the Company entered into a consulting agreement, as amended on May 1, 2016, with Jatinder Bhogal, an individual owning in excess of 5% of our issued and outstanding shares of common stock, to provide consulting services to the Company through his wholly owned company, Vector Asset Management, Inc. (“VAM”). Pursuant to the consulting agreement Vector assisted the Company with identifying subject matter experts in the medical device and biotechnology industries and assisted the Company with its ongoing research, development and eventual commercialization of its Regeneration Technology. Pursuant to an amendment dated May 1, 2016, the VAM monthly consulting fee was increased from $5,000 to $6,800. On June 22, 2018, the Company and VAM entered into an Executive Consulting Agreement (“ECA”) whereby Mr. Bhogal will serve as the Company’s Chief Operating Officer. The ECA supersedes the prior consulting agreement. Pursuant to the ECA, VAM will receive compensation of $120,000 per year. During the three months ended March 31, 2019 and 2018, the Company recognized expenses of $30,000 and $20,400, respectively for consulting services provided by VAM.

During the year ended December 31, 2018, the Company was offered executive office space located at 9375 E. Shea Blvd., Suite 107-A, Scottsdale, AZ 85260 for consideration of $1 per year. The executive office space is owned indirectly by Harmel S. Rayat, the Company’s majority shareholder and Chairman and CEO.

On November 26, 2018, the Company entered into Subscription Agreements with KCC for the purchase and sale of 10,335,000 Units of the Company's equity securities at a price of $1.50 per Unit, pursuant to a private placement offering conducted by the Company for (i) aggregate cash proceeds of $14,407,500 and (ii) conversion of $1,095,000 principal amount of outstanding loan indebtedness. The unpaid interest related to the loan indebtedness totaled $167,497 and is reflected on our balance sheet as a non-interest bearing liability. Each Unit consisted of: (i) one (1) share of common stock; and (ii) one (1) Series I Stock Purchase Warrant to purchase one (1) share of common stock at a price of $2.00 per share for a period of seven (7) years commencing on the date the Warrants were first issued. The Series I Warrants do not have a cashless exercise provision. KCC does not have any registration rights with respect to the shares comprising a part of the Units or issuable upon exercise of the Series I Warrants.

Note 7. Subsequent Events

Management has reviewed material events subsequent of the period ended March 31, 2019 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

On May 9, 2019, the Company and StemCell Systems entered into a Research & Development Agreement whereby StemCell Systems will work to advance the Company’s technologies. The Research & Development Agreement is on a work-made-for-hire basis with an 18 month duration and estimated monthly fee of $25,000.

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

Overview

RenovaCare, Inc. (formerly Janus Resources, Inc.) (together with its wholly owned subsidiary, “RenovaCare” the “Company” “we” “us” and “our”) was incorporated under the laws of the State of Nevada and has an authorized capital of 500,000,000 shares of $0.00001 par value common stock, of which 87,175,522 shares are outstanding as of March 31, 2019, and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

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

Premarket Approval

We will be required to file for premarket approval (“PMA”) for the SkinGunTM or any other device that we commercialize if it is deemed a Class III medical device. PMA is the FDA process of scientific and regulatory review to evaluate the safety and effectiveness of Class III medical devices. Class III devices are those that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury. Due to the level of risk associated with Class III devices, the FDA has determined that general and special controls alone are insufficient to assure the safety and effectiveness of class III devices. Therefore, these devices require a PMA application under section 515 of the Federal Food, Drug and Cosmetic Act in order to obtain marketing clearance.

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

Additionally, we will likely continue to raise significant capital in order to fund our ongoing research and development operations, and there is no guarantee that we will be able to continue to raise capital on acceptable terms, if at all.

Results of Operations

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

Operating Expenses

A summary of our operating expenses for the three months ended March 31, 2019 and 2018 follows:

	Three Months Ended March 31,		Increase /	Percentage
	2019	2018	(Decrease)	Change
Operating expenses
Research and development	$194,510	$104,236	$90,274	87%
General and administrative	408,629	347,936	60,693	17%
Stock compensation	832	122,497	(121,665)	-99%
Total operating expenses	$603,971	$574,669	$29,302	5%

Research and Development

Research and development (“R&D”) costs represent costs incurred to develop our CellMistTM System and are incurred pursuant to agreements with third party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred. R&D costs, excluding stock based compensation, increased during the three months ended March 31, 2019 compared to 2018, as a result of the timing of our R&D expenses.

General and Administrative

General and administrative costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. Costs increased during the three months ended March 31, 2019 compared to 2018 and included an increase of $186,000 related to professional fees offset by a $123,000 decrease in investor communications costs.

Stock Compensation

Expense associated with equity based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock compensation represents the expense associated with the amortization of our stock options. Stock compensation expense decreased during the quarter ended March 31, 2019 compared to 2018 primarily due to the May 11, 2017 grant of 310,000 stock options with a weighted average grant date fair value of $3.38 per share whereby one-half vested immediately and the second half vested through May 11, 2018; combined with no option grants since, resulted in virtually no expense in 2019 compared to 2018.

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

Liquidity and Capital Resources

The Company does not have any commercialized products, has not generated any revenue since inception and has sustained recurring losses and negative cash flows since inception. The Company has incurred recurring operating losses of $603,971 and $574,669 for the three months ended March 31, 2019 and 2018, respectively. The Company expects to incur losses as it continues development of its products and technologies. The Company has been funded through the sale of equity securities. As of March 31, 2019, the Company had $14,943,550 of cash. The Company believes that it currently has sufficient cash to meet its funding requirements over the next year.

Net cash used in operating activities was $453,974 during the three months ended March 31, 2019, compared to net cash used in operating activities of $631,378 during the three months ended March 31, 2018. The decrease in cash used in operating activities is primarily due to the timing of payments of accounts payable and realization of prepaid expenses compared to the prior period.

There was no net cash used in investing activities during the three months ended March 31, 2019 and 2018.

Net cash provided by financing activities was $0 during three months ended March 31, 2019, compared to $110,000 during the three months ended March 31, 2018. During the three months ended March 31, 2018, the Company received $110,000 from the exercise of 100,000 Series D Warrants at an exercise price of $1.10

On November 26, 2018, the Company issued 9,605,000 units of the Company’s equity securities at a price of $1.50 per unit, pursuant to a private placement offering conducted by the Company resulting in $14,407,500 of proceeds to the Company.

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

Recently Issued Accounting Standards

See Note 1 to our Unaudited Consolidated Financial Statements for more information regarding recent accounting standards and their impact to our consolidated results of operations and financial position.

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

Other than as disclosed below, during the three months ended March 31, 2019, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

As compensation for their service on the Board, Dr. Kirkland receives an annual retainer of $6,000, payable in equal quarterly installments in arrears. Additionally, on March 15, 2016, the Company granted to Dr. Kirkland an incentive stock option to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.91 per share; and on May 11, 2017, the Company granted to Dr. Kirkland an incentive stock option to purchase up to 75,000 shares of the Company’s common stock at an exercise price of $4.20 per share. The 50,000 options granted on March 15, 2016 became fully vested upon grant and the 75,000 options granted on May 11, 2017 vested 50% on the date of grant and 50% one year hence. The options may be exercised on a “cashless basis” using the formula contained therein. On February 22, 2018, Dr. Kirkland exercised all 50,000 of the March 15, 2016 options on a cashless basis and received 41,033 shares of common stock. He has not exercised his May 11, 2017 options. Compensation expense of $0 and $29,654 with respect to these options was recorded during the three months ended March 31, 2019 and 2018 respectively.

In connection with the Company’s anticipated FDA and other regulatory filings, the Company engaged StemCell Systems to provide it with prototypes and related documents. Pursuant to these engagements the Company incurred expenses of $76,600 and $12,015 in during the three months ended March 31, 2019 and 2018, respectively. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a principal of StemCell Systems. Thomas Bold is a business consultant and economic advisor to StemCell Systems.

Dr. Gerlach is entitled to payments for consulting services. During the three months ended March 31, 2019 and 2018, the Company recognized expenses related to Dr. Gerlach services of $0 and $4,660, respectively. Accounts payable to Dr. Gerlach amounted to $0 at March 31, 2019 and December 31, 2018.

On August 1, 2013, the Company entered into a consulting agreement, as amended on May 1, 2016, with Jatinder Bhogal, an individual owning in excess of 5% of our issued and outstanding shares of common stock, to provide consulting services to the Company through his wholly owned company, Vector Asset Management, Inc. (“VAM”). Pursuant to the consulting agreement Vector assisted the Company with identifying subject matter experts in the medical device and biotechnology industries and assisted the Company with its ongoing research, development and eventual commercialization of its Regeneration Technology. Pursuant to an amendment dated May 1, 2016, the VAM monthly consulting fee was increased from $5,000 to $6,800. On June 22, 2018, the Company and VAM entered into an Executive Consulting Agreement (“ECA”) whereby Mr. Bhogal will serve as the Company’s Chief Operating Officer. The ECA supersedes the prior consulting agreement. Pursuant to the ECA, VAM will receive compensation of $120,000 per year. During the three months ended March 31, 2019 and 2018, the Company recognized expenses of $30,000 and $20,400, respectively for consulting services provided by VAM.

During the year ended December 31, 2018, the Company was offered executive office space located at 9375 E. Shea Blvd., Suite 107-A, Scottsdale, AZ 85260 for consideration of $1 per year. The executive office space is owned indirectly by Harmel S. Rayat, the Company’s majority shareholder and Chairman and CEO.

On November 26, 2018, the Company entered into Subscription Agreements with KCC for the purchase and sale of 10,335,000 Units of the Company's equity securities at a price of $1.50 per Unit, pursuant to a private placement offering conducted by the Company for (i) aggregate cash proceeds of $14,407,500 and (ii) conversion of $1,095,000 principal amount of outstanding loan indebtedness. The unpaid interest related to the loan indebtedness totaled $167,497 and is reflected on our balance sheet as a non-interest bearing liability. Each Unit consisted of: (i) one (1) share of common stock; and (ii) one (1) Series I Stock Purchase Warrant to purchase one (1) share of common stock at a price of $2.00 per share for a period of seven (7) years commencing on the date the Warrants were first issued. The Series I Warrants do not have a cashless exercise provision. KCC does not have any registration rights with respect to the shares comprising a part of the Units or issuable upon exercise of the Series I Warrants.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company maintains “disclosure controls and procedures,” as such term is defined under Rule 13a-15(e) of the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was not effective at March 31, 2019 because of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

The Company continues to take actions to remediate the material weaknesses in our internal controls over financial reporting, including implementing additional processes and controls designed to address the underlying causes associated with the above mentioned material weaknesses. The Company’s internal control implementation and remediation efforts include the following:

•	On October 22, 2018, we appointed Steve Yan-Klassen, CPA, CMA as our CFO in a effort to provide Sr. financial oversight and increased segregation of duties.
•	In April 2019, we hired a CPA to oversee the day-to-day accounting and financial reporting activities in support of our CFO and to further the segregation of duties.
•	Performing more extensive reviews of critical estimates, journal entries, complex calculations and the financial close and reporting process.
•	Realigning certain roles to provide better segregation of duties and implementing stronger user access controls.
•	Implementing IT storage and backup services to ensure the integrity of financial data.

We have and will continue to take the necessary steps to implement additional review and approval procedures as applicable to strengthen our controls over the financial reporting and disclosure process. In addition, we continue to create and implement new information technology policies and procedures related to controls over information technology operations and security. To the extent necessary, we may hire additional staff or reassign duties of existing staff in connection with our remediation efforts.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
4.1	Form of Subscription Agreement for Units Dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 30, 2018)
4.2	Form of Series I Stock Purchase Warrant dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 30, 2018)
10.1	Amendment to the February 2017 Loan Agreement dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 30, 2018)
10.2	Amendment to the September 2016 Loan Agreement as amended dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 30, 2018)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101. INS	XBRL Instance Document**
101. SCH	XBRL Taxonomy Extension - Schema Document**
101. CAL	XBRL Taxonomy Extension - Calculation Linkbase Document**
101. DEF	XBRL Taxonomy Extension - Definition Linkbase Document**
101. LAB	XBRL Taxonomy Extension - Label Linkbase Document**
101. PRE	XBRL Taxonomy Extension - Presentation Linkbase Document**

_______________

*	Filed herewith.
**	Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RenovaCare, Inc.

(Registrant)

Date: May 14, 2019	By:	/s/ Harmel S. Rayat
	Name:	Harmel Rayat
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2019	By:	/s/ Stephen Yan-Klassen
	Name:	Stephen Yan-Klassen
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)