Form 10-Q
period 2019-06-30
RenovaCare, Inc.
filed 2019-07-31
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30156

RENOVACARE, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0384030
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

9375 E. Shea Blvd., Suite 107-A, Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

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

Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of July 29, 2019, the registrant had 87,175,522 shares of its common stock, par value $0.00001 per share, issued and outstanding.

RENOVACARE, INC.

FORM 10-Q

For The Quarter Ended June 30, 2019

PART I

Item 1. Financial Statements

RENOVACARE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2019 AND DECEMBER 31, 2018

	June 30,	December 31,
	2019	2018
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$14,272,582	$15,397,524
Prepaid expenses and deposits	193,121	168,707
Total current assets	14,465,703	15,566,231

Equipment, net of accumulated depreciation of $845 and $687, respectively	106	264
Intangible assets	152,854	152,854
Total assets	$14,618,663	$15,719,349

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$178,341	$222,163
Accounts payable - related parties	12,074	3,000
Interest payable to related parties	167,497	167,497
Total current liabilities	357,912	392,660

Total liabilities	357,912	392,660

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock: $0.00001 par value; 500,000,000 shares authorized, 87,175,522 shares issued and outstanding at June 30, 2019 and December 31, 2018	872	872
Additional paid-in capital	32,188,412	32,187,580
Retained deficit	(17,928,533)	(16,861,763)
Total stockholders' equity	14,260,751	15,326,689
Total liabilities and stockholders' equity	$14,618,663	$15,719,349

(See accompanying notes to unaudited consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue	$–	$–	$–	$–

Operating expense
Research and development	179,193	108,207	373,702	233,318
General and administrative	464,335	341,223	873,797	790,781
Total operating expense	643,528	449,430	1,247,499	1,024,099

Loss from operations	(643,528)	(449,430)	(1,247,499)	(1,024,099)

Other income (expense)
Interest income	96,024	5,001	180,729	9,426
Interest expense	–	(21,050)	–	(41,515)
Accretion of debt discount	–	–	–	(58,438)
Total other income (expense)	96,024	(16,049)	180,729	(90,527)

Net loss	$(547,504)	$(465,479)	$(1,066,770)	$(1,114,626)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	87,175,522	76,840,522	87,175,522	76,668,585

(See accompanying notes to unaudited consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2019

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2019	87,175,522	$872	$32,187,580	$(16,861,763)	$15,326,689

Stock based compensation due to common stock purchase options	–	–	832	–	832
Net loss for the three months ended March 31, 2019	–	–	–	(519,266)	(519,266)
Balance, March 31, 2019	87,175,522	872	32,188,412	(17,381,029)	14,808,255

Net loss for the three months ended June 30, 2019	–	–	–	(547,504)	(547,504)
Balance, June 30, 2019	87,175,522	$872	$32,188,412	$(17,928,533)	$14,260,751

FOR THE SIX MONTHS ENDED JUNE 30, 2018

Balance, January 1, 2018	76,145,418	$762	$16,404,673	$(14,740,922)	$1,664,513

Issuance of common stock from the exercise of warrants	569,797	6	109,994	–	110,000
Issuance of common stock from the exercise of stock options	125,307	1	(1)	–	–
Stock based compensation due to common stock purchase options	–	–	122,497	–	122,497
Net loss for the three months ended March 31, 2018	–	–	–	(649,147)	(649,147)
Balance, March 31, 2018	76,840,522	769	16,637,163	(15,390,069)	1,247,863

Stock based compensation due to common stock purchase options	–	–	47,649	–	47,649
Net loss for the three months ended June 30, 2018	–	–	–	(465,479)	(465,479)
Balance, June 30, 2018	76,840,522	$769	$16,684,812	$(15,855,548)	$830,033

(See accompanying notes to unaudited consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	Six Months Ended
	June 30,
	2019	2018
Cash flows used in operating activities
Net loss	$(1,066,770)	$(1,114,626)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation	158	159
Stock based compensation expense	832	170,146
Accretion of debt discount	–	58,438
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(24,414)	(31,818)
Increase (decrease) in accounts payable	(43,822)	(95,895)
Increase (decrease) in accounts payable - related parties	9,074	9,334
Increase (decrease) in interest payable - related parties	–	41,515
Increase (decrease) in contract payable	–	(100,000)
Net cash flows used in operating activities	(1,124,942)	(1,062,747)

Cash flows from financing activities
Proceeds from exercise of warrants and issuance of common stock	–	110,000
Net cash flows from financing activities	–	110,000

Decrease in cash and cash equivalents	(1,124,942)	(952,747)

Cash and cash equivalents at beginning of period	15,397,524	2,906,237

Cash and cash equivalents at end of period	$14,272,582	$1,953,490

Supplemental disclosure of cash flow information:
Interest paid in cash	$–	$–
Income taxes paid in cash	$–	$–

(See accompanying notes to unaudited consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Organization, Nature and Continuance of Operations, Recent Accounting Standards and Earnings (Loss) Per Share

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of RenovaCare, Inc. and Subsidiary (the “Company”) as of June 30, 2019, and for the three and six months ended June 30, 2019 and 2018, include the accounts of the Company and its wholly-owned and controlled subsidiary, RenovaCare Sciences Corp., and have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”), for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Actual results may differ from those estimates. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, the accompanying unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of June 30, 2019, results of operations for the three and six months ended June 30, 2019 and 2018, and stockholders equity and cash flows for the six months ended June 30, 2019 and 2018. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

As of June 30, 2019, the Company had $14,272,582 of cash on hand. As a result of the cash on hand, the Company believes it currently has sufficient cash to meet its funding requirements over the next twelve months following the issuance of this Quarterly Report on Form 10-Q. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it may need to raise additional capital to accomplish its business plan over the next several years. If additional funding is required, the Company expects to seek to obtain that funding through private equity or convertible debt. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

The accompanying unaudited consolidated financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

Following is the computation of basic and diluted net loss per share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(547,504)	$(465,479)	$(1,066,770)	$(1,114,626)
Denominator:
Weighted average number of common shares outstanding	87,175,522	76,840,522	87,175,522	76,668,585
Basic and diluted EPS	$(0.01)	$(0.01)	$(0.01)	$(0.01)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	317,500	357,500	317,500	357,500
Warrants	13,346,912	3,011,912	13,346,912	3,011,912
Convertible debt	–	670,757	–	670,757
Total shares not included in the computation of diluted losses per share	13,664,412	4,040,169	13,664,412	4,040,169

Note 2. Assets – Intellectual Property

On July 12, 2013, the Company, together with its wholly owned subsidiary, RenovaCare Sciences, entered into an asset purchase agreement (“APA”) with Dr. Jörg Gerlach, MD, PhD, pursuant to which RenovaCare Sciences purchased all of Dr. Gerlach’s rights, title and interest in the CellMistTM System. Acquisition related costs amounted to $52,852 and were capitalized together with the cash payment upon the closing of the transaction in July 2013 of $100,002. Intangible assets amounted to $152,854 at June 30, 2019 and December 31, 2018.

Note 3. Common Stock and Warrants

Common Stock

At June 30, 2019, the Company had 500,000,000 authorized shares of common stock with a par value of $0.00001 per share, 87,175,522 shares of common stock outstanding and 19,440,765 shares reserved for issuance under the Company’s 2013 Long-Term Incentive Plan (the “2013 Plan”) as adopted and approved by the Company’s Board of Directors (the “Board”) on June 20, 2013 that provides for the grant of stock options to employees, directors, officers and consultants. No stock awards were made during the six months ended June 30, 2019. See “Note 4. Stock Options” for further discussion.

Warrants

The following table summarizes information about warrants outstanding at June 30, 2019 and December 31, 2018:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted
	June 30,	December 31,	Average
Description	2019	2018	Exercise Price	Expiration
Series A	240,000	240,000	$0.35	July 12, 2019
Series D	810,000	810,000	$1.10	June 5, 2020
Series E	584,416	584,416	$1.54	September 8, 2021
Series F	7,246	7,246	$3.45	February 23, 2022 & March 9, 2022
Series G	460,250	460,250	$2.68	July 21, 2022
Series H	910,000	910,000	$2.75	October 16, 2022
Series I	10,335,000	10,335,000	$2.00	November 26, 2025
Total	13,346,912	13,346,912

Note 4. Stock Options

The following table summarizes stock option activity for the period ended June 30, 2019:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2018	317,500	3.41
Outstanding at June 30, 2019	317,500	3.41	7.18	16,625
Exercisable at June 30, 2019	317,500	3.41	7.18	16,625

There were no options granted during the six months ended June 30, 2019.

The share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time is expensed ratably over the respective vesting periods. During the three months ended June 30, 2019 and 2018, the Company recognized $0 and $47,649, respectively, in share-based compensation related to stock options. During the six months ended June 30, 2018 and 2017, the Company recognized $832 and $170,146, respectively, in share-based compensation related to stock options. As of June 30, 2019, the Company had no unrecognized compensation cost related to unvested stock options. Stock-based compensation has been included in the unaudited consolidated statement of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$–	$7,091	$–	$27,966
General and administrative	–	40,558	832	142,180
Total	$–	$47,649	$832	$170,146

The following table summarizes information about stock options outstanding and exercisable at June 30, 2019:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
1.05	55,000	4.76	1.05	55,000	4.76	1.05
1.25	7,500	5.96	1.25	7,500	5.96	1.25
1.34	7,500	6.01	1.34	7,500	6.01	1.34
1.70	7,500	6.30	1.70	7,500	6.30	1.70
2.28	7,500	7.06	2.28	7,500	7.06	2.28
4.20	232,500	7.87	4.20	232,500	7.87	4.20
Total	317,500	7.18	$3.41	317,500	7.18	$3.41

Note 5. Commitments

In connection with the Company’s anticipated regulatory filings and ongoing investigations of new product development and expanded clinical indications, the Company has engaged StemCell Systems GmbH (“StemCell Systems”) to provide design and engineering services, prototypes, testing, and documentation under various agreements. Pursuant to these engagements the Company incurred expenses of $85,175 and $13,169 in during the three months ended June 30, 2019 and 2018, respectively, and $161,775 and $25,184 during the six months ended June 30, 2019 and 2018, respectively. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a principal of StemCell Systems.

On June 3, 2019, the Company entered into a Charitable Gift Agreement with the University of Pittsburgh (the "University"), pursuant to which the Company committed to provide a charitable donation to the University in the aggregate amount of $250,000 (the "Grant"). The Company will pay the Grant in four quarterly installments with the first payment made on or before July 1, 2019. During the three months ended June 30, 2019, the Company made the first of four payments totaling $62,500. At June 30, 2019, the balance remaining under this gift was $187,500. Due to the terms of the Grant, the Company will recognize the related expense upon payment. Dr. Gerlach, from whom the Company purchased the SkinGunTM technology, is a professor at the University.

See also “Note 6. Related Party Transactions.”

Note 6. Related Party Transactions

As compensation for his service on the Board, Dr. Kirkland receives an annual retainer of $6,000, payable in equal quarterly installments in arrears. Additionally, on March 15, 2016, the Company granted to Dr. Kirkland an incentive stock option to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.91 per share; and on May 11, 2017, the Company granted to Dr. Kirkland an incentive stock option to purchase up to 75,000 shares of the Company’s common stock at an exercise price of $4.20 per share. The 50,000 options granted on March 15, 2016 became fully vested upon grant and the 75,000 options granted on May 11, 2017 vested 50% on the date of grant and 50% one year hence. The options may be exercised on a “cashless basis”. On February 22, 2018, Dr. Kirkland exercised all 50,000 of the March 15, 2016 option grant on a cashless basis and received 41,033 shares of common stock. He has not exercised his May 11, 2017 options. Compensation expense of $13,509 and $43,163 was recorded with respect to the May 11, 2017 grant during the three and six months ended June 30, 2018, respectively. No compensation costs were recorded in 2019 due to completion of vesting on May 11, 2018.

In connection with the Company’s anticipated FDA and other regulatory filings, the Company engaged StemCell Systems to provide it with prototypes and related documents. Pursuant to these engagements the Company incurred expenses of $85,175 and $13,169 in during the three months ended June 30, 2019 and 2018, respectively, and $161,775 and $25,184 during the six months ended June 30, 2019 and 2018, respectively. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a principal of StemCell Systems.

Dr. Gerlach is entitled to payments for consulting services. During the three months ended June 30, 2019 and 2018, the Company recognized expenses related to Dr. Gerlach services of $0 and $8,000, respectively, and $0 and $15,020 during the six months ended June 30, 2019 and 2018, respectively. Accounts payable to Dr. Gerlach amounted to $0 at June 30, 2019 and December 31, 2018.

On August 1, 2013, the Company entered into a consulting agreement, as amended on May 1, 2016, with Jatinder Bhogal, an individual owning in excess of 5% of our issued and outstanding shares of common stock, to provide consulting services to the Company through his wholly owned company, Vector Asset Management, Inc. (“VAM”). Pursuant to the consulting agreement Vector assisted the Company with identifying subject matter experts in the medical device and biotechnology industries and assisted the Company with the ongoing research, development, patents, and strategic positioning of its technologies. Pursuant to an amendment dated May 1, 2016, the VAM monthly consulting fee was increased from $5,000 to $6,800. On June 22, 2018, the Company and VAM entered into an Executive Consulting Agreement (“ECA”) whereby Mr. Bhogal will serve as the Company’s Chief Operating Officer. The ECA supersedes the prior consulting agreement. Pursuant to the ECA, VAM will receive compensation of $120,000 per year. During the three months ended June 30, 2019 and 2018, the Company recognized expenses of $30,000 and $23,067, respectively, and $60,000 and $43,467 during the six months ended June 30, 2019 and 2018, respectively, for consulting services provided by VAM.

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

On June 3, 2019, the Company entered into a Charitable Gift Agreement with the University of Pittsburgh (the "University"), pursuant to which the Company committed to provide a charitable donation to the University in the aggregate amount of $250,000 (the "Grant"). The Company will pay the Grant in four quarterly installments with the first payment made on or before July 1, 2019. During the three months ended June 30, 2019, the Company made the first of four payments totaling $62,500. At June 30, 2019, the balance remaining under this gift was $187,500. Due to the terms of the Grant, the Company will recognize the related expense upon payment. Dr. Gerlach, from whom the Company purchased the SkinGunTM technology, is a professor at the University.

Note 7. Subsequent Events

Management has reviewed material events subsequent of the period ended June 30, 2019 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

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

Overview

RenovaCare, Inc. (together with its wholly owned subsidiary, “RenovaCare” the “Company” “we” “us” and “our”) was incorporated under the laws of the State of Nevada and has an authorized capital of 500,000,000 shares of $0.00001 par value common stock, of which 87,175,522 shares are outstanding as of June 30, 2019, and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

Our principal executive offices are located at 9375 East Shea Blvd., Suite 107-A, Scottsdale, AZ 85260. Our telephone number is (888) 398-0202.

Description of Business

We are a development-stage company focusing on the development and commercialization of autologous (using a patient’s own cells) cellular therapies for medical and aesthetic applications. On July 12, 2013, we, through our wholly owned subsidiary, RenovaCare Sciences Corp., completed the acquisition of our flagship CellMistTM System along with associated United States patent applications and two foreign patent applications, the first of which was filed on August 23, 2007 (DE 10 2007 040 252.1) and the second of which was filed on April 27, 2011 (DE 10 2011 100 450.9), both of which have been granted. One of the US patent applications was granted to us on November 29, 2016 (Patent No. US 9,505,000) and the other patent application was granted to us on April 4, 2017 (Patent No. US 9,610,430). Two additional patent applications are pending.

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

We are currently evaluating the potential of our CellMistTM System in the treatment of tissue that has been subject to severe trauma such as second degree burns. The CellMistTM System utilizes the patient’s own skin stem cells, reduces the size of the donor site, and decreases scarring. Furthermore, we believe the CellMistTM System could enable treatment of other skin disorders.

Our Market Opportunity

According to medical market research firm, Transparency Market Research, the global market for wound healing products is projected to grow to approximately $35.0 Billion by 2025.

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

The first phase of gathering the patient's stem cells, creating a liquid solution, and applying the stem cells takes approximately 1.5–2 hours. Published studies show that within days following the wound treatment procedure, the skin cells generate a protective skin layer (re-epithelialization), and within months the skin regains its color and texture.

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

Competition

The biotechnology, medical device, and wound care industries are characterized by intense competition, rapid product development and technological change. Our CellMistTM System competes with a variety of companies in the wound care markets, many of which offer substantially different treatments for similar problems. Currently Avita Medical Limited has received regulatory approvals for ReCell, a cell spray device and a cell isolation procedure for autologous cells. Integra Lifesciences Holding Corp. sells Integra Dermal Regeneration Template, which does not use autologous cells, but instead uses an animal-derived intercellular matrix with an artificial waterproof barrier. Other competitors include: MiMedx Group, Inc.; Kinetic Concepts Inc.; Fibrocell Science, Inc.; Shire Plc and Organogenesis, Inc.

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

In addition to issued patents, we plan to file additional patent applications that, if issued, would provide further protection for The CellMistTM System. Although we believe the bases for these patents and patent applications are sound, they are untested; and there is no assurance that they will not be successfully challenged. There can be no assurance that any patent previously issued will be of commercial value, that any patent applications will result in issued patents of commercial value, or that our technology will not be held to infringe patents held by others.

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

Results of Operations

Three and Six Months Ended June 30, 2019 Compared with the Three and Six Months Ended June 30, 2018

Operating Expenses

A summary of our operating expenses for the three and six months ended June 30, 2019 and 2018 follows:

	Three Months Ended June 30,		Increase /	Percentage
	2019	2018	(Decrease)	Change
Operating expenses
Research and development	$179,193	$101,116	$78,077	77%
General and administrative	464,335	300,665	163,670	54%
Stock compensation	–	47,649	(47,649)	-100%
Total operating expenses	$643,528	$449,430	$194,098	43%

	Six Months Ended June 30,		Increase /	Percentage
	2019	2018	(Decrease)	Change
Operating expenses
Research and development	$373,702	$205,352	$168,350	82%
General and administrative	872,965	648,601	224,364	35%
Stock compensation	832	170,146	(169,314)	-100%
Total operating expenses	$1,247,499	$1,024,099	$223,400	22%

Research and Development

Research and development (“R&D”) costs represent costs incurred to develop our CellMistTM System and are incurred pursuant to agreements with third party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred. R&D costs, excluding stock based compensation, increased during the three and six months ended June 30, 2019 compared to 2018, as a result of the company’s regulatory, product development, and product expansion efforts.

General and Administrative

General and administrative costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. Costs increased during the three months ended June 30, 2019 compared to 2018 and included an increase of $62,500 related to the Charitable Grant Agreement with the University of Pittsburgh and $100,000 increase in professional fees. Costs increased during the six months ended June 30, 2019 compared to 2018 and included an increase of $62,500 related to the Charitable Grant Agreement with the University of Pittsburgh and $308,000 increase in professional fees offset by a $123,000 decrease in investor communications costs and $24,000 decrease in various other general costs.

Stock Compensation

Expense associated with equity based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock compensation represents the expense associated with the amortization of our stock options. Stock compensation expense decreased during the three and six months ended June 30, 2019 compared to 2018 primarily due to the May 11, 2017 grant of 310,000 stock options with a weighted average grant date fair value of $3.38 per share whereby one-half vested on the date of grant and the second half vested on May 11, 2018; combined with no subsequent option grants, resulted in virtually no expense in 2019 compared to 2018.

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

Liquidity and Capital Resources

The Company does not have any commercialized products, has not generated any revenue since inception and has sustained recurring losses and negative cash flows since inception. The Company has incurred recurring operating losses of $1,247,499 and $1,024,099 for the six months ended June 30, 2019 and 2018, respectively. The Company expects to incur losses as it continues development of its products and technologies. The Company has been funded through the sale of equity securities. As of June 30, 2019, the Company had $14,272,582 of cash. The Company believes that it currently has sufficient cash to meet its funding requirements over the next year.

Net cash used in operating activities was $1,124,942 during the six months ended June 30, 2019, compared to net cash used in operating activities of $1,062,747 during the six months ended June 30, 2018. The increase in cash used in operating activities is primarily due to the timing of payments of accounts payable and realization of prepaid expenses compared to the prior period.

There was no net cash used in investing activities during the six months ended June 30, 2019 and 2018.

Net cash provided by financing activities was $0 during six months ended June 30, 2019, compared to $110,000 during the six months ended June 30, 2018. During the six months ended June 30, 2018, the Company received $110,000 from the exercise of 100,000 Series D Warrants at an exercise price of $1.10

On November 26, 2018, the Company issued 9,605,000 units of the Company’s equity securities at a price of $1.50 per unit, pursuant to a private placement offering conducted by the Company resulting in $14,407,500 of proceeds to the Company.

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

Recent Accounting Standards

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

Other than as disclosed below, during the six months ended June 30, 2019, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

As compensation for his service on the Board, Dr. Kirkland receives an annual retainer of $6,000, payable in equal quarterly installments in arrears. Additionally, on March 15, 2016, the Company granted to Dr. Kirkland an incentive stock option to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.91 per share; and on May 11, 2017, the Company granted to Dr. Kirkland an incentive stock option to purchase up to 75,000 shares of the Company’s common stock at an exercise price of $4.20 per share. The 50,000 options granted on March 15, 2016 became fully vested upon grant and the 75,000 options granted on May 11, 2017 vested 50% on the date of grant and 50% one year hence. The options may be exercised on a “cashless basis”. On February 22, 2018, Dr. Kirkland exercised all 50,000 of the March 15, 2016 option grant on a cashless basis and received 41,033 shares of common stock. He has not exercised his May 11, 2017 options. Compensation expense of $13,509 and $43,163 was recorded with respect to the May 11, 2017 grant during the three and six months ended June 30, 2018, respectively. No compensation costs were recorded in 2019 due to completion of vesting on May 11, 2018.

In connection with the Company’s anticipated regulatory filings and ongoing investigations of new product development and expanded clinical indications, the Company has engaged StemCell Systems GmbH (“StemCell Systems”) to provide design and engineering services, prototypes, testing, and documentation under various agreements. Pursuant to these engagements the Company incurred expenses of $85,175 and $13,169 in during the three months ended June 30, 2019 and 2018, respectively, and $161,775 and $25,184 during the six months ended June 30, 2019 and 2018, respectively. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a principal of StemCell Systems.

Dr. Gerlach is entitled to payments for consulting services. During the three months ended June 30, 2019 and 2018, the Company recognized expenses related to Dr. Gerlach services of $0 and $8,000, respectively, and $0 and $15,020 during the six months ended June 30, 2019 and 2018, respectively. Accounts payable to Dr. Gerlach amounted to $0 at June 30, 2019 and December 31, 2018.

On August 1, 2013, the Company entered into a consulting agreement, as amended on May 1, 2016, with Jatinder Bhogal, an individual owning in excess of 5% of our issued and outstanding shares of common stock, to provide consulting services to the Company through his wholly owned company, Vector Asset Management, Inc. (“VAM”). Pursuant to the consulting agreement Vector assisted the Company with identifying subject matter experts in the medical device and biotechnology industries and assisted the Company with its ongoing research, development and eventual commercialization of its Regeneration Technology. Pursuant to an amendment dated May 1, 2016, the VAM monthly consulting fee was increased from $5,000 to $6,800. On June 22, 2018, the Company and VAM entered into an Executive Consulting Agreement (“ECA”) whereby Mr. Bhogal will serve as the Company’s Chief Operating Officer. The ECA supersedes the prior consulting agreement. Pursuant to the ECA, VAM will receive compensation of $120,000 per year. During the three months ended June 30, 2019 and 2018, the Company recognized expenses of $30,000 and $23,067, respectively, and $60,000 and $43,467 during the six months ended June 30, 2019 and 2018, respectively, for consulting services provided by VAM.

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

On June 3, 2019, the Company entered into a Charitable Gift Agreement with the University of Pittsburgh (the "University"), pursuant to which the Company committed to provide a charitable donation to the University in the aggregate amount of $250,000 (the "Grant"). The Company will pay the Grant in four quarterly installments with the first payment made on or before July 1, 2019. During the three months ended June 30, 2019, the Company made the first of four payments totaling $62,500. At June 30, 2019, the balance remaining under this gift was $187,500. Due to the terms of the Grant, the Company will recognize the related expense upon payment. Dr. Gerlach, from whom the Company purchased the SkinGunTM technology, is a professor at the University.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined under Rule 13a-15(e) of the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any control and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2019. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not sufficiently effective as of June 30, 2019 because of the following material weakness in our internal control over financial reporting:

•	Ineffective control environment due to an insufficient number of independent board members; and

•	Ineffective design, implementation, and documentation of internal controls impacting financial statement accounts

Changes in Internal Control over Financial Reporting

As of our fiscal year ended December 31, 2018 and based on the COSO criteria, management identified control deficiencies that constituted material weaknesses. A “material weakness”, as defined by COSO, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is more than a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2018:

•	Ineffective control environment due to an insufficient number of independent board members, insufficient oversight of work performed, and the lack of compensating controls over financial reporting due to limited personnel;

•	Ineffective design, implementation, and documentation of internal controls impacting financial statement accounts and general controls over technology pertaining to user access and segregation of duties, banking and disbursements, and financial accounting system applications; and

•	Ineffective monitoring controls related to the financial close and reporting process, including management’s risk assessment process and its identification, evaluation, and timely remediation of control deficiencies.

The Company has begun implementing new and more robust internal controls and continues to take actions to remediate the material weaknesses in our internal controls over financial reporting identified above, including implementing additional processes and controls designed to address the underlying causes associated with the above mentioned material weaknesses. The Company’s internal control implementation and remediation efforts include the following:

•	On October 22, 2018, we appointed Steve Yan-Klassen, CPA, CMA as our CFO in an effort to provide senior financial oversight and increased segregation of duties;
•	Since March 31, 2019, we have been performing more extensive and frequent reviews of critical estimates, journal entries, complex calculations, the financial close and financial reporting processes;
•	Realigning certain roles to provide better segregation of duties and implementing stronger user access controls;
•	We continue to create and implement new policies and procedures related to controls over various operating activities;
•	We have hired additional staff and reassigned duties of existing staff in connection with our remediation efforts;
•	Regular onsite and offsite backups of critical electronic data;
•	Regular informal and formal meetings of Board members who also have been incorporated into the review process of all financial statement filings.

We have and will continue to utilize internal resources, and outside resources when deemed necessary, in our remediation efforts and will implement additional controls and processes as applicable to strengthen our controls over the financial reporting and disclosure process and to meet the needs of our growing organization.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
4.1	Form of Subscription Agreement for Units Dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 30, 2018)
4.2	Form of Series I Stock Purchase Warrant dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 30, 2018)
10.1	Amendment to the February 2017 Loan Agreement dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 30, 2018)
10.2	Amendment to the September 2016 Loan Agreement as amended dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 30, 2018)
10.3	Executive Services Consulting Agreement dated June 4, 2019 between RenovaCare, Inc. and Roger Esteban-Vives (Incorporated by reference to Form 8-K filed on June 10, 2019)
10.4	Executive Services Consulting Agreement dated July 1, 2019 between RenovaCare, Inc. and Rodney L. Sparks (Incorporated by reference to Form 8-K filed on July 3, 2019)
10.5	Termination Agreement dated March 30, 2019 between RenovaCare, Inc. and Thomas Bold (Incorporated by reference to Form 8-K filed on April 4, 2019)
10.6	Charitable Gift Agreement with the University of Pittsburgh dated June 3, 2019*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension - Schema Document**
101.CAL	XBRL Taxonomy Extension - Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension - Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension - Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension - Presentation Linkbase Document**

_______________

*	Filed herewith.

**	Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RenovaCare, Inc.

(Registrant)

Date: July 31, 2019	By:	/s/ Harmel S. Rayat
		Name:	Harmel Rayat
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2019	By:	/s/ Stephen Yan-Klassen
		Name:	Stephen Yan-Klassen
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

