Form 10-Q
period 2019-09-30
RenovaCare, Inc.
filed 2019-11-14
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of November 12, 2019, the registrant had 87,352,364 shares of its common stock, par value $0.00001 per share, issued and outstanding.

RENOVACARE, INC.

FORM 10-Q

For The Quarter Ended September 30, 2019

PART I

Item 1. Financial Statements

RENOVACARE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

	September 30,	December 31,
	2019	2018
ASSETS	(Unaudited)
Current assets
Cash	$13,374,382	$15,397,524
Prepaid expenses and deposits	100,000	168,707
Total current assets	13,474,382	15,566,231

Equipment, net of accumulated depreciation of $924 and $687, respectively	27	264
Intangible assets	152,854	152,854
Total assets	$13,627,263	$15,719,349

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$413,088	$222,163
Accounts payable - related parties	69,474	3,000
Interest payable to related parties	-	167,497
Total current liabilities	482,562	392,660

Total liabilities	482,562	392,660

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.00001 par value; 500,000,000 shares authorized, 87,352,364 and 87,175,522 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	874	872
Additional paid-in capital	32,188,410	32,187,580
Retained deficit	(19,044,583)	(16,861,763)
Total stockholders' equity	13,144,701	15,326,689
Total liabilities and stockholders' equity	$13,627,263	$15,719,349

(See accompanying notes to unaudited consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-

Operating expenses
Research and development	130,467	45,683	504,169	279,000
General and administrative	1,070,314	386,809	1,944,111	1,176,242
Total operating expenses	1,200,781	432,492	2,448,280	1,455,242

Loss from operations	(1,200,781)	(432,492)	(2,448,280)	(1,455,242)

Other income (expense)
Interest income	84,731	4,564	265,460	13,990
Interest expense	-	(21,652)	-	(63,167)
Accretion of debt discount	-	-	-	(58,438)
Total other income (expense)	84,731	(17,088)	265,460	(107,615)

Net loss	$(1,116,050)	$(449,580)	$(2,182,820)	$(1,562,857)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	87,243,352	76,840,522	87,198,132	76,727,802

(See accompanying notes to unaudited consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
BLANCE JANUARY 1, 2019	87,175,522	$872	$32,187,580	$(16,861,763)	$15,326,689
Stock based compensation due to common stock purchase options	-	-	832	-	832
Net loss for the three months ended March 31, 2019	-	-	-	(519,266)	(519,266)
BALANCE MARCH 31, 2019	87,175,522	872	32,188,412	(17,381,029)	14,808,255
Net loss for the three months ended June 30, 2019	-	-	-	(547,504)	(547,504)
BALANCE JUNE 30, 2019	87,175,522	872	32,188,412	(17,928,533)	14,260,751
Issuance of common stock from the exercise of warrants	176,842	2	(2)	-	-
Net loss for the three months ended September 30, 2019	-	-	-	(1,116,050)	(1,116,050)
BALANCE SEPTEMBER 30, 2019	87,352,364	$874	$32,188,410	$(19,044,583)	$13,144,701

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

BLANCE JANUARY 1, 2018	76,145,418	$762	$16,404,673	$(14,740,922)	$1,664,513
Issuance of common stock from the exercise of warrants	569,797	6	109,994	-	110,000
Issuance of common stock from the exercise of stock options	125,307	1	(1)	-	-
Stock based compensation due to common stock purchase options	-	-	122,497	-	122,497
Net loss for the three months ended March 31, 2018	-	-	-	(649,147)	(649,147)
BALANCE MARCH 31, 2018	76,840,522	769	16,637,163	(15,390,069)	1,247,863
Stock based compensation due to common stock purchase options	-	-	47,649	-	47,649
Net loss for the three months ended June 30, 2018	-	-	-	(465,479)	(465,479)
BALANCE JUNE 30, 2018	76,840,522	769	16,684,812	(15,855,548)	830,033
Adjustment related to Q1	-	-	-	1,349	1,349
Stock based compensation due to common stock purchase options	-	-	371	-	371
Net loss for the three months ended September 30, 2018	-	-	-	(449,580)	(449,580)
BALANCE SEPTEMBER 30, 2018	76,840,522	$769	$16,685,183	$(16,303,779)	$382,173

(See accompanying notes to unaudited consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Nine Months Ended
	September 30,
	2019	2018
Cash flows used in operating activities
Net loss	$(2,182,820)	$(1,562,857)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation	237	238
Stock based compensation expense	832	170,517
Accretion of debt discount	-	58,438
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	68,707	(17,184)
Increase (decrease) in accounts payable	190,925	64,818
Increase (decrease) in accounts payable - related parties	66,474	(41,500)
Increase (decrease) in interest payable - related parties	(167,497)	63,168
Increase (decrease) in contract payable	-	(100,000)
Net cash flows used in operating activities	(2,023,142)	(1,364,362)

Cash flows from financing activities
Proceeds from exercise of warrants and issuance of common stock	-	110,000
Net cash flows from financing activities	-	110,000

Decrease in cash and cash equivalents	(2,023,142)	(1,254,362)

Cash at beginning of period	15,397,524	2,906,237

Cash at end of period	$13,374,382	$1,651,875

Supplemental disclosure of cash flow information:
Interest paid in cash	$167,497	$-
Income taxes paid in cash	$-	$-

(See accompanying notes to unaudited consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Organization, Nature and Continuance of Operations, Recent Accounting Standards and Earnings (Loss) Per Share

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of RenovaCare, Inc. and Subsidiary (the “Company”) as of September 30, 2019, and for the three and nine months ended September 30, 2019 and 2018, include the accounts of the Company and its wholly-owned and controlled subsidiary, RenovaCare Sciences Corp., and have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”), for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Actual results may differ from those estimates. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of September 30, 2019, results of operations for the three and nine months ended September 30, 2019 and 2018, and stockholders’ equity and cash flows for the nine months ended September 30, 2019 and 2018. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Organization

RenovaCare, Inc. focuses on the acquisition, research, development and, if warranted, commercialization of autologous (using a patient's own cells) cellular therapies that can be used for medical and aesthetic applications.

The Company, through its wholly owned subsidiary, RenovaCare Sciences Corp., owns the CellMistTM System which is comprised of (a) a treatment methodology for cell isolation for the regeneration of human skin cells (the “CellMistTM Solution”) and (b) a solution sprayer device (the “SkinGunTM”) for delivering the cells to the treatment area. Along with US patent applications that were granted on November 29, 2016 (Patent No. US 9,505,000) and on April 4, 2017 (Patent No. US 9,610,430), the Company has filed additional patent applications related to the CellMistTM Solution and SkinGunTM technologies.

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

As of September 30, 2019, the Company had $13,374,382 of cash on hand. As a result of the cash on hand, the Company believes it currently has sufficient cash to meet its funding requirements over the next twelve months following the issuance of this Quarterly Report on Form 10-Q. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it may need to raise additional capital to accomplish its business plan over the next several years. If additional funding is required, the Company expects to seek to obtain that funding through private equity or convertible debt. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

Following is the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(1,116,050)	$(449,580)	$(2,182,820)	$(1,562,857)
Denominator:
Weighted average number of common shares outstanding	87,243,352	76,840,522	87,198,132	76,727,802
Basic and diluted EPS	$(0.01)	$(0.01)	$(0.03)	$(0.02)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	317,500	357,500	317,500	357,500
Warrants	13,106,912	3,011,912	13,106,912	3,011,912
Convertible debt	-	682,591	-	682,591
Total shares not included in the computation of diluted losses per share	13,424,412	4,052,003	13,424,412	4,052,003

Note 2. Common Stock and Warrants

Common Stock

At September 30, 2019, the Company had 500,000,000 authorized shares of common stock with a par value of $0.00001 per share, 87,352,364 shares of common stock outstanding and 19,440,765 shares reserved for issuance under the Company’s 2013 Long-Term Incentive Plan (the “2013 Plan”) as adopted and approved by the Company’s Board of Directors (the “Board”) on June 20, 2013 that provides for the grant of stock options to employees, directors, officers and consultants. No stock awards were made during the nine months ended September 30, 2019. See “Note 4. Stock Options” for further discussion.

Warrants

The following table summarizes information about warrants outstanding at September 30, 2019 and December 31, 2018:

	Shares of Common Stock Issuable from Warrants Outstanding as of
	September 30,	December 31,	Weighted Average
Description	2019	2018	Exercise Price	Expiration
Series A	-	240,000	$0.35	July 12, 2019
Series D	810,000	810,000	$1.10	June 5, 2020
Series E	584,416	584,416	$1.54	September 8, 2021
Series F	7,246	7,246	$3.45	February 23, 2022 & March 9, 2022
Series G	460,250	460,250	$2.68	July 21, 2022
Series H	910,000	910,000	$2.75	October 16, 2022
Series I	10,335,000	10,335,000	$2.00	November 26, 2025
Total	13,106,912	13,346,912

During the three months ended September 30, 2019, Jörg Gerlach exercised the remaining 240,000 Series A warrants on a cashless basis resulting in the issuance of 176,842 shares of common stock.

Note 3. Stock Options

The following table summarizes stock option activity for the period ended September 30, 2019:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2018	317,500	3.41
Outstanding at September 30, 2019	317,500	3.41	6.93	53,450
Exercisable at September 30, 2019	317,500	3.41	6.93	53,450

There were no options granted during the nine months ended September 30, 2019.

The share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time is expensed ratably over the respective vesting periods. During the three months ended September 30, 2019 and 2018, the Company recognized $0 and $371, respectively, in share-based compensation related to stock options. During the nine months ended September 30, 2019 and 2018, the Company recognized $832 and $170,517, respectively, in share-based compensation related to stock options. As of September 30, 2019, the Company had no unrecognized compensation cost related to unvested stock options. Stock-based compensation has been included in the unaudited consolidated statement of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$-	$-	$-	$27,966
General and administrative	-	371	832	142,551
Total	$-	$371	$832	$170,517

The following table summarizes information about stock options outstanding and exercisable at September 30, 2019:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Subject to Options Exercise	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
1.05	55,000	4.50	1.05	55,000	4.50	1.05
1.25	7,500	5.71	1.25	7,500	5.71	1.25
1.34	7,500	5.75	1.34	7,500	5.75	1.34
1.70	7,500	6.04	1.70	7,500	6.04	1.70
2.28	7,500	6.81	2.28	7,500	6.81	2.28
4.20	232,500	7.62	4.20	232,500	7.62	4.20
Total	317,500	6.93	$3.41	317,500	6.93	$3.41

Note 4. Commitments

In connection with the Company’s anticipated regulatory filings and ongoing investigations of new product development and expanded clinical indications, the Company has engaged StemCell Systems GmbH (“StemCell Systems”) to provide design and engineering services, prototypes, testing, and documentation under various agreements. Pursuant to these engagements the Company incurred expenses of $100,000 and $14,315 during the three months ended September 30, 2019 and 2018, respectively, and $223,175 and $39,499 during the nine months ended September 30, 2019 and 2018, respectively. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a principal of StemCell Systems.

On June 3, 2019, the Company entered into a Charitable Gift Agreement with the University of Pittsburgh (the "University"), pursuant to which the Company committed to provide a charitable donation to the University in the aggregate amount of $250,000 (the "Grant"). The Company will pay the Grant in four quarterly installments with the first payment made on or before July 1, 2019. During the three and nine months ended September 30, 2019, the Company made payments totaling $0 and $62,500, respectively. At September 30, 2019, the balance remaining under this gift was $187,500. Due to the terms of the Grant, the Company will recognize the related expense upon payment. Dr. Gerlach, from whom the Company purchased the SkinGunTM technology, is a professor at the University.

See also “Note 5. Related Party Transactions.”

Note 5. Related Party Transactions

As compensation for his service on the Board, Dr. Kirkland receives an annual retainer of $6,000, payable in equal quarterly installments in arrears. Additionally, on May 11, 2017, the Company granted to Dr. Kirkland an incentive stock option to purchase up to 75,000 shares of the Company’s common stock at an exercise price of $4.20 per share. The options vested 50% on the date of grant and 50% one year hence on May 11, 2018. The options may be exercised on a cashless basis. Compensation expense of $0 and $43,163 was recorded with respect to the May 11, 2017 grant during the three and nine months ended September 30, 2018, respectively. No compensation costs were recorded in 2019 due to completion of vesting on May 11, 2018.

In connection with the Company’s anticipated FDA and other regulatory filings, the Company engaged StemCell Systems to provide it with prototypes and related documents. Pursuant to these engagements the Company incurred expenses of $100,000 and $14,315 during the three months ended September 30, 2019 and 2018, respectively, and $223,175 and $39,499 during the nine months ended September 30, 2019 and 2018, respectively. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a principal of StemCell Systems.

Dr. Gerlach is entitled to payments for consulting services. During the three months ended September 30, 2019 and 2018, the Company recognized expenses related to Dr. Gerlach services of $0 and $0, respectively, and $0 and $7,020 during the nine months ended September 30, 2019 and 2018, respectively. Accounts payable to Dr. Gerlach amounted to $0 at September 30, 2019 and December 31, 2018. Additionally, during the three months ended September 30, 2019, Jörg Gerlach exercised the remaining 240,000 Series A warrants on a cashless basis resulting in the issuance of 176,842 shares of common stock.

On August 1, 2013, the Company entered into a consulting agreement, as amended on May 1, 2016, with Jatinder Bhogal, an individual owning in excess of 5% of our issued and outstanding shares of common stock, to provide consulting services to the Company through his wholly owned company, Vector Asset Management, Inc. (“VAM”). Pursuant to the consulting agreement Vector assisted the Company with identifying subject matter experts in the medical device and biotechnology industries and assisted the Company with the ongoing research, development, patents, and strategic positioning of its technologies. Pursuant to an amendment dated May 1, 2016, the VAM monthly consulting fee was increased from $5,000 to $6,800. On June 22, 2018, the Company and VAM entered into an Executive Consulting Agreement (“ECA”) whereby Mr. Bhogal will serve as the Company’s Chief Operating Officer. The ECA supersedes the prior consulting agreement. Pursuant to the ECA, VAM will receive compensation of $120,000 per year. For consulting services provided by VAM, during the three months ended September 30, 2019 and 2018, the Company recognized expenses of $30,000 and $30,000, respectively, and $90,000 and $73,467 during the nine months ended September 30, 2019 and 2018, respectively.

During the year ended December 31, 2018, the Company was offered executive office space located at 9375 E. Shea Blvd., Suite 107-A, Scottsdale, AZ 85260 for consideration of $1 per year. The executive office space is owned indirectly by Harmel S. Rayat, the Company’s majority shareholder and Chairman and CEO.

On November 26, 2018, the Company entered into Subscription Agreements with Kalen Capital Corporation (“KCC”) for the purchase and sale of 10,335,000 Units of the Company's equity securities at a price of $1.50 per Unit, pursuant to a private placement offering conducted by the Company for (i) aggregate cash proceeds of $14,407,500 and (ii) conversion of $1,095,000 principal amount of outstanding loan indebtedness. The unpaid interest related to the loan indebtedness totaled $167,497 and was paid in July 2019. Each Unit consisted of: (i) one (1) share of common stock; and (ii) one (1) Series I Stock Purchase Warrant to purchase one (1) share of common stock at a price of $2.00 per share for a period of seven (7) years commencing on the date the Warrants were first issued. The Series I Warrants do not have a cashless exercise provision. KCC does not have any registration rights with respect to the shares comprising a part of the Units or issuable upon exercise of the Series I Warrants.

On June 3, 2019, the Company entered into the Grant with the University. During the three and nine months ended September 30, 2019, the Company made payments totaling $0 and $62,500, respectively. At September 30, 2019, the balance remaining under this gift was $187,500. Dr. Gerlach, from whom the Company purchased the SkinGunTM technology, is a professor at the University. See Note 4 above for additional information.

Note 6. Subsequent Events

Management has reviewed material events subsequent of the period ended September 30, 2019 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

On October 1, 2019, the Company made a payment to the University pursuant to the Charitable Gift Agreement in the amount of $62,500.

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

This discussion and analysis should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the unaudited interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies us believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below in "Critical Accounting Policies," and have not changed significantly.

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

Overview

RenovaCare, Inc. (together with its wholly owned subsidiary, “RenovaCare” the “Company” “we” “us” and “our”) was incorporated under the laws of the State of Nevada and has an authorized capital of 500,000,000 shares of $0.00001 par value common stock, of which 87,352,364 shares are outstanding as of September 30, 2019, and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

Our principal executive offices are located at 9375 East Shea Blvd., Suite 107-A, Scottsdale, AZ 85260. Our telephone number is (888) 398-0202.

Description of Business

We are a development-stage company focusing on the development and commercialization of autologous (using a patient’s own cells) cellular therapies for medical and aesthetic applications. The Company, through its wholly owned subsidiary, RenovaCare Sciences Corp., owns the CellMistTM System which is comprised of (a) a treatment methodology for cell isolation for the regeneration of human skin cells (the “CellMistTM Solution”) and (b) a solution sprayer device (the “SkinGunTM”) for delivering the cells to the treatment area. Along with US patent applications that were granted on November 29, 2016 (Patent No. US 9,505,000) and on April 4, 2017 (Patent No. US 9,610,430), the Company has filed additional patent applications related to the CellMistTM Solution and SkinGunTM technologies.

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

Results of Operations

Three and Nine Months Ended September 30, 2019 Compared with the Three and Nine Months Ended September 30, 2018

Operating Expenses

A summary of our operating expenses for the three and nine months ended September 30, 2019 and 2018 follows:

	Three Months Ended September 30,		Increase /	Percentage
	2019	2018	(Decrease)	Change
Operating expenses
Research and development	$130,467	$45,683	$84,784	186%
General and administrative	1,070,314	386,438	683,876	177%
Stock compensation	-	371	(371)	-100%
Total operating expenses	$1,200,781	$432,492	$768,289	178%

	Nine Months Ended September 30,		Increase /	Percentage
	2019	2018	(Decrease)	Change
Operating expenses
Research and development	$504,169	$251,034	$253,135	101%
General and administrative	1,943,279	1,033,691	909,588	88%
Stock compensation	832	170,517	(169,685)	-100%
Total operating expenses	$2,448,280	$1,455,242	$993,038	68%

Research and Development

Research and development (“R&D”) costs represent costs incurred to develop our CellMistTM System and are incurred pursuant to agreements with third party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred. R&D costs, excluding stock based compensation, increased during the three and nine months ended September 30, 2019 compared to 2018, as a result of the company’s regulatory, product development, and product expansion efforts.

General and Administrative

General and administrative costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. Costs increased during the three months ended September 30, 2019 compared to 2018 and included an increase of $54,000 related to personnel costs, $596,000 related to professional fees and $44,000 related to travel expenses offset by a $10,000 net reduction in various other general costs. Costs increased during the nine months ended September 30, 2019 compared to 2018 and included an increase of $63,000 related to personnel costs, $890,000 related to professional fees, $42,000 related to travel expenses, $62,500 related to the Charitable Grant Agreement with the University of Pittsburgh offset by a $25,500 net reduction in various other general costs and $122,000 decrease in investor communications costs.

Stock Compensation

Expense associated with equity based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock compensation represents the expense associated with the amortization of our stock options. Stock compensation expense decreased during the three and nine months ended September 30, 2019 compared to 2018 primarily due to the May 11, 2017 grant of 310,000 stock options with a weighted average grant date fair value of $3.38 per share whereby one-half vested on the date of grant and the second half vested on May 11, 2018; combined with no subsequent option grants, resulted in virtually no expense in 2019 compared to 2018.

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

Liquidity and Capital Resources

The Company does not have any commercialized products, has not generated any revenue since inception and has sustained recurring losses and negative cash flows since inception. The Company has incurred recurring operating losses of $2,448,280 and $1,455,242 for the nine months ended September 30, 2019 and 2018, respectively. The Company expects to incur losses as it continues development of its products and technologies. The Company has been funded through the sale of equity securities. As of September 30, 2019, the Company had $13,374,382 of cash. The Company believes that it currently has sufficient cash to meet its funding requirements over the next year.

Net cash used in operating activities was $2,023,142 during the nine months ended September 30, 2019, compared to net cash used in operating activities of $1,364,362 during the nine months ended September 30, 2018. The increase in cash used in operating activities is primarily due to the increase in professional fees.

There was no net cash used in investing activities during the nine months ended September 30, 2019 and 2018.

Net cash provided by financing activities was $0 during nine months ended September 30, 2019, compared to $110,000 during the nine months ended September 30, 2018. During the nine months ended September 30, 2018, the Company received $110,000 from the exercise of 100,000 Series D Warrants at an exercise price of $1.10

On November 26, 2018, the Company 1) issued 9,605,000 units of the Company’s equity securities at a price of $1.50 per unit, pursuant to a private placement offering conducted by the Company resulting in $14,407,500 of proceeds to the Company; and 2) issued 730,000 units of the Company’s equity securities at a price of $1.50 per unit, pursuant to a private placement offering conducted by the Company resulting in conversion of $1,095,000 principal amount of loan indebtedness.

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

Recent Accounting Standards

See Note 1 to our Unaudited Condensed Consolidated Financial Statements for more information regarding recent accounting standards and their impact to our consolidated results of operations and financial position.

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

During the nine months ended September 30, 2019, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

For a complete description of the Company’s related party transactions, see “Note 5. Related Party Transactions” included above under the “NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS”.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2019. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not sufficiently effective as of September 30, 2019 because of the following material weakness in our internal control over financial reporting:

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

The Company has begun implementing new and more robust internal controls and continues to take actions to remediate the material weaknesses in our internal controls over financial reporting identified above, including implementing additional processes and controls designed to address the underlying causes associated with the above mentioned material weaknesses. The Company’s internal control implementation and remediation efforts include the following:

•	On October 22, 2018, we appointed Steve Yan-Klassen, CPA, CMA as our CFO in an effort to provide senior financial oversight and increased segregation of duties;
•	Since March 31, 2019, we have been performing more extensive and frequent reviews of critical estimates, journal entries, complex calculations, the financial close and financial reporting processes;
•	Realigning certain roles to provide better segregation of duties and implementing stronger user access controls;
•	Implementation of new policies and procedures related to controls over various operating activities;
•	The hiring of additional staff and modification of duties of existing staff in connection with our remediation efforts;
•	Regular onsite and offsite backups of critical electronic data;
•	Regular informal and formal meetings of Board members who also have been incorporated into the review process of all financial statement filings.

We continue to monitor our control environment and will implement additional controls and processes utilizing internal resources, and outside resources (when deemed necessary) to strengthen our controls over the financial reporting and disclosure process as applicable in order to meet the needs of our growing organization.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
4.1	Form of Subscription Agreement for Units Dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 30, 2018)
4.2	Form of Series I Stock Purchase Warrant dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 30, 2018)
10.1	Amendment to the February 2017 Loan Agreement dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 30, 2018)
10.2	Amendment to the September 2016 Loan Agreement as amended dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 30, 2018)
10.3	Executive Services Consulting Agreement dated June 4, 2019 between RenovaCare, Inc. and Roger Esteban-Vives (Incorporated by reference to Form 8-K filed on June 10, 2019)
10.4	Executive Services Consulting Agreement dated July 1, 2019 between RenovaCare, Inc. and Rodney L. Sparks (Incorporated by reference to Form 8-K filed on July 3, 2019)
10.5	Termination Agreement dated March 30, 2019 between RenovaCare, Inc. and Thomas Bold (Incorporated by reference to Form 8-K filed on April 4, 2019)
10.6	Charitable Gift Agreement with the University of Pittsburgh dated June 3, 2019 (Incorporated by reference to Form 10-Q filed on July 31, 2019)
10.7	Executive Services Consulting Agreement dated August 15, 2019 between RenovaCare, Inc. and Robin Robinson, Ph.D*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101. INS	XBRL Instance Document**
101. SCH	XBRL Taxonomy Extension - Schema Document**
101. CAL	XBRL Taxonomy Extension - Calculation Linkbase Document**
101. DEF	XBRL Taxonomy Extension - Definition Linkbase Document**
101. LAB	XBRL Taxonomy Extension - Label Linkbase Document**
101. PRE	XBRL Taxonomy Extension - Presentation Linkbase Document**

_______________

*	Filed herewith.

**	Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RenovaCare, Inc.

(Registrant)

Date: November 14, 2019	By	/s/ Harmel S. Rayat
	Name:	Harmel S. Rayat
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2019	By:	/s/ Stephen Yan-Klassen
	Name:	Stephen Yan-Klassen
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)