Form 10-K
period 2019-12-31
RenovaCare, Inc.
filed 2020-05-14
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________

Commission file number 000-30156

RENOVACARE, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0170247
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

4 Becker Farm Road, Suite 105 Roseland, NJ 07068
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 28, 2019, as reported on the OTCQB was $26,094,486.

As of May 8, 2020, there were 87,352,364 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: None.

RENOVACARE, INC.

FORM 10-K

For The Fiscal Year Ended December 31, 2019

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to RenovaCare, Inc. and its wholly-owned subsidiary that is based on management’s exercise of business judgment and assumptions made by and information currently available to management. Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements and unknown, unidentified or unpredictable factors could materially and adversely impact our future results. We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events. Several of these factors include, without limitation:

•	our ability to meet requisite regulations or receive regulatory approvals in the United States, and our ability to retain any regulatory approvals that we may obtain; and the absence of adverse regulatory developments in the United States and abroad;
•	changes in general economic, business or demographic conditions or trends in the U.S. or throughout the world or changes in the political environment, including changes in GDP, interest rates and inflation;
•	new entrance of competitive products or further penetration of existing products in our markets;
•	our ability to obtain additional financing, if at all, at times and on terms acceptable to us;
•	disruptions or other extraordinary or force majeure events, such as the COVID-19 pandemic, and the ability to insure against losses resulting from such events or disruptions.
•	the effect on us from adverse publicity related to our products or the company itself; and
•	any adverse claims relating to our intellectual property.

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

We file reports with the Securities and Exchange Commission (“SEC”). We make available on our website free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Information appearing at our website is not a part of this Annual Report on Form 10-K. You can also read and copy any materials we file with the SEC on its website at www.sec.gov).

ITEM 1. BUSINESS

Overview

RenovaCare, Inc. (formerly Janus Resources, Inc.) (together with its wholly owned subsidiary RenovaCare Sciences Corp., “RenovaCare,” the “Company,” “we,” “us,” and “our,”) was incorporated under the laws of the State of Nevada and has an authorized capital of 500,000,000 shares of $0.00001 par value common stock, of which 87,352,364 shares are outstanding as of December 31, 2019, and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

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

Our principal executive offices are located at 4 Becker Farm Road, Suite 105, Roseland, NJ 07068. Our telephone number is (888) 398-0202.

As we are a smaller reporting company, we are not required to make certain disclosures otherwise required to be made in a Form 10-K.

Description of Business

We are a development-stage company focusing on the development and commercialization of autologous (using a patient’s own cells) cellular therapies for medical and aesthetic applications. The Company, through its wholly owned subsidiary, RenovaCare Sciences Corp., owns the CellMist™ System which is comprised of (a) a treatment methodology for cell isolation for the regeneration of human skin cells (the “CellMist™ Solution”) and (b) a solution sprayer device (the (SkinGun™”) for delivering cells to the treatment area. Along with US patent applications that were granted in November 2016 (Patent No. US 9,505,000), and April 2017 (Patent No. 9,610,430) and, most recently, in August 2019 (Patent No. 10,376,658). The Company has filed additional patent applications related to the CellMist™ System and other technologies.

In the case of U.S. patents, a typical utility patent term is 20 years from the date on which the application for the patent was filed in the United States or, if the application contains a specific reference to an earlier filed application or applications, from the date on which the earliest such application was filed. Patents filed outside of the U.S. have a patent term typically running 20 years from the date of first filing, but which are determined by the law of the country in which they issue. Patent terms may be affected by events such as maintenance (or annuity) fee payment, terminal or statutory disclaimer, post-grant proceedings, patent term adjustment, and/or patent term extension.

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

While mesh grafting is often the method of choice, there are significant deficiencies with this method. The surgical procedure to remove healthy skin from the donor site can be painful and leaves the patient with a new wound that must also be attended to. In many instances the aesthetic results are not satisfying, as the color of the skin from the donor site may not match the skin color of the damaged skin. Additionally, the size of the donor skin removed must be substantially large in size compared to the damaged skin area. These donor and injury sites can take weeks to heal, requiring expensive hospital stays, ongoing wound dressing management, and in some cases, complex anti-infection strategies.

We are currently evaluating the potential of our CellMistTM System in the treatment of tissue that has been subject to severe trauma such as second degree burns. The CellMistTM System utilizes the patient’s own skin stem cells, and can reduce the size of the donor site and significantly decrease scarring. Furthermore, we believe the CellMistTM System could enable treatment of other skin disorders with minimal scarring.

Our Mission and Strategy

Our ultimate goal is to leverage the potential of our CellMistTM System, as cutting edge treatments in skin therapy. Before we can do so, however, there are a number of steps we must first take, including:

•	initiating a series of clinical trials to determine the CellMistTM System’s safety and efficacy for treating wounds and burns;

•	formalizing collaborations with universities, scientific, and/or commercial partners;

•	creating a network of clinical and research partners;

•	achieving FDA and/or other regulatory clearance; and

•	expanding the range of possible clinical applications.

We believe that we now have an experienced leadership team which has come together to achieve our mission of improving the lives of burn patients by creating potentially more effective, safer and tolerable treatments. To achieve our goal, we have established the following strategic priorities:

•	Obtain regulatory approval and prepare to commercialize our CellMistTM System.

We intend to continue to pursue our efforts to secure regulatory (FDA) approval in 2020, and if ultimately approved, commence our feasibility study in the United States.

•	Selectively pursue strategic partnership, joint venture, and licensing opportunities to complement our existing operations

We intend to continue to pursue strategic licensing, partnership, and joint venture opportunities. We will continue to target opportunities that will complement our existing technology and operations to create value for stockholders and support our business strategy and mission.

•	Secure additional financing as and when required.

Additionally, we will need to pursue financing opportunities, traditional and non-dilutive, and if available on acceptable terms, if at all, in order to raise sufficient capital to fund our ongoing research and development operations in order to expand the range of possible clinical applications of our CellMistTM System.

Our Market Opportunity

We believe that expedited healing is urgently needed for patients suffering from burns, chronic wounds, acute wounds and scars. In the U.S. alone, this $45 billion market is greater than spending on high-blood pressure management, cholesterol treatments, and back pain therapeutics.

Burns

Burns are one of the most common and devastating forms of trauma. Most burn injuries involve layers of the upper skin, the epidermis. Severe major trauma involves a complete loss of the entire thickness of the skin and often requires major surgery involving split-skin mesh-grafting. Skin grafting is a procedure where healthy skin is removed from one area of the body and transplanted to a wound site.

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

The prevalence of patients with severe burns is even higher in emerging economies. For example, according to the World Health Organization over 1,000,000 people in India are moderately to severely burnt every year and approximately 180,000 people worldwide die from burn related injuries (see World Health Organization “Burns: Fact Sheet No. 365,” reviewed March 6, 2018, available at: http://www.who.int/mediacentre/factsheets/fs365/en/). According to Critical Care, an international clinical medical journal, burns are also among the most expensive traumatic injuries because of long and costly hospitalization, rehabilitation and wound and scar treatment (see Brusselaers, N., Monstrey, et al, “Severe Burn Injury in Europe: A systematic Review of the Incidence, Etiology, Morbidity, and Mortality” available at: http://ccforum.com/content/14/5/R188).

Burn injuries account for a significant cost to the health care system in North America and worldwide. In the U.S. there are currently 128 centers specializing in burn care. Recent estimates in the U.S. show that 40,000 patients are admitted annually for treatment with burn injuries, over 60% of the estimated U.S. acute hospitalizations related to burn injury were admitted to burn centers. Such centers now average over 200 annual admissions for burn injury and skin disorders requiring similar treatment. The other 4,500 U.S. acute care hospitals average less than 3 burn admissions per year (see American Burn Association Burn Incidence and Treatment in the US: 2013 Fact Sheet, available at: http://www.ameriburn.org).

According to the Agency for Healthcare Research and Quality, the annual costs for the treatment of burns is $1.5 billion, with another $5 billion in costs associated with lost work (see https://www.hcup-us.ahrq.gov/reports/statbriefs/sb217-Burn-Hospital-Stays-ED-Visits-2013.pdf). Initial hospitalization costs and physicians' fees for specialized care of a patient with a major burn injury are currently estimated to be $200,000. Overall, costs escalate for major burn cases because of repeated admissions for reconstruction and rehabilitation therapy. In the U.S., current annual estimates show that more than $18 billion is spent on specialized care of patients with major burn injuries (see Church D, Elsayed S, Reid O, Winston B, Lindsay R “Burn wound infections” Clinical Microbiology Reviews 2006;19(2):403–34, available at: http://www.ncbi.nlm.nih.gov/pmc/articles/PMC1471990).

Wounds

According to The Wall Street Journal, 6.5 million people are affected by chronic wounds, and $25 billion is spent annually on treating chronic wounds on patients in the U.S. alone (see Järbrink, Krister et al. “Prevalence and incidence of chronic wounds and related complications: a protocol for a systematic review.” Systematic reviews vol. 5,1 152. 8 Sep. 2016 doi:10.1186/s13643-016-0329-y).

The Wound Care Market Global Forecast to 2024 report issued by Markets & Markets states that in 2019, advanced wound care products accounted for the largest market share and is expected to have the highest growth projected at a compound annual growth rate of 4.6% to 2024. Major factors driving the growth of this market of hard-to-heal wounds are an increase in an aging population and greater prevalence of chronic disease, including diabetes and obesity. The development of regenerative medicine and healing capabilities allow for more effective treatment, quicker healing and improved health economic outcomes.

The healthcare facilities (hospitals and clinics) segment accounted for the largest market share in 2019 as these systems are used for critical cases, improve quality of care and have the infrastructure and resources to support treatment.

Our Technology

Our cell isolation methodology is referred to as the CellMistTM Solution, and our cell deposition device is referred to as the SkinGunTM. We isolate stem cells and related skin cells from a small biopsy of the patient's skin. The stem cells are placed into a liquid solution, which is then filled into a sterile syringe. The syringe is inserted into the SkinGunTM, which then sprays the skin cell-loaded liquid solution into the wound.

The first phase of gathering the patient's skin cells, creating a liquid solution, and applying the stem cells takes approximately 1.5–2 hours. Published studies show that within days following the wound treatment procedure, the skin cells generate a protective skin layer (re-epithelialization), and within months the skin regains its color and texture.

Our cell isolation procedure and the cell spraying are performed on the same day, in an on-site setting. Because the skin cells sprayed using the SkinGunTM are actually the patient's own cells, the skin that is regenerated looks more natural than other skin replacement technologies. During recovery, the skin cells grow into fully functional layers of the skin and regenerated skin has resulted in minimal scarring in observational patient treatment. Additionally, our methods require substantially smaller donor areas than skin grafting, reducing donor area burden such as pain and the risk of complications.

In August 2019 the Company was awarded a continuation of Patent No. US 9.505,000 (Patent No. US 10,376,658), allowing the “SkinGunTM to be used to spray all varieties of tissues and cells, thus opening the door for its potential application in the regeneration of tissues and organs, beyond skin.

The CellMistTM System remains an experimental, unproven methodology and we continue to evaluate its safety and efficacy. There is no guarantee that we will be able to develop a commercially viable product based upon the CellMistTM System and its underlying technology.

Domestic Regulation

Governmental authorities in the U.S., at the federal, state and local level, extensively regulate, among other things, the research, development, testing, manufacture, labeling, packaging, promotion, storage, advertising, distribution, marketing and export and import of products or devices such as those we are attempting to develop. Our device candidates, to the extent they are developed, will be subject to pre-market approval by the FDA prior to their marketing for commercial use in the United States, and to any approvals required by foreign governmental entities prior to their marketing outside the United States. In addition, any changes or modifications to a device that has received regulatory clearance or approval that could significantly affect its safety or effectiveness, or would constitute a major change in its intended use, may require the submission of a new application in the U.S. for pre-market approval, or for foreign regulatory approvals outside the United States. The process of obtaining foreign approvals, can be expensive, time consuming and uncertain. See “International Regulation” below.

Premarket Approval

In the United States, medical devices are classified on the basis of control deemed necessary to reasonably ensure the safety and effectiveness of the device. Most Class I devices are subject to general controls and exempt from Pre-Market Notification (510k)). These controls include registration and listing and adherence to the Good Manufacturing Practice (GMP) requirements of the Quality System Regulation Labeling requirements. Most Class II devices are subject to the Pre-Market Notification ((510(k)) process as well as general and special controls that include performance testing (bench, animal and clinical in some cases), electrical safety testing, biocompatibility testing, sterilization and shelf-life testing, software testing, and system verification and validation testing. Class III devices are those which require a Pre-Market Approval (PMA) from the FDA to ensure their safety and effectiveness. Class III devices are those that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury. Due to the level of risk associated with Class III devices, FDA has determined that general and special controls alone are insufficient to assure the safety and effectiveness of Class III devices. PMA is the most stringent type of device marketing application required by FDA. The applicant must receive FDA approval of its PMA application prior to marketing the device. PMA approval is based on a determination by FDA that the PMA contains sufficient valid scientific evidence to assure that the device is safe and effective for its intended use(s). An approved PMA is, in effect, a private license granting the applicant (or owner) permission to market the device.

We will be required to file for a PMA for the SkinGunTM or any other device that we commercialize if it is deemed a Class III medical device. PMA is the FDA process of scientific and regulatory review to evaluate the safety and effectiveness of Class III medical devices.

Investigational Device Exemption (“IDE”)

Among the data required in a PMA application is human clinical test data. The FDA’s regulation that governs the human testing is the IDE and other patient protection regulations. For devices that are considered Significant Risk, an IDE application is required. It consists of the proposed clinical protocol and all supporting study documentation and must be submitted and approved by FDA and an Institutional Review Board (IRB) prior to initiation of human testing. Since the CellMistTM System employs the use of stem cells taken from the patient, it is considered Significant Risk by the FDA; therefore, we will be required to file an IDE application prior to conducting a clinical study for any application, such as for treatment of severe burns. The FDA has a specified review timeline and process for IDE reviews - each review phase takes 30 days and if the FDA has questions or concerns about the study design, there may be multiple review rounds until FDA either: (a) conditionally approves, (b) approves or (c) denies approval of the clinical study conduct under the submitted IDE. There is no guarantee that any IDE application we submit will be approved by the FDA.

HIPAA Requirements and Other U.S. Regulatory Requirements

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

In addition, in the U.S., the research, manufacturing, distribution, sale, and promotion of drug and biological products are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration), other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the False Claims Act, and similar state laws, each as amended. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Health Care Act of 1992, each as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection, unfair competition, and other laws.

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

Competition

The biotechnology, medical device, and wound care industries are characterized by intense competition, rapid product development and technological change. Our CellMistTM System competes with a variety of companies in the wound care markets, many of which offer substantially different treatments for similar problems. Currently Avita Medical Limited is commercially marketing ReCell, a cell spray device and a cell isolation procedure for autologous cells. Integra Lifesciences Holding Corp. sells Integra Dermal Regeneration Template, which does not use autologous cells, but instead uses an animal-derived intercellular matrix with an artificial waterproof barrier. Medline Industries, Inc. sells HyaloMatrix, which also does not use autologous cells, but instead is a non-woven pad entirely composed of a benzyl ester of hyaluronic acid, and a semipermeable silicone membrane. Other competitors include: MiMedx Group, Inc.; Castle Creek Biosciences, Inc.; and Organogenesis, Inc.

Many of our competitors are larger, well-established companies with considerably greater financial, marketing, sales and technical resources than those available to us. Additionally, many of our present and potential competitors have research and development capabilities that may allow them to develop new or improved products that may compete with our product lines. Our potential products could be rendered obsolete or made uneconomical by the development of new products to treat the conditions addressed by our products, technological advances affecting the cost of production, or marketing or pricing actions by one or more of our competitors.

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

In addition to issued patents describe above, we have filed and plan to file additional patent applications that, if issued, would provide further protection for, and advancements to, the CellMistTM System. Although we believe the bases for these patents and patent applications are sound, they are untested; and there is no assurance that they will not be successfully challenged. There can be no assurance that any patent previously issued will be of commercial value, that any patent applications will result in issued patents of commercial value, or that our technology will not be held to infringe patents held by others.

Operations

We expect to be engaged in research and development activities for the foreseeable future.

Employees

We currently have two full time employees..

We also have a number of industry consultants who provide services on an as needed basis. See “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE--Directors Executive Officers and Non-Executive Officers” for further discussion.

One consultant, based in the United Kingdom, provides services on a full time basis.

ITEM 1A. RISK FACTORS

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

Smaller reporting companies are not required to provide the information required by this item. However, without limiting the generality of the foregoing, and in compliance with SEC Release No. NO. 34-83118, under Section 36 of the Securities Exchange Act of 1934, as amended, you should note that at this time it is not possible to fully assess the impact of the COVID-19 pandemic on the Company’s operations and capital requirements. Should the COVID-19 pandemic continue, it may adversely affect the Company’s ability to (i) retain employees and consultants; (ii) obtain additional financing on terms acceptable to the Company, if at all; (iii) delay regulatory submissions and approvals; (iv) delay, limit or preclude the Company from securing clinical study sites; (v) delay, limit or preclude the Company from achieving technology or product development goals, milestones, or objectives; and (vi) preclude or delay entry into joint venture or partnership arrangements. The occurrence of any one or more of such events may affect the Company’s ability to continue on its pathway to commercialization of its technology or products.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any properties. Our corporate offices are located at 4 Becker Farm Road, Suite 105, Roseland, New Jersey.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The following table sets forth the high and low bid prices for our common stock for the calendar quarters indicated as reported by the on the OTC Market Group, Inc.’s Pink Sheets for the last two years. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2019– High	$1.85	$1.57	$1.97	$4.20
2019– Low	$1.50	$1.08	$1.08	$1.55
2018 – High	$10.65	$6.92	$4.73	$2.65
2018 – Low	$4.60	$2.90	$1.41	$1.29

The closing price of our common stock on May 8, 2020, was $1.40. As of May 8, 2020, there were approximately 362 stockholders of record (this number does not include stockholders who hold their stock through brokers, banks and other nominees).

Transfer Agent

The transfer agent of our common stock is Worldwide Stock Transfer, LLC, having an office at One University Plaza, Suite 505, Hackensack, NJ, USA 07601; their phone number is (201) 820-2008.

Penny Stock

Our stock may be deemed a “penny stock.” The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the Commission shall require by rule or regulation. The broker-dealer also must provide to the customer, prior to effecting any transaction in a penny stock: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules.

Rule 144

There were 87,352,364 shares of our common stock issued and outstanding at May 8, 2020, of which 51,513,687 shares are deemed “restricted securities” or “control securities” within the meaning of Rule 144. Absent registration under the Securities Act, the sale of restricted or control shares is subject to Rule 144, as promulgated under the Securities Act.

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

Results of Operations

Year Ended December 31, 2019 versus December 31, 2018

	Year Ended December 31,
	2019	2018	Increase / (Decrease)	Percentage Change
Operating expenses:
Research and development	$745,945	$368,954	$376,991	102%
General and Administrative	2,944,377	1,639,068	1,305,309	80%
Total operating expenses	$3,690,322	$2,008,022	$1,682,300	84%

Research and Development

Research and development (“R&D”) costs represent costs incurred to develop our CellMistTM System and are incurred pursuant to agreements with third party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred. R&D costs, excluding stock based compensation, increased during the year ended December 31, 2019 compared to 2018, as a result increased efforts related to the Company’s regulatory, and product development efforts.

General and Administrative

General and administrative (“G&A”) costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. 2019 G&A costs, excluding stock-based compensation, increased approximately $1,257,000 compared to 2018. The increase is primarily attributable to approximately a $1,129,000 increase in professional fees related to corporate compliance and governance matters, and approximately a $57,000 increase in payroll costs due to the hiring of our new chief executive officer in November 2019 and a net increase in other costs of approximately $70,000.

Other Income (Expense)

Other income (expense) was approximately $332,000 in 2019 compared to approximately ($113,000) in 2018. 2019 consisted entirely of interest income compared to approximately $22,000 of interest income and approximately ($77,000) and ($58,000) of interest expense and accretion of debt discount, respectively, in 2018. The increase in other income (expense) is attributable to the reduction of debt and increased cash on hand as a result of an private placement entered in to on November 26, 2018.

Liquidity and Capital Resources

The Company does not have any commercialized products, has not generated any meaningful revenue since inception and has sustained recurring losses and negative cash flows since inception. The Company has incurred operating losses of $3,690,322 and $2,008,022 for the years ended December 31, 2019 and 2018. The Company expects to incur losses as it continues development of its products and technologies. Historically, the Company has been funded through the sale of equity securities and debt financings. As of December 31, 2019, the Company had $12,185,248 of cash. The Company believes that it currently has sufficient cash to meet its funding requirements over the next year.

Net cash used in operating activities was $3,212,276 during the year ended December 31, 2019, compared to net cash used in operating activities of $2,026,213 during the year ended December 31, 2018. The increase in cash used in operating activities was attributable in part, to increased consultant and professional fees, in the amount of $1,266,000, related to regulatory compliance and submissions as well as corporate compliance and governance matters.

There was no net cash used in investing activities during the years ended December 31, 2019 and 2018.

There was no net cash provided by financing activities in 2019 compared to net cash provided by financing activities of $14,517,500 during the year ended December 31, 2018.

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

Plans for Next Twelve Months

During the next twelve months we intend to continue our research and development efforts on the CellMistTM System. As part of these efforts we intend to pursue certain filings with regulatory bodies, including, but not limited to, the FDA, seeking regulatory clearance for clinical studies of the CellMistTM System. There is no assurance the Company will be able to successfully make any such filings or will receive any such clearance.

Share Capital

At December 31, 2019, we had:

•	Authorized share capital of 10,000,000 preferred shares with par value of $0.0001.
•	Authorized share capital of 500,000,000 common shares with par value of $0.00001 each.
•	87,352,364 common shares were issued and outstanding.

Market Risk Disclosures

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes during the years ended December 31, 2019 and 2018, and the subsequent period through the date of this annual report.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at December 31, 2019, and the subsequent period through the date of this annual report, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements.

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

INDEX TO FINANCIAL STATEMENTS

The following audited consolidated financial statements are filed as part of this annual report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

RenovaCare, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RenovaCare, Inc. and Subsidiary (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Melville, NY
May 14, 2020

RENOVACARE, INC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2019 AND 2018

	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$12,185,248	$15,397,524
Prepaid expenses	102,500	168,707
Total current assets	12,287,748	15,566,231

Equipment, net of accumulated depreciation of $951 and $687, respectively	–	264
Intangible assets	152,854	152,854
Total assets	$12,440,602	$15,719,349

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$169,044	$222,163
Accounts payable - related parties	111,696	3,000
Interest payable to related parties	–	167,497
Total current liabilities	280,740	392,660

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock: $0.00001 par value; 500,000,000 shares authorized, 87,352,364 and 87,175,522 shares issued and outstanding at December 31, 2019 and 2018, respectively	874	872
Additional paid-in capital	32,378,833	32,187,580
Retained deficit	(20,219,845)	(16,861,763)
Total stockholders' equity	12,159,862	15,326,689
Total liabilities and stockholders' equity	$12,440,602	$15,719,349

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018

Revenue	$–	$–

Operating expenses

Research and development	745,945	368,954
General and administrative	2,944,377	1,639,068
Total operating expenses	3,690,322	2,008,022

Loss from operations	(3,690,322)	(2,008,022)

Other income (expense)
Interest income	332,240	22,450
Interest expense	–	(76,831)
Accretion of debt discount	–	(58,438)
Total other income (expense)	332,240	(112,819)

Net loss	$(3,358,082)	$(2,120,841)

Basic and Diluted Loss per Common Share	$(0.04)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	87,237,053	77,748,437

(The accompanying notes are an integral part of these consolidated financial statements)

  RENOVACARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common Stock		Additional Paid	Retained	Total Stockholders'
	Shares	Amount	-in Capital	Deficit	Equity

Balance, December 31, 2017	76,145,418	$762	$16,404,673	$(14,740,922)	$1,664,513

Issuance of common stock from the exercise of warrants	569,797	6	109,994	–	110,000
Issuance of common stock from the exercise of stock options	125,307	1	(1)	–	–
November 2018 Private Placement units issued	9,605,000	96	14,407,404	–	14,407,500
November 2018 Private Placement units issued for deb conversion	730,000	7	1,094,993	–	1,095,000
Stock based compensation	–	–	170,517	–	170,517
Net loss for the year ended December 31, 2018	–	–	–	(2,120,841)	(2,120,841)
Balance, December 31, 2018	87,175,522	872	32,187,580	(16,861,763)	15,326,689

Issuance of common stock from the cashless exercise of warrants	176,842	2	(2)	–	–
Stock based compensation	–	–	191,255	–	191,255
Net loss for the year ended December 31, 2019	–	–	–	(3,358,082)	(3,358,082)
Balance, December 31, 2019	87,352,364	$874	$32,378,833	$(20,219,845)	$12,158,862

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(3,358,082)	$(2,120,841)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation expense	264	317
Stock based compensation expense	191,255	170,517
Accretion of debt discount	–	58,438
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	66,207	(167,957)
(Decrease) increase in accounts payable	(53,119)	114,827
Increase (decrease) in accounts payable - related parties	(108,696)	(58,333)
(Decrease) increase in interest payable - related parties	(167,497)	76,819
(Decrease) in contract payable	–	(100,000)
Net cash flows used in operating activities	(3,212,276)	(2,026,213)

Cash flows from investing activity
Net cash flows from investing activity	–	–

Cash flows from financing activities
Proceeds from exercise of warrants and issuance of common stock	–	14,517,500
Net cash flows from financing activities	–	14,517,500

(Decrease) Increase in cash and cash equivalents	(3,212,276)	12,491,287

Cash and cash equivalents at beginning of period	15,397,524	2,906,237

Cash and cash equivalents at end of period	$12,185,248	$15,397,524

Supplemental disclosure of cash flow information:
Interest paid in cash	$167,497	$1,825
Income taxes paid in cash	$–	$–

Supplemental disclosure of non-cash transactions:
Debt conversion	$–	$1,095,000

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

On July 12, 2013, the Company, through its wholly owned subsidiary, RenovaCare Sciences Corp., completed the acquisition of its flagship technologies (collectively, the “CellMistTM System”) along with associated United States patent applications and two foreign patent applications, the first of which was filed on August 23, 2007 (DE 10 2007 040 252.1) and the second of which was filed on April 27, 2011 (DE 10 2011 100 450.9), both of which have been granted. One of the US patent applications was granted on November 29, 2016 (Patent No. US 9,505,000) and the other patent application was granted on April 4, 2017 (Patent No. US 9,610,430). In August 2019 the Company was awarded a continuation of Patent No. US 9.505,000 (Patent No. US 10,376,658), allowing the Company’s novel solution sprayer device (the “SkinGunTM”) to now be used to spray all varieties of tissues and cells, thus opening the door for its potential application in the regeneration of tissues and organs, beyond skin.

The CellMistTM System is comprised of (a) a treatment methodology for cell isolation for the regeneration of human skin cells (the “CellMistTM Solution”) and (b) the “SkinGunTM” for delivering the cells to the treatment area.

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

As of December 31, 2019, the Company had $12,185,248 of cash on hand. On January 26, 2018, the Company entered into the first amendment to the convertible promissory note dated September 9, 2016 and the Company entered into the first amendment to the convertible promissory note dated February 23, 2017 both with KCC pursuant to which both notes were amended (with a combined principal balance of $1,095,000) to extend the maturity date to December 31, 2019. On February 13, 2018, the Company received $110,000 upon the exercise of 100,000 Series D Warrants. On November 26, 2018, the Company completed a private placement, whereby the Company received proceeds of $14,407,500 from the sale of common stock and warrants and settled the principal balance of $1,095,000 of the convertible promissory notes. The Company believes that, as a result of the financings, it currently has sufficient cash to meet its funding requirements over the next twelve months following the issuance of this Annual Report on Form 10-K. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it may need to raise additional capital to accomplish its business plan over the next several years. If additional funding is required, the Company expects to seek to obtain that funding through private equity or convertible debt. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

Note 2. Significant Accounting Policies

Principles of Consolidation

These consolidated financial statements have been prepared in accordance with US GAAP and include the accounts of the Company and its wholly owned subsidiary, RenovaCare Sciences Corp. All intercompany transactions and balances have been eliminated. RenovaCare Sciences was incorporated under the laws of the State of Nevada on June 12, 2013.

New Accounting Standards

Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative non-governmental US GAAP as found in the Financial Accounting Standards Board's Accounting Standards Codification.

In February 2016, the Financial Accounting Standards Board, (“FASB”) issued ASU No. 2016-02, “Leases (Topic 842)”, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. ASU 2016-02 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. ASU 2016-02 also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-02 is effective for the Company beginning January 1, 2019. Early adoption is permitted. The Company has determined that the adoption of ASU 2016-02 did not have an impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning in fiscal 2021. The Company is currently assessing the impact that this pronouncement will have on its consolidated financial statements.

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

The Company does not have any assets or liabilities measure at fair value.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents and accounts payable approximate their fair value because of the short-term nature of these instruments and their liquidity. The Company is not exposed to significant interest or credit risks arising from these financial instruments.

Research and Development Costs

The Company intends to outsource its research and development efforts and expense related costs as incurred, including the cost of manufacturing product for testing, licensing fees and costs associated with planning and conducting clinical trials. The value ascribed to patents and other intellectual property acquired will be capitalized as it relates to particular research and development projects that may have alternative future uses and expensed over their useful lives.

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

	Estimated Useful Lives (in years)

Office equipment	3	-	5
Furniture & equipment	5	-	7

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

Stock Options

The Company measures all stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period. The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant. The Black-Scholes pricing model requires management to make assumptions regarding option lives, expected volatility, and risk free interest rates. Forfeitures are recognized as they occur. The Company’s policy is to issue new shares upon exercise of options

Financial Instruments, Warrants and Derivatives

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

Following is the computation of basic and diluted net loss per share for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders	$(3,358,082)	$(2,120,841)
Denominator:
Weighted average number of common shares outstanding	87,237,053	77,748,437
Basic and diluted EPS	$(0.04)	$(0.03)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	2,317,500	317,500
Warrants	13,106,912	13,346,912
Convertible debt	–	–
Total shares not included in the computation of diluted losses per share	15,424,412	13,664,412

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

Concentration of Credit Risk

At December31, 2019, U.S. cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. Canadian cash balances are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to $100,000 per financial institution. The Company’s cash is primarily held at two financial institutions, and therefore is in excess of the FDIC or CDIC limits. We periodically assess the financial condition of the institutions where we deposit funds.

Note 3. Assets – Intellectual Property

On July 12, 2013, the Company, together with its wholly owned subsidiary, RenovaCare Sciences, entered into an asset purchase agreement (“APA”) with Dr. Jörg Gerlach, MD, PhD, pursuant to which RenovaCare Sciences purchased all of Dr. Gerlach’s rights, title and interest in the CellMistTM System. Acquisition related costs amounted to $52,852 and were capitalized together with the cash payment upon the closing of the transaction in July 2013 of $100,002. Intangible assets amounted to $152,854 at December 31, 2019 and 2018.

Note 4. Debt

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

The remaining interest payable at the end of December 31, 2018 was paid off in full on July 22 and 24, 2019. The Company does not have any debt on its balance sheet as of December 31, 2019.

During the year ended December 31, 2019 and 2018, the Company recognized $0 and $27,151 of interest expense and $0 and $58,438 of accretion related to the debt discount, respectively.

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

During the years ended December 31, 2019 and 2018, the Company recognized $0 and $49,680, respectively, of interest expense. There was no recognition of accretion related to the debt discount. Accrued interest was $0 and $167,497 at December 31, 2019 and 2018, respectively.

Note 5. Common Stock and Warrants

Common Stock

At December 31, 2019, the Company had 500,000,000 authorized shares of common stock with a par value of $0.00001 per share, 87,352,364 shares of common stock outstanding and 17,440,765 shares reserved for issuance under the Company’s 2013 Long-Term Incentive Plan (the “2013 Plan”) as adopted and approved by the Company’s Board of Directors (the “Board”) on June 20, 2013 that provides for the grant of stock options to employees, directors, officers and consultants. See “Note 6. Stock Options” for further discussion.

During the year ended December 31, 2019, the Company had the following common stock related transactions:

•	On August 26, 2019, Dr. Gerlach exercised a Series A Warrant to purchase up to 240,000 shares, on a cashless basis, resulting in the issuance of 176,842 shares of common stock.

During the year ended December 31, 2018, the Company had the following common stock related transactions:

•	On February 3, 2018, Thomas Bold, the Company’s President, CEO and Interim Chief Financial Officer exercised options to purchase up to 60,000 shares, on a cashless basis, resulting in the issuance of 44,083 shares of common stock.

•	On February 11, 2018, a consultant exercised options to purchase up to 40,000 shares, on a cashless basis, resulting in the issuance of 17,480 shares of common stock.

•	On February 12, 2018, Dr. Gerlach exercised a Series A Warrant to purchase up to 480,000 shares, on a cashless basis, resulting in the issuance of 457,480 shares of common stock.

•	On February 13, 2018, the Company issued 100,000 shares of common stock, upon the exercise of a Series D Warrant at an exercise price of $1.10 per share resulting in $110,000 of proceeds to the Company.

•	On February 22, 2018, Kenneth Kirkland, a member of the Company’s board of directors, exercised options to purchase up to 50,000 shares, on a cashless basis, resulting in the issuance of 41,033 shares of common stock.

•	On February 22, 2018, Joseph Sierchio, a member of the Company’s board of directors 1) exercised options to purchase up to 37,500 shares, on a cashless basis, resulting in the issuance of 22,711 shares of common stock; 2) exercised a Series F Warrant to purchase up to 7,246 shares, on a cashless basis, resulting in the issuance of 4,899 shares of common stock; and 3) exercised a Series H Warrant to purchase up to 10,000 shares, on a cashless basis, resulting in the issuance of 7,418 shares of common stock.

•	On November 26, 2018, the Company entered into Subscription Agreements (each, a “Subscription Agreement”) with KCC, a private corporation owning in excess of 10% of the Company's issued and outstanding common stock, for the purchase and sale of 10,335,000 units of the Company's equity securities (the “Units”) at a price of $1.50 per Unit, pursuant to a private placement offering conducted by the Company (the “Offering”) for (i) aggregate cash proceeds of $14,407,500 and (ii) conversion of $1,095,000 principal amount of outstanding loan indebtedness. The Each Unit consists of: (i) one (1) share of common stock; and (ii) one (1) Series I Stock Purchase Warrant to purchase one (1) share of common stock at a price of $2.00 per share for a period of seven (7) years commencing on the date the Warrants are first issued (the “Series I Warrants”). The Series I Warrants do not have a cashless exercise provision. KCC does not have any registration rights with respect to the shares comprising a part of the Units or issuable upon exercise of the Series I Warrants. A deemed dividend of $180,000 was incurred with respect to the difference between the floor price of the conversion feature of $395,000 of outstanding loan indebtedness. This amount is a reclassification within equity only.

Warrants

The following table summarizes information about warrants outstanding at December 31, 2019 and 2018:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted Average
	December 31,	December 31,	Exercise
Description	2019	2018	Price	Expiration
Series A	0	240,000	$–	July 12, 2019
Series D	810,000	810,000	$1.10	June 5, 2020
Series E	584,416	584,416	$1.54	September 8, 2021
Series F	7,246	7,246	$3.45	February 23, 2022 & March 9, 2022
Series G	460,250	460,250	$2.68	July 21, 2022
Series H	910,000	910,000	$2.75	October 16, 2022
Series I	10,335,000	10,335,000	$2.00	November 26, 2025
Total	13,106,912	13,346,912

As consideration for the CellMistTM System and services performed in connection therewith, the Company issued to Dr. Gerlach a Series A Stock Purchase Warrant entitling him to purchase 1,200,000 shares of the Company’s common stock at an exercise price of $0.35 per share. Pursuant to the terms of the Amended APA, the Series A Warrant will vest in five equal installments of 240,000 shares on each of July 12, 2014, July 12, 2015, July 12, 2016, July 12, 2017 and July 12, 2018. On August 5, 2015, Dr. Gerlach exercised a Series A Warrant to purchase up to 240,000 shares on a cashless basis and the Company issued him 196,812 shares of common stock. On January 10, 2017, Dr. Gerlach exercised a Series A Warrant to purchase up to 240,000 shares on a cashless basis and the Company issued him 204,571 shares of common stock. On February 3, 2018, Dr. Gerlach exercised a Series A Warrant to purchase up to 480,000 shares on a cashless basis and the Company issued him 457,480 shares of common stock. On August 26, 2019, Dr. Gerlach exercised a Series A Warrant to purchase up to 240,000 shares, on a cashless basis, resulting in the issuance of 176,842 shares of common stock.

Series D Warrants with an exercise price of $1.10 to purchase 1,010,000 shares of common stock were issued on June 5, 2015 in connection with the sale of units pursuant to a private placement. On December 6, 2016, 100,000 Series D Warrants were exercised resulting in the Company receiving $110,000 of proceeds. On February 13, 2018, an additional 100,000 Series D Warrants were exercised resulting in the Company receiving $110,000 of proceeds

A Series E Warrant to purchase 584,416 shares of common stock was issued on September 9, 2016 in connection with the Loan Agreement. See “Note 4. Debt” for further discussion.

Three Series F Warrants to purchase 128,985 shares of common stock were issued between February 22, 2017 and March 9, 2017 in connection with the February 2017 Loan Agreements. On June 28, 2017, KCC exercised 114,493 Series F Warrants for $3.01 per share resulting in the issuance of 114,493 shares of common stock and proceeds of $344,624. See “Note 4. Debt” for further discussion. On February 22, 2018, Joseph Sierchio exercised a Series F Warrant to purchase up to 7,246 shares on a cashless basis and the Company issued him 4,899 shares of common stock.

The Series G Warrants to purchase 460,250 shares of common stock were issued on July 21, 2017 in connection with the sale of units pursuant to the July 2017 Private Placement. See above for further discussion.

The Series H Warrants to purchase 920,000 shares of common stock were issued on October 16, 2017 in connection with the sale of units pursuant to the October 2017 Private Placement. See “Note 5. Common Stock and Warrants-Common Stock” for further discussion. On February 22, 2018, Joseph Sierchio exercised a Series H Warrant to purchase up to 10,000 shares on a cashless basis pursuant to which the Company issued him 7,418 shares of common stock.

The Series I Warrants to purchase up to 10,350,000 shares of common stock were issued on November 26, 2018 in connection with the sale of units pursuant to the November 26, 2018 private placement. One (1) Series I Stock Purchase Warrant to purchase one (1) share of common stock at a price of $2.00 per share for a period of seven (7) years commencing on the date the Warrants are first issued. The Series I Warrants do not have a cashless exercise provision. KCC does not have any registration rights with respect to the shares comprising a part of the Units or issuable upon exercise of the Series I Warrants.

Note 6. Stock Options

On June 20, 2013, the Company’s Board adopted the 2013 Long-Term Incentive Plan and on November 15, 2013, a stockholder owning a majority of the Company’s issued and outstanding stock approved adoption to the 2013 Plan. Pursuant to the terms of the 2013 Plan, an aggregate of 20,000,000 shares of the Company’s common stock are reserved for issuance to the Company’s officers, directors, employees and consultants in order to attract and hire key technical personnel and management. Options granted to employees under the 2013 Plan, including directors and officers who are employees, may be incentive stock options or non-qualified stock options; options granted to others under the 2013 Plan are limited to non-qualified stock options. As of December 31, 2019, there were 17,440,765 shares available for grant.

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

Stock Option Activity

The following table summarizes stock option activity for the period ended December 31, 2019:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2018	317,500	3.41
Grants	2,000,000
Forfeited	–
Exercises	–	–
Outstanding at December 31, 2019	2,317,500		5.68	$1,460,507
Exercisable at December 31, 2019	317,500		4.42	$164,975
Available for grant at December 31, 2019	17,440,765

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. There were 2,000,000 stock options granted during the year ended December 31, 2019 to CEO, Alan L. Rubino. During the year ended December 31, 2019, there were no options exercised on a cashless basis. Non-employee options are re-measured each reporting period and adjusted to reflect the re-measurement. Final re-measurement was done during the year ended December 31, 2019 when the options fully vested. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company's historical experience. The risk-free interest rate is based on a U.S. treasury note with maturity similar to the option award's expected life. The expected life represents the average period of time that options granted are expected to be outstanding.

The assumptions for volatility, expected life, dividend yield and risk-free interest rate for options granted are presented in the table below:

	Years Ended December 31,
	2019	2018
Risk-free interest rate	1.65%	2.97%
Expected life in years	3.33	5.5
Weighted Avg. Expected Volatility	102%	108%
Expected dividend yield	0	0

The share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time is expensed ratably over the respective vesting periods. During the years December 31, 2019 and 2018, the Company recognized $191,255 and $170,517, respectively, in share-based compensation. As of December 31, 2019, the Company had $2,236,541 unrecognized compensation cost related to unvested stock options to be amortized through 2022. Stock-based compensation has been included in the consolidated statement of operations as follows:

	Years Ended December 31,
	2019	2018
Research and development	$–	$27,967
General and administrative	191,255	142,550
Total	$191,255	$170,517

The following table summarizes information about stock options outstanding and exercisable at December 31, 2019:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
1.05	55,000	4.25	1.05	55,000	4.25	1.05
1.25	7,500	5.46	1.25	7,500	5.46	1.25
1.34	7,500	5.50	1.34	7,500	5.50	1.34
1.70	7,500	5.79	1.70	7,500	5.79	1.70
1.98	667,800	5.88	1.98	–	5.88	–
2.28	7,500	5.55	2.28	7,500	6.55	2.28
2.48	667,800	5.88	2.48	–	5.88	–
3.23	664,400	5.88	3.23	–	5.88	–
4.20	232,500	5.36	4.20	232,500	6.36	4.20
Total	2,317,500	5.68	$2.54	317,500	4.42	$3.41

Note 7. Commitments

Effective March 1, 2015, the Company entered into a lease agreement (the “Lease”) in the Pittsburgh Life Sciences Greenhouse at a monthly rate of $750. The Lease was renewed effective March 1, 2016 at a monthly rate of $800 through August 30, 2018. The lease was terminated in 2019. Rent expense for the years ended December 31, 2019 and 2018 was $0 and $6,400, respectively. The Company has subsequently entered into a lease for premises located at 4 Becker Farm Road, Suite 105, Roseland, New Jersey. See “Note 10. Subsequent Events” for further discussion.

In connection with the Company’s anticipated regulatory filings, the Company has engaged StemCell Systems GmbH (“StemCell Systems”) to provide it with prototypes and related documents under various agreements. Pursuant to these engagements the Company incurred expenses of $314,189 and $80,229 during the years ended December 31, 2019 and 2018, respectively. Dr. Gerlach, from whom the Company purchased the “SkinGunTM and the technology on which the CellMistTM System technology is based, is a principal of StemCell Systems.

On June 3, 2019, the Company entered into a Charitable Gift Agreement with the University of Pittsburgh (“University”), pursuant to which the Company committed to provide a charitable donation to the University in the agreement amount of $250,000 (the “Grant”). The Company will pay the Grant in four quarterly installments with the first payment made on or before July 1, 2019. During the years ended December 31, 2019 and 2018, the Company made payments totaling $125,000 and $0, respectively. At December 31, 2019, the balance remaining under this gift was $187,500 of which $62,500 was paid subsequent to December 31, 2019. Due to the terms of the Grant, the Company will recognize the related expense upon payment. Dr. Gerlach, from whom the Company purchased the SkinGunTM technology, is a professor at the University.

See also “Note 8. Related Party Transactions.”

Note 8. Related Party Transactions

As compensation for their service on the Board, Dr. Kirkland and Mr. Sierchio receive an annual retainer of $6,000, payable in equal quarterly installments in arrears. Additionally, on March 15, 2016, the Company granted to each of Dr. Kirkland and Mr. Sierchio an incentive stock option to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.91 per share; and on May 11, 2017, the Company granted to each of Dr. Kirkland and Mr. Sierchio an incentive stock option to purchase up to 75,000 shares of the Company’s common stock at an exercise price of $4.20 per share. The 50,000 options became fully vested upon grant and the 75,000 options vested 50% on the date of grant and 50% one year hence. The options may be exercised on a “cashless basis” using the formula contained therein. Compensation expense of $0 and $86,325 with respect to these options was recorded during the years ended December 31, 2019 and 2018 respectively.

Effective July 1, 2018, Joseph Sierchio resigned his position as a Company director. The law firm of Satterlee Stephens LLP (“Satterlee”), of which Joseph Sierchio was a partner, continued to provide counsel to the Company through July 31, 2019, following which Mr. Sierchio commenced providing, through Sierchio Law LLP, general corporate counsel services to the Company. During the years ended December 31, 2019 and 2018, the Company recognized $384,021 and $577,718 of fees for legal services billed by Satterlee. At December 31, 2019 and 2018, accounts payable to Satterlee amounted to $0 and $171,828, respectively. During 2019, the Company recognized $72,917 for legal services billed by Sierchio Law, LLP. At December 31, 2019, there were no amounts due to Sierchio Law, LLP.

In connection with the Company’s anticipated FDA and other regulatory filings, the Company engaged StemCell Systems to undertake engineering work, perform preclinical testing and performance measurements, manufacture prototypes, and generate documentation. Pursuant to this engagement the Company incurred expenses of $314,189 and $80,229 in during the years ended December 31, 2019 and 2018, respectively. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a principal of StemCell Systems. Thomas Bold is a business consultant and economic advisor to StemCell Systems.

Dr. Gerlach is entitled to payments for consulting services. During the years ended December 31, 2019 and 2018, the Company recognized expenses related to Dr. Gerlach services of $0 and $7,020, respectively. Accounts payable to Dr. Gerlach amounted to $0 and $0 at December 31, 2019 and 2018, respectively.

On March 30, 2019, Mr. Bold resigned his position as the Company’s President and as a member of the Board of Directors. Mr. Bold will continue to provide consulting services to the company pursuant to an at will consulting agreement. During the years ended December 31, 2019 and 2018, the Company recognized expenses related to Mr. Bold’s services of $43,000 and $100,000 respectively.

On August 1, 2013, the Company entered into a consulting agreement, as amended on May 1, 2016 (collectively, the “Prior JSB Consulting Agreements”), with Jatinder Bhogal, an individual, beneficially owning in excess of 5% of the Company’s issued and outstanding shares of common stock, to provide consulting services to the Company through his wholly owned company, Vector Asset Management, Inc. (“VAM”). Pursuant to the consulting agreement Vector assisted the Company with identifying subject matter experts in the medical device and biotechnology industries and assisted the Company with its ongoing research, development and eventual commercialization of its Regeneration Technology. Pursuant to the amendment the monthly consulting fee was increased to $6,800 from $5,000. On June 22, 2018, the Company and VAM entered into an Executive Consulting Agreement (“ECA”) whereby VAM will cause Mr. Bhogal, and Mr. Bhogal has agreed-to, serve as the Company’s Chief Operating Officer pursuant to the terms of the ECA. The ECA supersedes the Prior JSB Consulting Agreement. Pursuant to the ECA, VAM receives compensation in the amount of $120,000 per year. During the year ended December 31, 2019 and 2018, the Company recognized expenses of $120,850 and $103,467, respectively for consulting services provided by VAM.

On September 9, 2016, the Company entered into the Loan Agreement with KCC whereby KCC loaned the Company $700,000 at an interest rate of 7%. The Note was amended on January 29, 2018 to extend the maturity date to December 31, 2019. Per the Loan Agreement, the Company issued KCC a Series E Warrant to purchase up to 584,416 shares of the Company’s common stock. See “Note 4. Debt” for further discussion.

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

On July 21, 2017, the Company entered into the July 2017 Private Placement with KCC for the sale of 410,000 units at a price of $2.44 per unit for $1,000,400 in aggregate proceeds. Each unit consisted of one share of common stock and one Series G Warrant to purchase one (1) share of common stock at an exercise price of $2.68 per share through July 21, 2022. The warrants may be exercised on a cashless basis. See “Note 5. Common Stock and Warrants” for further discussion.

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

There is no current or deferred tax expense for 2019 and 2018, due to the Company’s loss position. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a full valuation allowance against the deferred tax asset.

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities is a result of the following at December 31:

	2019	2018
Deferred tax assets (liability):
Net operating loss and contribution carryforwards	$3,838,000	$3,068,000
Intangible asset	(14,000)	85,000
Capital loss carryforward	–	146,000
Stock-based compensation	248,000	208,000
	4,072,000	3,361,000
Valuation allowance	(4,072,000)	(3,361,000)
Net deferred tax assets	$–	$–

The 2019 increase in the valuation allowance was $711,000 compared to an increase of $403,000 in 2018.

The Company has available net operating loss and contribution carryforwards of approximately $18,277,000 for tax purposes to offset future taxable income which $11,592,000 incurred prior to 2018 expire through the year 2037 while $6,685,000 incurred subsequent do not expire. The capital loss carryforward expired during 2018. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss and contribution carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period. The tax years 2016 through 2019 remain open to examination by federal agencies and other jurisdictions in which it operates.

A reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for the years ended December 31 follows:

	2019	2018
Statutory federal income tax rate	21%	21%
Permanent differences and other	0%	(2%)
Valuation allowance	(21)%	(19%)
Total	0%	0%

Note 10. Subsequent Events

Management has reviewed material events subsequent of the period ended December 31, 2019 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events.”

On January 2 2020, the Company granted Alan L. Rubino, an option to purchase up to 620,571 shares of the Company’s common stock at a price of $3.20. The option was granted in fulfillment of the Company’s obligation under the terms of the Employment Agreement dated November 15, 2019 between the Company and Mr. Rubino.

The Company has entered into a two-year lease dated February 18, 2020 for offices premises located at 4 Becker Farm Road, Suite 105, Roseland, New Jersey. Monthly base rent in year one of the lease is $3,998; and $4,100 in year 2 of the lease. The lease term (and payment of the monthly rent) commences (the “commencement date”) upon substantial completion of landlord’s work, which is expected to occur on or before May 31, 2020, subject to potential further delays as a result of the COVID-19 pandemic discussed below. The lease terminates on the last day of the calendar month immediately preceding the calendar month in which the second anniversary of the commencement date occurs.

The Company already has been impacted by the measures taken by government officials to contain the spread of COVID-19. The Company’s President and Chief Executive Officer and outside financial consultant are located in New Jersey. The governors of New York and New Jersey have announced statewide stay at home orders in attempt to prevent the further spread of COVID-19 in their respective states. Construction was stopped on the Company’s new offices in New Jersey due to Federal and State restrictions.

However, it is not possible at this time to fully assess the impact of the COVID-19 pandemic on the Company’s operations and capital requirements. Should the COVID-19 pandemic continue, it may adversely affect the Company’s ability to (i) retain employees and consultants; (ii) obtain additional financing on terms acceptable to the Company, if at all; (iii) delay regulatory submissions and approvals; (iv) delay, limit or preclude the Company from securing clinical study sites; (v) delay, limit or preclude the Company from achieving technology or product development goals, milestones, or objectives; and (vi) preclude or delay entry into joint venture or partnership arrangements. The occurrence of any one or more of such events may affect the Company’s ability to continue on its pathway to commercialization of its technology or products.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we performed an evaluation under the supervision of and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Acting Principal Financial Officer concluded, as of the end of the period covered by this Annual Report that our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting as discussed and defined in Management’s Report on Internal Control over Financial Reporting referred to below.

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

Evaluation of and Report on Internal Control over Financial Reporting

Our senior management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, senior management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Under the supervision and with the participation of management, including the Chief Executive Officer and Acting Principal Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was not effective at December 31, 2019 because of the material weaknesses described below.

As of our fiscal year ended December 31, 2019 and based on the COSO criteria, management identified control deficiencies that constituted material weaknesses. A “material weakness”, as defined by COSO, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is more than a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2019:

Because of the Company’s limited resources, there are limited controls over information processing.

There is inadequate segregation of duties consistent with control objectives. Our Company’s management is comprised of a very small number of individuals resulting in a situation where limitations of segregation of duties exist. In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties. In addition, management has conclude that there are ineffective monitoring controls related to the financial close and reporting process, including management’s risk assessment process and its identification, evaluation, and timely remediation of control deficiencies.

Accordingly, as a result of identifying the above material weakness we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size.

Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions as we further develop our technology.

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

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), or in factors that could materially affect internal controls, during the year ended December 31, 2019, or subsequent to the date that management completed their evaluation, that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

Item 9B. Other Information

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and text set forth the names and ages of all of all of the persons serving as our directors, executive officers, as of May 13, 2020. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers, subject in each case to the terms and conditions of their respective employment or consulting agreements, serve at the discretion of the Board, and are appointed to serve by the Board.

Name	Age	Position	Director / Officer Since
Alan L. Rubino	65	Chief Executive Officer and Director	November 15, 2019
Harmel S. Rayat	59	Chairman of the Board	March 2018
Kenneth Kirkland	78	Director	August 2013
Steve Yan-Klassen	51	Chief Financial Officer	October 2018
Jatinder S. Bhogal	52	Chief Operating Officer	June 2018

Set forth below are the names of all persons currently serving as our directors and executive officers and serving as such as at May 1,3 2020, all positions and offices with us held by each person, the period during which each has served as such, the principal occupations and employment of such persons during at least the last five years, and other director positions held currently or during the last five years:

Alan L. Rubino. Mr. Rubino was appointed Chief Executive Officer of the Company, effective November 15, 2019. Mr. Rubino has over 37 years of experience in the biopharmaceutical industry. Most recently, Mr. Rubino served as the President and Chief Executive Officer of Emisphere Technologies, Inc. from September 2012 to November 2019. While at Emisphere, Mr. Rubino helped to position Emisphere among the leading global oral drug delivery firms. Emisphere’s turnaround was enhanced by a new four molecule collaboration with Novo Nordisk and anchored by the recent FDA approval of Novo Nordisk’s Rybelsus which incorporated Emisphere’s carrier technology to introduce the first-ever oral GLP-1 therapeutic for the treatment of diabetes. Mr. Rubino has previously served as the Chief Executive Officer and President of New American Therapeutics, Inc. from October 2010 to July 2012, Chief Executive Officer and President of Akrimax Pharmaceuticals from February 2008 to September 2010, and President and Chief Operating Officer of the Pharmos Corporation. Mr. Rubino’s distinguished career includes a successful 24 years with Hoffmann-La Roche, Genentech (a subsidiary of Roche), which is one of the world’s top 10 biopharmaceutical companies. Mr. Rubino led eight large revenue business units (over $1 billion in revenues) and launched the first biologic, Roferon-A (alfa-interferon 2a). Based upon Mr. Rubino extensive experience in the biopharmaceutical industry, he was appointed a director and President and Chief Executive Officer on November 15, 2019.

Harmel S. Rayat. Since the 1990s, Mr. Rayat has provided both strategic capital and managerial guidance to a number of entities in various industries, including advertising, biotechnology, news distribution, alternative energy and commercial real estate. Mr. Rayat was invited to join the Board due to his experience in finance, marketing, management and technology start-ups generally and was appointed a director and President and Chief Executive Officer in March 2018. Mr. Rayat resigned as President and Chief Executive Officer on November 15, 2019 and continues to serve as Chairman. Mr. Rayat is the President and sole stockholder of KCC, which beneficially owns approximately 75.44% of our issued and outstanding stock. Mr. Rayat is also a director and Chairman of SolarWindow Technologies, Inc.

Dr. Kenneth Kirkland. From August 1998 through July 2010, Dr. Kirkland worked as an Executive Director at Iowa State University and most recently served as the University's Executive Director of the Research Foundation and Director of the Office of Intellectual Property and Technology Transfer. While there, he was successful in increasing the licensing of the University's technologies to companies to achieve number one ranking among U.S. universities in the number of licenses executed. Dr. Kirkland also spearheaded successful litigation against infringers of the Research Foundation's intellectual property resulting in total settlements of $20 million. Dr. Kirkland completed his undergraduate studies in the U.K., and obtained his M.S. and Ph.D. degrees in Agronomic Crop Science from Oregon State University. Dr. Kirkland was invited to join the Board due to his extensive experience in licensing intellectual property. Kirkland was appointed a director in August 2013.

Stephen Yan-Klassen. Mr. Yan-Klassen is a Chartered Professional Accountant (“CPA”), a Certified Management Accountant (“CMA”). Mr. Yan-Klassen was a senior manager at Wolrige Mahon Collins Barrow LLP and at BDO Canada LLP, and a practicing CPA at Amisano Hanson Chartered Accountants. Mr. Yan-Klassen’s public company accounting experience includes over fifteen years of auditing financial statements for SEC, Canadian Securities Exchange and TSX Venture Exchange reporting issuers. Areas of expertise include companies with operations in technology, energy, manufacturing and mining in North and South America, Africa, and Southeast Asia. Mr. Yan-Klassen was appointed our Chief Financial Officer on October 22, of 2018.

Jatinder S. Bhogal. Mr. Jay (Jatinder) S. Bhogal, President & CEO of Vector Asset Management, brings 20 years of experience helping finance and build companies in diversified industries, including: online media, health services, medical devices, drug discovery, vaccine production, renewable energy, and others. Numerous breakthrough technologies supported by Mr. Bhogal have grown from inception to achieve $300 million-plus market capitalization. As a private investor, director, and executive, Mr. Bhogal has incubated and directed ventures and projects in collaboration with leading research institutions and government agencies. Mr. Bhogal is also the Chief Operating Officer of RenovaCare, Inc.

The following table and text set forth the names and ages of all of all of the persons who served as our directors and executive officers during some portion of 2018 and 2019 and who resigned prior to April 30, 2020, followed by a description of all positions and offices with us held by each person, the period during which each served as such, the principal occupations and employment of such persons during at least the last five years, and other director positions held currently or during the last five years.

Name	Age	Position	Director / Officer Since

Thomas Bold	58	President and Chief Executive Officer and Director	December 2013—March 2018
Joseph Sierchio	70	Director	August 2010--June 2018
Patsy Trisler	71	VP-Regulatory and Clinical Affairs (NE)	April 2014 –March 2020

Thomas Bold.   Since 2013 Mr. Bold also has been serving as a Business Consultant and Economic Advisor for StemCell Systems, GmbH. In this position he serves as a member of the steering committee of a multinational research project sponsored by the European Commission. From 2004 through 2012 Mr. Bold served as the CEO of StemCell Systems GmbH, a Berlin-based biomedical company engaged in the development and commercialization of advanced cell culture bioreactors. During his time in this position Mr. Bold managed several national and international research and development projects for the company. Mr. Bold has more than 15 years of professional business experience in the field of medical biotechnology device manufacturing, stem cell culture technology platform development and regenerative medicine research project management and product development. Mr. Bold has co-founded several start-up companies in Germany and specializes in structuring and management of new ventures and organizations. He initiated and managed successful business/R&D collaborations between many company and university partners and has been involved in successful patent application processes and IP portfolio management. Mr. Bold has assisted companies in securing millions of dollars of funding from local and national German research organizations and the European Commission and managed national and international life science R&D projects for Hybrid Organ GmbH, StemCell Systems GmbH and the Charité Medical Faculty of the Berlin Universities, Germany. He initiated and managed several skin therapy project consortia on wound dressing development, skin cell isolation technologies and skin cell spray deposition devices. Mr. Bold received his Bachelor's degree in Business Management from the University of Cologne, Germany and his Diplom-Kaufmann (Masters') degree in Business Management, Economic Journalism and American Economy from the Freie Universität Berlin. Mr. Bold was appointed President and Chief Executive Officer of RenovaCare in December 2013. From April 2016 to October 22, 2018, he also served as our interim Chief Financial Officer. On March 30, 2019, Mr. Bold resigned his position as the Company’s President and as a member of the Board of Directors. Pursuant to an at will consulting agreement Mr. Bold continues to provide consulting services to us on a limited part-time basis.

Patsy Trisler, JD, RAC. For over 20 years Ms. Trisler has provided strategic regulatory guidance and clinical compliance consulting services to medical device companies, including advising on non-clinical and clinical testing requirements for a variety of product types; preparing FDA submissions; facilitating FDA meetings; training on compliance with GCPs & FDA regulatory requirements. Ms. Trisler has been a regulatory consultant since 1991 and has held senior level positions where she provided consulting services for pharmaceutical, biotechnology and medical device clients and was most recently an independent consultant for a number of clients within the medical products industry. Prior to that Ms. Trisler served for nearly seven years at the FDA as a scientific reviewer and special assistant to the Director of the Office of Device Evaluation in developing medical device policies and guidances. She began her career as a biologist in a molecular biology laboratory at the National Cancer Institute (NCI). Ms. Trisler received her B.S. in biology and psychology from American University in Washington, DC, and her juris doctorate from the Potomac School of Law/Antioch Law School in Washington, DC. Ms. Trisler is regulatory affairs certified (RAC) and a member of several professional groups including the Association of Clinical Research Professionals (ACRP) and Regulatory Affairs Professional Society (RAPS). Ms. Trisler was appointed to serve as our Vice-President, Regulatory & Clinical Affairs due to her extensive regulatory guidance and clinical compliance experience. On March 25, 2020, Ms. Trisler resigned her position as the Company’s Vice-President, Regulatory & Clinical Affairs. Pursuant to an at will consulting agreement Ms. Trisler continues to provide consulting services to us on a limited part-time basis.

Joseph Sierchio. Mr. Sierchio earned his J.D. at Cornell University Law School in 1974, and a B.A., with Highest Distinction in Economics from Rutgers College at Rutgers University in 1971. Mr. Sierchio is the principal of Sierchio Law, LLP, and provides General Corporate Counsel services to us. Prior to establishing Sierchio Law, LLP, Mr. Sierchio was a partner at Satterlee Stephens LLP (now “Duane Morris LLP”), our legal counsel from September 2016 until August 2019. Prior to that, Mr. Sierchio was engaged in the practice of law as a member of Sierchio & Partners, LLP. Since 1975, Mr. Sierchio has continuously practiced corporate and securities law in New York City, representing domestic and foreign corporations, investors, brokerage firms, entrepreneurs, and public and private companies in the U.S., Canada, United Kingdom, Germany, Italy, Switzerland, Australia, and Hong Kong. Mr. Sierchio is admitted in all New York state courts and federal courts in the Eastern, Northern, and Southern Districts of the State of New York as well as the federal Court of Appeals for the Second Circuit. Mr. Sierchio is also a director of SolarWindow Technologies Inc., which is engaged in the research and development of renewable energy technology. Mr. Sierchio was invited to join the Board due to his experience representing corporations (public and private) and individuals in numerous and various organizational, compliance, administrative, governance, finance (equity and debt private and public offerings), regulatory and legal matters. Mr. Sierchio served as a director of the Company from October 2010 until his resignation on June 22, 2018.

Certain Relationships

There are no family relationships between or among the directors, executive officers (or persons nominated or charged by our company to become directors or executive officers) non-executive officers significant employees and consultants.

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

In addition to the targeted skill areas, the Board looks for a strong record of achievement in key knowledge areas that it believes are critical for directors to add value to the Board, including:

•	Strategy—knowledge of our business model, the formulation of corporate strategies, knowledge of key

•	Leadership—skills in coaching and working with senior executives and the ability to assist the Chief Executive

•	Organizational Issues—understanding of strategy implementation, change management processes, group

•	Relationships—understanding how to interact with investors, accountants, attorneys, management companies,

•	Functional—understanding of finance matters, financial statements and auditing procedures, technical expertise,

•	Ethics—the ability to identify and raise key ethical issues concerning our activities and those of senior

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

While the Board is solely responsible for the selection and nomination of directors, the Board may consider nominees recommended by stockholders as it deems appropriate. The Board evaluates each potential nominee in the same manner regardless of the source of the potential nominee's recommendation. Although we do not have a policy regarding diversity, the Board does take into consideration the value of diversity among Board members in background, experience, education and perspective in considering potential nominees for recommendation to the Board for selection. Stockholders who wish to recommend a nominee should send nominations to our President and Chief Executive Officer, Alan L. Rubino, 4 Becker Farm Road, Suite 195, Roseland, New Jersey 07068, and include all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected.

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

 A copy of our Code of Ethics may be obtained at no charge by sending a written request to our President and Chief Executive Officer, Alan L. Rubino, 4 Becker Farm Road, Suite 105, Roseland, New Jersey 07068.

Corporate Governance

We have adopted Corporate Governance Principles applicable to our Board. Our Corporate Governance Principles are available on our website at http://www.renovacareinc.com. To access our Corporate Governance Principles, click on “Investors,” and then click on “Investor Briefcase” and then click on “Corporate Governance Principles.”

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

Communications with the Board of Directors

Stockholders who wish to communicate with the Board may do so by addressing their correspondence to RenovaCare, Inc. 4 Becker Farm Road, Suite 105, Roseland, New Jersey 07068, Attention: Board of Directors. The Board has approved a process pursuant to which the CEO reviews and forwards correspondence to the appropriate director or group of directors for response.

ITEM 11. EXECUTIVE COMPENSATION

As noted in Item 10 above, we do not have a compensation committee. Our Board is responsible for establishing the compensation and benefits for our executive officers. The Board reviews the performance and total compensation package for our executive officers, and considers the modification of existing compensation and the adoption of new compensation plans. The board has not retained any compensation consultants.

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

The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the President and Chief Executive Officer (“CEO”); the Chief Financial Officer (“CFO); and the three other most highly-compensated executive officers other than the CEO and CFO who were serving as our executive officers during the last two fiscal years (“Named Executive Officers”).

Name and principal position	Year December 31,	Salary/ consulting fee ($)	Bonus ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)

Alan L. Rubino(1)	2019	51,250	190,443	–		–	241,693
President and CEO	2018	–	–	–	–	–	–

Harmel S. Rayat(2)	2019	1	–	–	–	–	1
Chairman of the Board	2018	1	–	–	–	–	1

Jatinder Bhogal(3)	2019	$120,850	–	–	–	–	120,850
Chief Operating Officer	2018	103,467	–	–	–	–	103,467

Stephen Yan-Klassen(4)	2019	23,000	–	–	–	–	23,000
	2018	5,000	–	–	–	–	5,000

Thomas Bold(5)	2019	43,000	–	–	–	–	43,000
former President and interim CFO	2018	100,000	–	–	–	–	100,000

Patsy Trisler(6)	2019	60,000	–	–	–	–	60,000
VP – Clinical & Regulatory	2018	60,000	–	–	–	–	60,000

(1) On November 15, 2019, the Company appointed Mr. Alan L. Rubino as Chief Executive Officer. Pursuant to the terms of an Employment Agreement between Mr. Rubino and the Company dated November 15, 2019, Mr Rubino receives an annual salary of $410,000 payable in 24 equal payments. He is also eligible for a performance bonus equal to up to 50% of his base salary. In addition, Mr. Rubino was granted an option to purchase up to 2,000,000 shares of the Company’s common stock (the “ALR Option”).

The ALR Option vests and is exercisable as follows:

•	667,800 vest, and are exercisable commencing on, November 20, 2020 at price of $1.98 per share (the closing price of the Company’s common stock as quoted on the OTCQB Pinks on November 15, 2019 (the date of grant);
•	667,800 vest, and are exercisable commencing on, November 15, 2021 at price of $2.48 per share; and
•	664,400 vest, and are exercisable commencing on, November 15, 2022 at a price of $3.23 per share.

(2)Mr. Rayat was appointed a director and President and Chief Executive Officer in March 2018. Mr. Rayat resigned as President and Chief Executive Officer on November 15, 2019. Mr. Rayat receives one ($1) dollar per year in compensation for his services.

(3) On June 11, 2018, the Company appointed Mr. Jatinder S. Bhogal as Chief Operating Officer. On August 1, 2013, the Company entered into a consulting agreement, as amended on May 1, 2016 (collectively, the “Prior JSB Consulting Agreements”), with Jatinder Bhogal, an individual, beneficially owning in excess of 5% of the Company’s issued and outstanding shares of common stock at that time, to provide consulting services to the Company through his wholly owned company, Vector Asset Management, Inc. (“VAM”). Pursuant to the consulting agreement Vector assisted the Company with identifying subject matter experts in the medical device and biotechnology industries and assisted the Company with its ongoing research, development and eventual commercialization of its technology. Pursuant to the amendment the monthly consulting fee was increased to $6,800 from $5,000. On June 22, 2018, the Company and VAM entered into an Executive Consulting Agreement (“ECA”) whereby VAM will cause Mr. Bhogal, and Mr. Bhogal has agreed-to, serve as the Company’s Chief Operating Officer pursuant to the terms of the ECA. The ECA supersedes the Prior JSB Consulting Agreement. Pursuant to the ECA, VAM receives compensation in the amount of $120,000 per year. During the year ended December 31, 2019 and 2018, the Company recognized expenses of $120,850 and $103,467, respectively for consulting services provided by VAM.

(4) On October 22, 2018, the Company appointed Mr. Stephen Yan-Klassen as Chief Financial Officer. The Company does not have a written agreement with Mr. Yan-Klassen pursuant to which he serves as our Chief Financial Officer. As compensation for his services Mr. Yan-Klassen receives annual compensation in the amount of $30,000 Canadian.

(5) On December 1, 2013, the Company appointed Mr. Bold as our President & CEO. On October 8, 2016, Mr. Bold assumed the role of Chief Financial Officer. On December 1, 2013 we entered into the Consulting Agreement with Mr. Bold. Pursuant to the terms of the Consulting Agreement, Mr. Bold agreed to serve as our President and CEO on a part-time basis in consideration of an annual fee of $100,000, payable in 12 equal installments, which fee was prorated for any partial months during the term of the Consulting Agreement. In addition to Mr. Bold’s fee, he was issued a stock option to purchase up to 40,000 shares of common stock at an exercise price of $0.75 per share, the closing price of our common stock as quoted on the OTCQB on November 29, 2013, a stock option to purchase up to 60,000 shares of common stock at an exercise price of $1.91 per share, the closing price on March 15, 2016, and a stock option to purchase up to 75,000 shares of common stock at an exercise price of $4.20 per share, the closing price on May 11, 2017. The options have all vested and may be exercised on a “cashless basis” using the formula contained therein. On March 30, 2019 Mr. Bold resigned as President, but will continue to provide consulting services on a limited basis (not expected to exceed 10 hours per month).

(6) On April 1, 2014, the Company appointed Ms. Patsy Trisler as our Vice President – Clinical & Regulatory Affairs and entered into an at-will consulting agreement with Ms. Trisler pursuant to which we granted Ms. Trisler an option to purchase up to 50,000 shares of the Company’s common stock at a price of $1.05 per share, the closing price of the Company’s common stock as quoted on the OTCQB on April 1, 2014 and receives an annual fee of $60,000, payable in 12 equal installments. The options which have all vested may be exercised on a “cashless basis” using the formula contained therein. Ms. Trisler resigned her position as Vice President – Clinical & Regulatory Affairs on March 25, 2020; however, she will continue to provide consulting services as to legacy matters on an as needed basis.

Outstanding Equity Awards at Fiscal-Year End

The following table sets forth information regarding equity awards that have been awarded to each of the Named Executives and which remained outstanding as of December 31, 2019. All of the outstanding options were granted pursuant to our 2013 Long-Term Incentive Plan (the “2013 Plan”) described below and which was approved by our stockholders on November 15, 2013. No options were issued outside of the 2013 Plan.

Option Awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Option Exercise Price ($)	Option Expiration Date
Alan L. Rubino	–	667,800	1.98	November 14, 2025
	–	667,800	2.48	November 14, 2025
	–	664,400	3.23	November 14, 2025
Thomas Bold (former President)	60,000	–	1.91	March 15, 2026
	75,000	–	4.20	May 11, 2028
Patsy Trisler	50,000	–	1.05	March 31, 2025

Long-Term Incentive Plans

On June 20, 2013, our Board adopted our 2013 Plan and on November 15, 2013, a stockholder owning a majority of our issued and outstanding stock approved adoption to the 2013 Plan. Pursuant to the terms of the 2013 Plan, an aggregate of 20,000,000 shares of our common stock are reserved for issuance to our officers, directors, employees and consultants in order to attract and hire key technical personnel and management. Options granted to employees under the 2013 Plan, including directors and officers who are employees, may be incentive stock options or non-qualified stock options; options granted to others under the Incentive Plan are limited to non-qualified stock options. As of December 31, 2019, there were 17,440,765 shares available for grant.

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

Employment and Consulting Contracts

The Company has entered into the following employment and consulting agreements all but one of which reflect at will engagement of the named individuals by the Company.

Alan L. Rubino

On November 15, 2019 the Company entered into an employment agreement with Mr. Rubino (the “ALR Employment Agreement”) pursuant to which Mr. Rubino was appointed (i) the Company’s President and Chief Executive Officer and (ii) a member of the Company’s Board. In addition to certain specified benefits, Mr. Rubino receives a base salary of $410,000 and is eligible to receive an annual target bonus equal up to 50% of his base salary, based on the achievement of Company performance goals established by the Board or its Compensation Committee, if any. The Company also agreed to grant Mr. Rubino a total of 2,620,571 options of which 2,000,000 were granted on November 15, 2019 (the “2019 Option”) and 620,571 were granted on January 2, 2020 (the “2020 Option”).

The 2019 Option vests and is exercisable as follows:

•	667,800 vest, and are exercisable commencing on, November 20, 2020 at price of $1.98 per share (the closing price of the Company’s common stock as quoted on the OTCQB Pinks on November 15, 2019 (the date of grant);
•	667,800 vest, and are exercisable commencing on, November 15, 2021 at price of $2.48 per share; and
•	664,400 vest, and are exercisable commencing on, November 15, 2022 at a price of $3.23 per share.

The 2020 Option vests and is exercisable as to the underlying 620,571 on November 16, 2023 at a price of $3.23 per share.

The 2019 Option and the 2020 Option are subject to the further terms and conditions set forth in the Option Agreement dated November 15, 2019 and January 2, 2020, respectively.

The ALR Employment Agreement has a three (3) year term. However, the ALR Employment Agreement, subject to its terms, may be terminated by the Company at any time for or without “cause”, and by Mr. Rubino for good reason or no reason.

Upon termination of the ALR Employment Agreement by the Company for cause or Mr. Rubino for no reason, Mr. Rubino shall be entitled to receive: (i) his Base Salary payable through the date of such termination; (ii) reimbursement for reasonable business expenses necessarily incurred by him in the ordinary course of his duties and in accordance with the Company’s policies; (iii) a prorated portion of the annual bonus the Executive would have received but for his termination prior to the bonus payment date, which prorated portion shall be paid on the bonus payment date; (iv) a prorated portion of benefits under any Company compensative or incentive plan that he would have received but for his termination; and (v) provided his spouse timely elects to continue family health insurance benefits under the federal law known as COBRA, the Company shall pay the cost of such health insurance coverage at the same rate the Company contributed for family health insurance coverage prior to his termination of employment with the Company until the earlier of twelve (12) months or the loss of COBRA entitlement (collectively (the “Accrued Benefits”).

Upon termination of the ALR Employment Agreement by the Company without cause or Mr. Rubino for good reason, Mr. Rubino shall be entitled to receive, in addition to the Accrued Benefits, and subject to delivery of a general release acceptable to the Company, his base salary in effect at termination, for twelve (12) months, payable in accordance with the normal payroll practices of the Company.

In the event that, within twelve (12) months following a Change of Control , either: (i) Mr. Rubino’s employment is terminated without cause, or (ii) he terminates his employment for good reason, then he shall be entitled to receive (i) the Accrued Rights, and (ii) subject to delivering to the Company the general release (A) his Base Salary in effect at termination, for eighteen (18) months, payable in a lump sum within thirty (30) days; and (B) the vesting in full of the stock 2019 Option and the 2020 Option, regardless of date or condition of vesting.

As defined in the ALR Employment Agreement, “Change of Control” means (i) the acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), other than any individual, entity or group which, as of the date of this Agreement, beneficially owns more than ten percent (10%) of the then outstanding shares of common stock of the Company (the “Common Stock”), of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of fifty percent (50%) or more of the then outstanding Common Stock; provided, however, that any acquisition by the Company or its subsidiaries, or any employee benefit plan (or related trust) of the Company or its subsidiaries of fifty percent (50%) or more of outstanding Common Stock shall not constitute a Change of Control, and provided, further, that any acquisition by an entity with respect to which, following such acquisition, more than fifty percent (50%) of the then outstanding equity interests of such entity, is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners of the outstanding Common Stock immediately prior to such acquisition of the outstanding Common Stock, shall not constitute a Change in Control; or (ii) the consummation of (A) a reorganization, merger or consolidation (any of the foregoing, a “Merger”), in each case, with respect to which all or substantially all of the individuals and entities who were the beneficial owners of the outstanding Common Stock immediately prior to such Merger do not, following such Merger, beneficially own, directly or indirectly, more than fifty percent (50%) of the then outstanding shares of common stock of the corporation resulting from Merger, or (iii) the sale or other disposition of all or substantially all of the assets of the Company, excluding (a) a sale or other disposition of assets to a subsidiary of the Company; and (b) a sale or other disposition of assets to any individual, entity or group which, as of the date of this Agreement, beneficially owns more than ten percent (10%) of the then outstanding Common Stock.

Simultaneously with the with the execution and delivery of the ALR Employment Agreement, Mr. Rubino and the Company entered into an Employee Invention, Non-Disclosure, Non-Competition and Non-Solicitation Agreement pursuant to which Mr. Rubino, among other things, assigned, to the extent lawfully permitted, all of his right, title and interest in and to all any and all inventions, discoveries, trade secrets and improvements, whether or not patentable and whether or not they are made, conceived or reduced to practice during working hours or using the Company’s data or facilities, which I develop, make, conceive or reduce to practice during my employment by the Company, either solely or jointly with others (collectively, the and any and all related patents, patent applications, copyrights, copyright applications, trademarks, trademark applications and trade names in the United States and elsewhere.

Jatinder S. Bhogal

On June 11, 2018, the Company appointed Mr. Jatinder S. Bhogal as Chief Operating Officer. On August 1, 2013, the Company entered into a consulting agreement, as amended on May 1, 2016 (collectively, the “Prior JSB Consulting Agreements”), with Jatinder Bhogal, an individual, beneficially owning in excess of 5% of the Company’s issued and outstanding shares of common stock, to provide consulting services to the Company through his wholly owned company, Vector Asset Management, Inc. (“VAM”). Pursuant to the consulting agreement Vector assisted the Company with identifying subject matter experts in the medical device and biotechnology industries and assisted the Company with its ongoing research, development and eventual commercialization of its Regeneration Technology. Pursuant to the amendment the monthly consulting fee was increased to $6,800 from $5,000. On June 22, 2018, the Company and VAM entered into an at will Executive Consulting Agreement (“ECA”) whereby VAM will cause Mr. Bhogal, and Mr. Bhogal has agreed to serve as the Company’s Chief Operating Officer pursuant to the terms of the ECA. The ECA supersedes the Prior JSB Consulting Agreement. Pursuant to the ECA, VAM receives compensation in the amount of $120,000 per year. During the year ended December 31, 2019 and 2018, the Company recognized expenses of $120,850 and $103,467, respectively for consulting services provided by VAM.

Thomas Bold

On December 1, 2013, the Company appointed Mr. Bold as our President & CEO. On October 8, 2016, Mr. Bold assumed the role of Chief Financial Officer. On December 1, 2013 we entered into an at will Consulting Agreement with Mr. Bold (the “Bold Consulting Agreement”). Pursuant to the terms of the Bold Consulting Agreement, Mr. Bold agreed to serve as our President and CEO on a part-time basis in consideration of an annual fee of $100,000, payable in 12 equal installments, which fee was prorated for any partial months during the term of the Bold Consulting Agreement. In addition to Mr. Bold’s fee, he was issued a stock option to purchase up to 40,000 shares of common stock at an exercise price of $0.75 per share, the closing price of our common stock as quoted on the OTCQB on November 29, 2013, a stock option to purchase up to 60,000 shares of common stock at an exercise price of $1.91 per share, the closing price on March 15, 2016, and a stock option to purchase up to 75,000 shares of common stock at an exercise price of $4.20 per share, the closing price on May 11, 2017. The options have all vested and may be exercised on a “cashless basis” using the formula contained therein.

On March 30, 2019, Mr. Thomas Bold and the Company entered into a termination agreement (the “Bold Termination Agreement”) pursuant to which Mr. Bold resigned his position as (i) the Company’s President and (ii) a member of the Company’s Board of Directors. The Bold Termination Agreement terminated the Bold Consulting Agreement. The Company and Mr. Bold entered into a new consulting agreement on March 30, 2019 pursuant to which Mr. Bold will provide up to ten (10) hours of consulting services to the Company and will be compensated for such services at the rate of $200 per hour. This consulting agreement may be terminated by either party at will, with or without cause.

Patsy Trisler

On April 1, 2014, the Company and Patsy Trisler entered into an at-will consulting agreement (the “Trisler Consulting Agreement”) pursuant to which Ms. Trisler was appointed our Vice President – Clinical & Regulatory Affairs. Pursuant to the terms of the Trisler Consulting Agreement, received an annual fee of $60,000, paid in 12 equal monthly installments, and (ii) was granted an option to purchase up to 50,000 shares of the Company’s common stock at a price of $1.05 per share, the closing price of the Company’s common stock as quoted on the OTCQB on April 1, 2014. The option is now fully vested and may be exercised on a “cashless basis” using the formula contained therein. Ms. Trisler resigned her position as Vice President – Clinical & Regulatory Affairs on March 25, 2020; however, the Trisler Consulting Agreement remains in effect and it is contemplated that Ms. Trisler will continue to provide consulting services as to legacy matters on an as needed basis and that she will be compensated for such services, which are not expect to exceed five (5) hours in any month, at the rate of $250 per hour.

Except as noted above, we have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

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

The following table reports all compensation we paid to non-employee directors during the last two fiscal years.

Name		Fees earned or paid in cash (1) ($)	Option awards Aggregate Grant Date Fair Value ($)(2)	All Other Compensation ($)	Total ($)
Harmel S. Rayat(3)	2019	–	–	–	–
	2018	–	–	–	–
Joseph Sierchio(4)	2019	–	–	–	–
	2018	3,000	–	–	3,000
Kenneth Kirkland	2019	–	–	–	–
	2018	6,000	–	–	6,000

(1) The amounts in this column represent the quarterly compensation.

(2) The amounts in this column represent the total fair value assigned to options granted in 2019 and 2018 to Messrs. Kirkland and Sierchio.

(3) Mr. Rayat receives $1.00 per year as compensation for his service to the Company.

(4) The amounts set forth in this table do not include fees paid to legal firms associated with Mr. Sierchio.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information as of May 13, 2020 with respect to the beneficial ownership of the Company’s common stock by its executive officers, directors, all persons known by the Company to be the beneficial owners of more than 5% of its outstanding shares and by all officers and directors as a group.

Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	% of Class Owned (2)
Directors and Officers
Alan L. Rubino, President and Chief Executive Officer	--	--
Harmel S. Rayat, Chairman of the Board(3)	53,872,037	75.44
Kenneth Kirkland (4)	145,675	*
Steve Yan-Klassen	–	–
Jatinder S. Bhogal(5)	5,029,425	5.96
All Directors and Officers as a Group (5people)

5% Shareholders
Kalen Capital Corporation (3) The Kalen Capital Building 688 West Hastings St. Suite 700 Vancouver, BC V6B 1P1

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

(4) Consists of 70,675 shares issued upon the cashless exercise of options and vested options to purchase 75,000 shares of common stock.

(5) Includes (a) 2,529,425 shares of common stock held by Boston Financial Group, Ltd., and (b) 2,500,000 shares of common stock held by 1420527 Alberta Ltd., Mr. Bhogal is the sole principal of each entity and in such capacity, Mr. Bhogal may be deemed to have beneficial ownership of these shares. Does not include 30,800 shares of stock owned by Mr. Bhogal’s wife, of which he disclaims beneficial ownership. Mr. Bhogal is the President and sole shareholder of Vector Asset Management, Inc., which provides us with consulting services.

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

Transactions with Related Persons

The following are related party transactions for the fiscal years ended December 31, 2019 and 2018:

As compensation for their service on the Board, Dr. Kirkland and Mr. Sierchio receive an annual retainer of $6,000, payable in equal quarterly installments in arrears. Additionally, on March 15, 2016, the Company granted to each of Dr. Kirkland and Mr. Sierchio an incentive stock option to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.91 per share; and on May 11, 2017, the Company granted to each of Dr. Kirkland and Mr. Sierchio an incentive stock option to purchase up to 75,000 shares of the Company’s common stock at an exercise price of $4.20 per share. The 50,000 options became fully vested upon grant and the 75,000 options vested 50% on the date of grant and 50% one year hence. The options may be exercised on a “cashless basis” using the formula contained therein. Compensation expense of $0 and $86,325 with respect to these options was recorded during the years ended December 31, 2019 and 2018 respectively.

Effective July 1, 2018, Joseph Sierchio resigned his position as a Company director. The law firm of Satterlee Stephens LLP (“Satterlee”), of which Joseph Sierchio was a partner, continued to provide counsel to the Company through July 31, 2019, following which Mr. Sierchio commenced providing, through Sierchio Law LLP, general corporate counsel services to the Company. During the years ended December 31, 2019 and 2018, the Company recognized $384,021 and $577,718 of fees for legal services billed by Satterlee. At December 31, 2019 and 2018, accounts payable to Satterlee amounted to $0 and $171,828, respectively. During 2019, the Company recognized $72,917 for legal services billed by Sierchio Law, LLP. At December 31, 2019, there were no amounts due to Sierchio Law, LLP.

In connection with the Company’s anticipated FDA and other regulatory filings, the Company engaged StemCell Systems to provide it with prototypes and related documents. Pursuant to this engagement the Company incurred expenses of $314,189 and $80,229 in during the years ended December 31, 2019 and 2018, respectively. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a principal of StemCell Systems.

Dr. Gerlach is entitled to payments for consulting services. During the years ended December 31, 2019 and 2018, the Company recognized expenses related to Dr. Gerlach services of $0 and $7,020, respectively. Accounts payable to Dr. Gerlach amounted to $0 and $0 at December 31, 2019 and 2018, respectively.

On March 30, 2019, Mr. Bold resigned his position as the Company’s President and as a member of the Board of Directors. Mr. Bold will continue to provide consulting services to the company pursuant to an at will consulting agreement. During the years ended December 31, 2019 and 2018, the Company recognized expenses related to Mr. Bold’s services of $120,850 and $100,000 respectively.

On August 1, 2013, the Company entered into a consulting agreement, as amended on May 1, 2016 (collectively, the “Prior JSB Consulting Agreements”), with Jatinder Bhogal, an individual, beneficially owning in excess of 5% of the Company’s issued and outstanding shares of common stock, to provide consulting services to the Company through his wholly owned company, Vector Asset Management, Inc. (“VAM”). Pursuant to the consulting agreement Vector assisted the Company with identifying subject matter experts in the medical device and biotechnology industries and assisted the Company with its ongoing research, development and eventual commercialization of its Regeneration Technology. Pursuant to the amendment the monthly consulting fee was increased to $6,800 from $5,000. On June 22, 2018, the Company and VAM entered into an Executive Consulting Agreement (“ECA”) whereby VAM will cause Mr. Bhogal, and Mr. Bhogal has agreed to serve as the Company’s Chief Operating Officer pursuant to the terms of the ECA. The ECA supersedes the Prior JSB Consulting Agreement. Pursuant to the ECA, VAM receives compensation in the amount of $120,000 per year. During the year ended December 31, 2019 and 2018, the Company recognized expenses of $120,850 and $103,467, respectively for consulting services provided by VAM.

On September 9, 2016, the Company entered into the Loan Agreement with KCC whereby KCC loaned the Company $700,000 at an interest rate of 7%. The Note was amended on January 29, 2018 to extend the maturity date to December 31, 2019. Per the Loan Agreement, the Company issued KCC a Series E Warrant to purchase up to 584,416 shares of the Company’s common stock. See “Note 4. Debt” for further discussion.

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

On July 21, 2017, the Company entered into the July 2017 Private Placement with KCC for the sale of 410,000 units at a price of $2.44 per unit for $1,000,400 in aggregate proceeds. Each unit consisted of one share of common stock and one Series G Warrant to purchase one (1) share of common stock at an exercise price of $2.68 per share through July 21, 2022. The warrants may be exercised on a cashless basis. See “Note 5. Common Stock and Warrants” for further discussion.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

The Board has appointed Marcum LLP (“Marcum”) as the company’s independent registered public accounting firm for the fiscal year ending December 31, 2019. Marcum has served as the company’s registered public accountant since October 2018.

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

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by our auditors during the years ended December 31, 2019 and 2018:

	Year Ended
	December 31,
	2019	2018
Audit fees	$78,000	$58,500
Audit-related fees	-	23,600
Tax fees	-	3,200
Total fees	$78,000	$85,300

Audit Fees

Audit fees for the years ended December 31, 2019 and 2018, totaled $78,000 and $58,500, respectively, and consist of the aggregate fees billed by Marcum LLP for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q during the years ended December 31, 2019 and 2018.

Audit-Related Fees

Audit-related fees for the years ended December 31, 2019 and 2018, totaled $0 and $23,600, respectively, and consist of the aggregate fees billed by BDO (formerly Peterson Sullivan) for discussions and research related to financial reporting inquires and the review and providing of consents for our registration statement on Form S-1, Form S-3 and Form S-8 and amendments thereto that were filed with the SEC.

Tax Fees

Tax fees for the years ended December 31, 2019 and 2018, totaled $0 and $3,200, respectively, and consist of the aggregate fees billed by Peterson Sullivan for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

There were no fees billed to us for products and services provided by Marcum LLP, other than reported under Audit Fees, Audit-Related Fees and Tax Fees for the years ended December 31, 2019 and 2018.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Form 10-K.

1. Financial Statements

The following financial statements, notes related thereto and reports of independent auditors are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets as of December 31, 2019 and 2018
•	Statements of Operations for the years ended December 31, 2019 and 2018
•	Statements of Stockholders’ Equity for the years ended December 31, 2019 and 2018
•	Statements of Cash Flows for the years ended December 31, 2019 and 2018
•	Notes to Financial Statements

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

ITEM 16. FORM 10–K SUMMARY

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENOVACARE, INC.

Date: May 14, 2020	By:	/s/ Alan L. Rubino
	Name:	Alan L. Rubino
	Title:	Chief Executive Officer, (Principal Executive Officer)

Date: May 14, 2020	By:	/s/ Stephen Yan-Klassen
	Name:	Stephen Yan-Klassen
	Title:	Chief Financial Officer, (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Harnel S. Rayat	Chairman of the Board	May 14, 2020
Harmel S. Rayat

/s/ Alan L. Rubino	Chief Executive Officer, (Principal Executive Officer) and Director	May 14, 2020
Alan L. Rubino

/s/ Kenneth Kirkland	Director	May 14, 2020
Kenneth Kirkland

/s/ Stephen Yan-Klassen	Chief Financial Officer	May 14, 2020
Stephen Yan-Klassen	(Principal Financial Officer)

Exhibit Index

Exhibit #	Description of Exhibit
3.1	Articles of Incorporation, as amended, of the Company, incorporated by reference and included in the Company’s Registration Statement on Form 10-SB 12g filed on May 11, 1999, SEC file number 000-30156-99616992.
3.2	Articles of Incorporation, as amended, of the Company incorporated by reference and included in the Company’s Form 8-K filed on January 10, 2011, SEC file number 000-30156-11520181.
3.3	Articles of Incorporation, as amended, of the Company incorporated by reference and included in the Company’s Form 8-K filed on January 10, 2014, SEC file number 000-30156-14521612.
3.4	By-laws of the Company incorporated by reference and included in the Company’s Registration Statement on Form 10-SB 12g filed on May 11, 1999, SEC file number 000-30156-99616992.
4.1†	Form of Series A Common Stock Purchase Warrant dated July 12, 2013, incorporated by reference and included in the Company’s Form 8-K filed on July 18, 2013, as amended on November 21, 2013 and December 27, 2013, SEC file number 000-30156-131300357.
4.2	Form of Stock Purchase Warrant, incorporated by reference and included in the Company’s Form 8-K filed on December 5, 2013, SEC file number 000-30156-131259657.
4.3	Registration Rights Agreement dated November 29, 2013, between Kalen Capital Corporation and the Company, incorporated by reference and included in the Company’s Form 8-K filed on December 5, 2013, SEC file number 000-30156-131259657.
4.4	Form of Series D Common Stock Purchase Warrant, incorporated by reference and included in the Company’s Form 8-K filed on June 10, 2015, SEC file number 000-30156-15981571.
4.5	Convertible Promissory Note dated September 9, 2016, between Kalen Capital Corporation and the Company; incorporated by reference and included in the Company’s Form 8-K filed on September 16, 2016, SEC file number 000-30156-161888353
4.6	Series E Stock Purchase Warrant dated September 9, 2016; incorporated by reference and included in the Company’s Form 8-K filed on September 16, 2016, SEC file number 000-30156-161888353
4.7	Form of Convertible Promissory Note dated February 23, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 1, 2017, SEC file number 000-30156-17654590
4.8	Form of Series F Stock Purchase Warrant dated February 23, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 1, 2017, SEC file number 000-30156-17654590
4.9	Convertible Promissory Note dated March 9, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 14, 2017, SEC file number 000-30156-17686968
4.10	Form of Series G Stock Purchase Warrant dated July 21, 2017; incorporated by reference and included in the Company’s Form 8-K filed on July 24, 2017, SEC file number 000-30156-17978114
4.11	Form of Series H Stock Purchase Warrant dated October 16, 2017; incorporated by reference and included in the Company’s Form 8-K filed on October 18, 2017, SEC file number 000-30156-171141509
4.11	Form of Subscription Agreement dated July 21, 2017; incorporated by reference and included in the Company’s Form 8-K filed on July 24, 2017, SEC file number 000-30156-17978114
4.12	Form of Securities Purchase Agreement dated October 16, 2017; incorporated by reference and included in the Company’s Form 8-K filed on October 18, 2017, SEC file number 000-30156-171141509
10.1	Employment Agreement dated June 20, 2013, between Rhonda B. Rosen and the Company, incorporated by reference and included in the Company's Form 8-K filed on June 26, 2013, SEC file number 000-30156-131259657
10.2	Asset Purchase Agreement dated as of June 21, 2013, between Jörg Gerlach, MD, PhD and the Company, incorporated by reference and included in the Company's Form 8-K filed on July 18, 2013, as amended on November 21, 2013 and December 27, 2013, SEC file number 000-30156-131300357
10.3§	Form of Stock Option Agreement, incorporated by reference and included in the Company’s Form 8-K filed on June 26, 2013, SEC file number 000-30156-131259657.
10.4	Finder's Agreement dated August 13, 2013, between Vector Asset Management, Inc. and the Company, incorporated by reference and included in the Company's Form 10-Q filed on August 14, 2013, SEC file number 000-30156-13109753
10.5	At-Will Executive Services Agreement dated October 1, 2013, between Rhonda B. Rosen and the Company, incorporated by reference and included in the Company's Form 10-Q filed on November 14, 2013, SEC file number 000- 30156-13129717

10.6	Subscription Agreement for 3,500,000 units dated November 29, 2013, between Kalen Capital Corporation and the Company, incorporated by reference and included in the Company's Form 8-K filed on December 5, 2013, SEC file number 000-30156-131259657
10.7	At-Will Consulting Agreement effective as of December 1, 2013, between Thomas Bold and the Company, incorporated by reference and included in the Company's Form 8-K filed on December 5, 2013, SEC file number 000-30156- 131259657
10.8	Stock Purchase Agreement dated December 31, 2013, between Duke Mountain Resources, Inc., Fostung Resources Ltd. and the Company, incorporated by reference and included in the Company's Form 8-K filed on January 7, 2014, SEC file number 000-30156-14513586
10.9	At-Will Consulting Agreement effective as of April 1, 2014, between Patsy Trisler and the Company, incorporated by reference and included in the Company's Form 8-K filed on April 7, 2014, SEC file number 000-30156- 14838542
10.10	Stock Option Agreement dated April 1, 2014, between Patsy Trisler and the Company, incorporated by reference and included in the Company's Form 8-K filed on April 7, 2014, SEC file number 000-30156-14838542
10.11	Stock Option Agreements dated August 14, 2014, between Kenneth Kirkland, Joseph Sierchio, Rhonda B. Rosen and the Company, incorporated by reference and included in the Company's Form 8-K filed on August 20, 2014, SEC file number 000-30156-141054256
10.12	Post-Closing Amendment to Asset Purchase Agreement between Jörg Gerlach, MD, PhD and the Company, incorporated by reference and included in the Company's Form 8-K filed on September 15, 2014, SEC file number 000- 30156-141102510
10.13	Option Agreement dated May 1, 2015 between Jörg Gerlach, MD, PhD and the Company, incorporated by reference and included in the Company’s Form 8-K filed on May 5, 2015; SEC file number 000-30156-158333270.
10.14	Form of Subscription Agreement, incorporated by reference and included in the Company’s Form 8-K filed on June 10, 2015, SEC file number 000-30156-15923671.
10.15	Loan Agreement between Kalen Capital Corporation and the Company; incorporated by reference and included in the Company’s Form 8-K filed on September 16, 2016, SEC file number 000-30156-161888353
10.16	Form of Loan Agreement dated February 23, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 1, 2017, SEC file number 000-30156-17654590
10.17	Loan Agreement dated March 9, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 14, 2017, SEC file number 000-30156-17686968
10.18	Amendment to Loan Agreement between Joseph Sierchio and the Company dated March 9, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 14, 2017, SEC file number 000-30156-17686968
10.19	Amendment to Loan Agreement between Kalen Capital Corporation and the Company dated March 9, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 14, 2017, SEC file number 000-30156-17686968
10.20	Form of Subscription Agreement dated July 21, 2017; incorporated by reference and included in the Company’s Form 8-K filed on July 24, 2017, SEC file number 000-30156-17978114
10.21	Form of Securities Purchase Agreement dated October 16, 2017; incorporated by reference and included in the Company’s Form 8-K filed on October 18, 2017, SEC file number 000-30156-171141509
10.22*	January 29, 2018 Amendment to Convertible Promissory Note dated February 23, 2017
10.23*	January 29, 2018 Amendment to Convertible Promissory Note dated September 9, 2016
10.24*	Corporate Research Agreement dated August 1, 2017
10.25*	Amendment to Consulting Agreement dated May 1, 2016 between Vector Asset Management, Inc. and the Company
10.26	January 29, 2018 First Amendment to Loan Agreement dated February 23, 2017
10.27	January 29, 2018 First Amendment to Loan Agreement dated September 9, 2016
10.28	Executive Consulting Agreement dated June 22, 2018, incorporated by reference and included in the Company’s Form 8-K filed on June 25, 2018, SEC file number 000-30156-18916934
14.1	Code of Ethics, incorporated by reference and included in the Company’s Form 10-K file on April 15, 2009, SEC file number 000-30156-09750383.
23.1	Consent of Marcum LLP*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	2013 Long-Term Incentive Plan, incorporated by reference and included in the Company’s Form 8-K filed on June 26, 2013, SEC file number 000-30156-13933444.

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension - Schema Document**
101.CAL	XBRL Taxonomy Extension - Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension - Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension - Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension - Presentation Linkbase Document**

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

