Form 10-Q
period 2020-03-31
RenovaCare, Inc.
filed 2020-06-22
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of June 19, 2020 the registrant had 87,352,364 shares of its common stock, par value $0.00001 per share, issued and outstanding.

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by RenovaCare, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on May 13, 2020, the filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 (the “Form 10-Q”) was delayed due to circumstances related to the novel coronavirus (“COVID-19”) pandemic. The Company’s headquarters and outside financial consultant are located in New Jersey. The Company’s outside legal counsel and independent registered public accounting firm are located in New York, New York. The governors of New York and New Jersey have announced statewide stay at home orders in an attempt to prevent the further spread of COVID-19 in their respective states. Construction was stopped on the Company’s new offices in New Jersey due to Federal State restrictions, so the Company has not had the ability to easily manage work during this time period. Furthermore, the offices of many of the Company’s other advisors related to the subject matter of the Company’s Form 10Q are subject to government mandate, closed. The Company was therefore unable to file the Form 10-Q on its customary schedule. The Company relied on the SEC’s Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies,” dated March 25, 2020 (Release No. 34-88465) to delay the filing of this Form 10-Q.

At this time, it is not possible to fully assess the impact of the COVID-19 pandemic on the Company’s operations and capital requirements.  Should the COVID-19 pandemic continue, it may adversely affect the Company’s ability to (i) retain employees and consultants, (ii) obtain additional financing on terms acceptable to the Company, if at all, (iii) delay regulatory submissions and approvals, (iv) delay, limit or preclude the Company from securing clinical study sites; and (iv) preclude or delay entry into joint venture or partnership arrangements. The occurrence of any one or more of such events may affect the Company’s ability to continue on its pathway to commercialization of its CellMist™ System.

RENOVACARE, INC.

FORM 10-Q

For The Quarter Ended March 31, 2020

PART I

Item 1. Financial Statements

RENOVACARE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2020 (unaudited) AND DECEMBER 31, 2019
	March 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$11,382,102	$12,185,248
Prepaid expenses	319,220	102,500
Total current assets	11,701,322	12,287,748

Security deposit	7,995	-
Intangible assets	152,854	152,854
Total assets	$11,862,171	$12,440,602

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$294,316	$169,044
Accounts payable - related parties	116,983	111,696
Total current liabilities	411,299	280,740

Total liabilities	411,299	280,740

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.00001 par value; 500,000,000 shares authorized, 87,352,364 shares issued and outstanding at March 31, 2020 and December 31, 2019	874	874
Additional paid-in capital	32,844,596	32,378,833
Retained deficit	(21,394,598)	(20,219,845)
Total stockholders' equity	11,450,872	12,159,862
Total liabilities and stockholders' equity	$11,862,171	$12,440,602

(The accompanying notes are an integral part of these condensed consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (Unaudited)
	Three Months Ended
	March 31,
	2020	2019

Revenue	$-	$-

Operating expense
Research and development	192,773	194,510
General and administrative	1,035,566	409,461
Total operating expense	1,228,339	603,971

Loss from operations	(1,228,339)	(603,971)

Other income (expense)
Interest income	53,586	84,705
Total other income (expense)	53,586	84,705

Net loss	$(1,174,753)	$(519,266)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	87,352,364	87,175,522

(The accompanying notes are an integral part of these condensed consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (Unaudited)
			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2019	87,175,522	$872	$32,187,580	$(16,861,763)	$15,326,689

Stock based compensation due to common stock purchase options	-	-	832	-	832
Net loss for the three months ended March 31, 2019	-	-	-	(519,266)	(519,266)
Balance, March 31, 2019	87,175,522	$872	$32,188,412	$(17,381,029)	$14,808,255

Balance, January 1, 2020	87,352,264	$874	$32,378,833	$(20,219,845)	$12,159,862
Stock based compensation due to common stock purchase options	-	-	465,763	-	465,763
Net loss for the three months ended March 31, 2020	-	-	-	(1,174,753)	(1,174,753)
Balance, March 31, 2020	87,352,264	$874	$32,844,596	$(21,394,598)	$11,450,872

(The accompanying notes are an integral part of these condensed consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (Unaudited)
	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(1,174,753)	$(519,266)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	79
Stock based compensation expense	465,763	832
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(216,720)	30,052
Increase in accounts payable	125,272	27,329
Increase in accounts payable - related parties	5,287	7,000
Net cash flows used in operating activities	(795,151)	(453,974)

Cash flows from investing activities
Increase in security deposit	(7,995)	-
Net cash flows used in investing activities	(7,995)	-

Decrease in cash and cash equivalents	(803,146)	(453,974)

Cash and cash equivalents at beginning of period	12,185,248	15,397,524

Cash and cash equivalents at end of period	$11,382,102	$14,943,550

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

(The accompanying notes are an integral part of these condensed consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Organization, Nature and Continuance of Operations, Recent Accounting Standards and Earnings (Loss) Per Share

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements and related disclosures of RenovaCare, Inc. and Subsidiary (the “Company”) as of March 31, 2020, and for the three months ended March 31, 2020 and 2019 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on May 14, 2020. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Organization

RenovaCare, Inc., together with its wholly owned subsidiary, focuses on the acquisition, research, development and, if warranted, commercialization of autologous (using a patient's own cells) cellular therapies that can be used for medical and aesthetic applications.

On July 12, 2013, the Company, through its wholly owned subsidiary, RenovaCare Sciences Corp., completed the acquisition of its flagship technologies (collectively, the “CellMistTM System”) along with associated United States patent applications and two foreign patent applications, the first of which was filed on August 23, 2007 (DE 10 2007 040 252.1) and the second of which was filed on April 27, 2011 (DE 10 2011 100 450.9), both of which have been granted. One of the US patent applications was granted on November 29, 2016 (Patent No. US 9,505,000) and the other patent application was granted on April 4, 2017 (Patent No. US 9,610,430). In August 2019, the Company was awarded a continuation of Patent No. US 9,505,000 (Patent No. US 10,376,658), allowing the Company’s novel solution sprayer device (the “SkinGunTM”) to now be used to spray all varieties of tissues and cells, thus opening the door for its potential application in the regeneration of tissues and organs, beyond skin.

The CellMistTM System is comprised of (a) a treatment methodology for cell isolation for the regeneration of human skin cells (the “CellMistTM Solution”) and (b) the SkinGunTM for delivering the cells to the treatment area.

Nature and Continuance of Operations

The Company does not have any commercialized products. The Company's activities have consisted principally of performing research and development activities and raising capital. These development activities are subject to significant risks and uncertainties, including possible failure of preclinical testing. The Company has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. The Company expects to incur losses as it continues development of its products and technologies and expects that it will need to raise additional capital through the sale of its securities to accomplish its business plan and failing to secure such additional funding before achieving sustainable revenue and profit from operations poses a significant risk. The Company's ability to fund the development of its cellular therapies will depend on the amount and timing of cash receipts from future financing activities. There can be no assurance as to the availability or terms upon which such financing and capital might be available. Additionally, there is significant uncertainty relating to the full impact of the COVID-19 pandemic on the Company’s operations and capital requirements. Should the COVID-19 pandemic continue, it may adversely affect the Company’s ability to (i) retain employees and consultants; (ii) obtain additional financing on terms acceptable to the Company, if at all; (iii) delay regulatory submissions and approvals; (iv) delay, limit or preclude the Company from securing clinical study sites; (v) delay, limit or preclude the Company from achieving technology or product development goals, milestones, or objectives; and (vi) preclude or delay entry into join venture or partnership arrangements. The occurrence of any one or more of such events may affect the Company’s ability to continue on its pathway to commercialization of its technology or products.

As of March 31, 2020, the Company had $11,382,102 of cash on hand and a working capital of $11,290,023. As a result of the cash on hand the working capital, the Company believes it currently has sufficient cash to meet its funding requirements over the next twelve months following the issuance of this Quarterly Report on Form 10-Q. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it may need to raise additional capital to accomplish its business plan over the next several years. If additional funding is required, the Company expects to seek to obtain that funding through private equity or convertible debt. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

Earnings (Loss) Per Share

The Company presents both basic and diluted earnings per share ("EPS") amounts. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. The Company has not included the effects of warrants or stock on net loss per share because to do so would be antidilutive.

Following is the computation of basic and diluted net loss per share for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(1,174,753)	$(519,266)
Denominator:
Weighted average number of common shares outstanding	87,352,364	87,175,522
Basic and diluted EPS	$(0.01)	$(0.01)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	2,938,071	317,500
Warrants	13,106,912	13,346,912
Total shares not included in the computation of diluted losses per share	16,044,983	13,664,412

Note 2. Prepaid Expenses

Prepaid expenses consist of the following:

	March 31,
	2020	2019
Prepaid insurance	$216,720	$-
Prepaid professional fees	102,500	102,500
Total prepaid expenses	$319,220	$102,500

Note 3. Assets – Intellectual Property

On July 12, 2013, the Company, together with its wholly owned subsidiary, RenovaCare Sciences, entered into an asset purchase agreement (“APA”) with Dr. Jörg Gerlach, MD, PhD, pursuant to which RenovaCare Sciences purchased all of Dr. Gerlach’s rights, title and interest in the CellMistTM System. Acquisition related costs amounted to $52,852 and were capitalized together with the cash payment upon the closing of the transaction in July 2013 of $100,002. Intangible assets amounted to $152,854 at March 31, 2020 and December 31, 2019.

Note 4. Common Stock and Warrants

Common Stock

At March 31, 2020, the Company had 500,000,000 authorized shares of common stock with a par value of $0.00001 per share, 87,352,364 shares of common stock outstanding and 19,440,765 shares reserved for issuance under the Company’s 2013 Long-Term Incentive Plan (the “2013 Plan”) as adopted and approved by the Company’s Board of Directors (the “Board”) on June 20, 2013 that provides for the grant of stock options to employees, directors, officers and consultants. During the three months ended March 31, 2020, the Company granted Alan L. Rubino, the Company’s President and Chief Executive Officer, an option to purchase up to 620,571 shares of the Company’s common stock at an exercise price of $3.23. See “Note 5. Stock Options” for further discussion.

Warrants

The following table summarizes information about warrants outstanding at March 31, 2020 and December 31, 2019:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted
	March 31,	December 31,	Average
Description	2020	2019	Exercise Price	Expiration
Series D	810,000	810,000	$1.10	June 5, 2020
Series E	584,416	584,416	$1.54	September 8, 2021
Series F	7,246	7,246	$3.45	February 23, 2022 & March 9, 2022
Series G	460,250	460,250	$2.68	July 21, 2022
Series H	910,000	910,000	$2.75	October 16, 2022
Series I	10,335,000	10,335,000	$2.00	November 26, 2025
Total	13,106,912	13,106,912

Note 5. Stock Options

The following table summarizes stock option activity for the period ended March 31, 2020:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2019	2,317,500	2.68	5.68 years	$1,460,507
Grants	620,571
Outstanding at March 31, 2020	2,938,071	2.80	5.50 years	$11,625
Exercisable at March 31, 2020	317,500	3.41	4.17 years	11,625
Available for grant at March 31, 2020	16,820,194

During the three months ended March 31, 2020, the Company granted Alan L. Rubino, the Company’s President and Chief Executive Officer, an option to purchase up to 620,571 shares of the Company’s common stock at an exercise price of $3.23. The option was granted in fulfillment of the Company’s obligation under the terms of Mr. Rubino’s employment agreement dated November 15, 2019. The fair value of the option was estimated at the date of grant using the Black-Scholes option pricing model. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required the Black-Scholes model. The volatility assumption is based on the Company’s historical experience. The risk-free interest rate is based on a U.S. Treasury note with maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding.

The assumptions for volatility, expected life, dividend yield and risk-free interest rate for the options granted are as follows:

Three Months Ended
March 31, 2020
Risk-free interest rate	1.67%
Expected life in years	3.30
Expected Volatility	107.35%
Expected dividend yield	0%

The share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time is expensed ratably over the respective vesting periods. During the three months ended March 31, 2020 and 2019, the Company recognized $465,763 and $832, respectively, in stock-based compensation. As of March 31, 2020, the Company’s unrecognized compensation cost related to unvested stock options was $2,746,876 to be amortized through 2023. Stock-based compensation has been included in the consolidated statement of operations as follows:

	Three Months Ended
	March 31,
	2020	2019
Research and development	$-	$-
General and administrative	465,763	832
Total	$465,763	$832

The following table summarizes information about stock options outstanding and exercisable at March 31, 2020:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Subject to Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
1.05	55,000	4.00	1.05	55,000	4.00	1.05
1.25	7,500	5.21	1.25	7,500	5.21	1.25
1.34	7,500	5.25	1.34	7,500	5.25	1.34
1.70	7,500	5.54	1.70	7,500	5.54	1.70
2.28	7,500	6.30	2.28	7,500	6.30	2.28
4.20	232,500	4.03	4.20	232,500	4.03	4.20
1.98	667,800	5.63	1.98	-	-	-
2.48	667,800	5.63	2.48	-	-	-
3.23	664,400	5.63	3.23	-	-	-
3.23	620,571	5.76	3.23	-	-	-
Total	2,938,071	5.50	$2.80	317,500	4.17	$3.41

Note 6. Leases

The Company determines if an arrangement is a lease, or contains a lease, at the inception of an arrangement. If the Company determines that the arrangement is a lease, or contains a lease, at lease inception, it then determines whether the lease is an operating lease or finance lease. Operating and finance leases result in recording a right-of-use (“ROU”) asset and lease liability on the consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. For purposes of calculating operating lease ROU assets and operating lease liabilities, the Company uses the non-cancellable lease term plus options to extend that it is reasonably certain to exercise. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company’s leases generally do not provide an implicit rate. As such, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. The Company has elected not to separate lease and non-lease components for any class of underlying asset.

In February of 2020, the Company entered into a two-year lease for office premises located at 4 Becker Farm Road, Suite 105, Roseland, New Jersey. Monthly base rent in year one of the lease is $3,998; and $4,100 in year 2 of the lease. The term (and payment of the monthly rent) commences upon substantial completion of the landlord’s work, which was expected to occur on or before May 31, 2020. Due to the COVID-19 pandemic the landlord’s work has not been completed as of the date these condensed interim financial statements have been released. During the period of the landlord’s work, the Company does not have the right of use of the office premise; accordingly, we have not recognized a ROU asset and lease liability as of March 31, 2020.

Note 7. Commitments and Contingencies

In connection with the Company’s anticipated regulatory filings, the Company has engaged StemCell Systems GmbH (“StemCell Systems”) to provide it with prototypes and related documents under various agreements. Pursuant to these engagements the Company incurred expenses of $76,460 and $76,600 in during the three months ended March 31, 2020 and 2019, respectively. Dr. Gerlach, from whom the Company purchased the CellMistTM System technologies, is a principal of StemCell Systems.

On June 3, 2019, the Company entered into a Charitable Gift Agreement with the University of Pittsburgh (“University”), pursuant to which the Company committed to provide a charitable donation to the University in the agreement amount of $250,000 (the “Grant”). The Company will pay the Grant in four quarterly installments with the first payment made on or before July 1, 2019. During the three months ended March 31, 2020 and 2019 the Company made payments totaling $62,500 and $0, respectively. At March 31, 2020, the balance remaining under this gift was $62,500. Due to the terms of the Grant, the Company will recognize the related expense upon payment.

Note 8. Related Party Transactions

At the period ended March 31, 2020, Talia Jevan Properties, Inc. made a payment of $5,287 to Stephen Yan-Klassen, CFO, for his salary on behalf of the Company. Talia Jevan Properties, Inc. is a related party of Harmel Rayat, Chairman of the Board.

On August 1, 2013, the Company entered into a consulting agreement, as amended on May 1, 2016, with Jatinder Bhogal, an individual owning in excess of 5% of our issued and outstanding shares of common stock, to provide consulting services to the Company through his wholly owned company, Vector Asset Management, Inc. (“VAM”). Pursuant to the consulting agreement Vector assisted the Company with identifying subject matter experts in the medical device and biotechnology industries and assisted the Company with its ongoing research, development and eventual commercialization of its Regeneration Technology. Pursuant to an amendment dated May 1, 2016, the VAM monthly consulting fee was increased from $5,000 to $6,800. On June 22, 2018, the Company and VAM entered into an Executive Consulting Agreement (“ECA”) pursuant to which Mr. Bhogal serves as the Company’s Chief Operating Officer. The ECA supersedes the prior consulting agreement. Pursuant to the ECA, VAM will receive compensation of $120,000 per year. During the three months ended March 31, 2020 and 2019, the Company recognized expenses of $30,000 and $30,000, respectively for consulting services provided by VAM.

Note 9. Subsequent Events

Management has reviewed material events subsequent of the period ended March 31, 2020 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

On May 22, 2020 the Company granted stock options to certain of its officers, directors and consultants (the “May 2020 Option Grant”) to purchase up to an aggregate of 1,550,000 shares of the Company’s common stock (the “May 2020 Option Grant”). The May 2020 Option Grant (i) is exercisable at a price of $1.40 per share, (ii) vested as to 1,275,000 shares on the date of grant and will vest as to the remaining 1,275,000 shares on the first anniversary of the date of grant.

On June 1, 2020, pursuant to the terms of the Employment Agreement between the Company and Dr. Robin Robinson (discussed below) the Company granted a stock option to Dr. Robin Robinson, its Vice-President, Chief Scientific Officer, to purchase up to an aggregate of 200,000 shares of the Company’s common stock (the “June 2020 Option Grant”). The June 2020 Option Grant (i) is exercisable at a price of $1.40 per share, (ii) vested as to 100,000 shares on the date of grant and will vest as to the remaining 100,000 shares on the first anniversary of the date of grant.

Each of the May 2020 Option Grant and the June 2020 Option Grant provides that the exercise price shall be paid: (i) in cash or by certified check or bank draft payable to the order of the Company; (ii) by delivering, along with a properly executed exercise notice to the Company, a copy of irrevocable instructions to a broker to deliver promptly to the Company the aggregate exercise price and, if requested by the Optionee, the amount of any applicable federal, state, local or foreign withholding taxes required to be withheld by the Company, provided, however, that such exercise may be implemented solely under a program or arrangement established and approved by the Company with a brokerage firm selected by the Company; (iii) at any time prior to the Company’s listing of any of its securities for trading on a national stock exchange, pursuant to “a net issue” or “cashless” exercise basis; or, (iv) by any other procedure approved by the Board or its Compensation Committee, if any, or by a combination of the foregoing.

On May 26, 2020, the Company and Dr. Robin Robinson executed an Employment Agreement (the “Employment Agreement”) having an effective date of June 1, 2020 (the “Effective Date”) pursuant to which Dr. Robinson Dr. Robin A. Robinson now serves as the Company’s Chief Scientific Officer.

In addition to a base salary of $220,000 Dr. Robinson will be eligible to earn an annual bonus equal to up to 30% of his base salary then in effect based upon the Company’s assessment of Dr. Robinson’s achievement of personal performance goals. Pursuant to the terms of the Employment Agreement Dr. Robinson received the June 2020 Stock Option discussed above.

The Employment Agreement has a 2 year term; however, it may be terminated by either party at any time; If terminated by the Company without cause, as defined in the Employment Agreement, in addition to certain specified benefits, Dr. Robinson is entitled to a severance payment equal to six months of his base salary then in effect.

In connection with the Employment Agreement the Company and Dr. Robinson also entered into a Confidential Information and Invention Assignment Agreement in the form attached to the Employment Agreement, effective as of the Effective Date.

On June 15, 2020, the Company and Robert Cook executed an Employment Agreement (the “Employment Agreement”) having an effective date of June 22, 2020 (the “Effective Date”) pursuant to which Mr. Cook will serve as the Company’s Chief Financial Officer.

In addition to a base salary of $130,000 Mr. Cook will be eligible to earn an annual discretionary bonus equal to up to 30% of his base annual salary then in effect. The Company has also agreed to grant Mr. Cook an option to purchase up to 100,000 shares of the Company’s common stock. The option will vest as to 50,000 shares on the date of grant and as to the remaining 50,000 shares on the day prior to the 1st anniversary date of the grant date.

Mr. Cook’s employment by the Company is an “at will employment;” the Employment Agreement may be terminated by either party at any time, with or without cause. If terminated by the Company without cause, as defined in the Employment Agreement, in addition to certain specified benefits, Mr. Cook is entitled to a severance payment equal to up to three months of his base annual salary then in effect. Pursuant to the terms of the Employment Agreement, Mr. Cook will spend up to 50% of his time on the Company’s affairs.

In connection with the Employment Agreement, the Company and Mr. Cook also entered into a Confidential Information and Invention Assignment Agreement in the form attached to the Employment Agreement, effective as of the Effective Date.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to RenovaCare, Inc. and its subsidiaries that is based on management's exercise of business judgment and assumptions made by and information currently available to management. Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. When used in this document and other documents, releases and reports released by us, the words "anticipate," "believe," "estimate," "expect," "intend," "the facts suggest" and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward-looking statements and unknown, unidentified or unpredictable factors could materially and adversely impact our future results. We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events. Several of these factors include, without limitation:

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

Overview

RenovaCare, Inc. (formerly Janus Resources, Inc.) (together with its wholly owned subsidiary, “RenovaCare” the “Company” “we” “us” and “our”) was incorporated under the laws of the State of Nevada and has an authorized capital of 500,000,000 shares of $0.00001 par value common stock, of which 87,352,364 shares are outstanding as of March 31, 2020, and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

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

In the case of U.S. patents, a typical utility patent term is 20 years from the date on which the application for the patent was filed in the United States or, if the application contains a specific reference to an earlier filed application or applications, from the date on which the earliest such application was filed. Patents filed outside of the U.S. have a patent term typically running 20 years from the date of first filing, however, such patent terms are determined by the law of the country in which they are issued. Patent terms may be affected by events such as maintenance (or annuity) fee payment, terminal or statutory disclaimer, post-grant proceedings, patent term adjustment, and/or patent term extension.

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

We are currently evaluating the potential of our CellMistTM System in the treatment of tissue that has been subject to severe trauma such as second-degree burns. The CellMistTM System utilizes the patient’s own skin stem cells, and can reduce the size of the donor site and significantly decrease scarring. Furthermore, we believe the CellMistTM System could enable treatment of other skin disorders with minimal scarring.

Our Mission and Strategy

Our ultimate goal is to leverage the potential of our CellMistTM System, as cutting-edge treatments in skin therapy. Before we can do so, however, there are a number of steps we must first take, including:

•	initiating a series of clinical trials to determine the CellMistTM System’s safety and efficacy for treating wounds and burns;

•	formalizing collaborations with universities, scientific, and/or commercial partners;

•	creating a network of clinical research partners;

•	achieving FDA and/or other regulatory clearance; and

•	expanding the range of possible clinical applications.

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

•	Selectively pursue strategic partnership, join venture, and licensing opportunities to complement our existing operations.

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

The Wound Care Market Global Forecast to 2024 report issued by Markets& Markets states that in 2019, advanced wound care products accounted for the largest market share and is expected to have the highest growth projected at a compound annual growth rate of 4.6% to 2024. Major factors driving the growth of this market of hard-to-heal wounds are an increase in an aging population and greater prevalence of chronic disease, including diabetes and obesity. The development of regenerative medicine and healing capabilities allow for more effective treatment, quicker healing and improved health economic outcomes.

The healthcare facilities (hospitals and clinics) segment accounted for the largest market share in 2019 as these systems are used for critical cases, improve quality of care for patients, and have the infrastructure and resources to support treatment.

Our Technology

Our CellMist System is comprised of the CellMistTM solution, a liquid suspension of a patient’s own skin cells, and our proprietary SkinGunTM sprays isolated stem cells and related skin cells from a small biopsy of the patient's skin. The stem cells are placed into the CellMistTM solution, which is then filled into a sterile syringe. The sterile syringe is inserted into the SkinGunTM, which then sprays the stem cell-loaded liquid solution into the wound.

The first phase of gathering the patient's skin cells, creating a liquid solution, and applying the stem cells takes approximately 1.5–2 hours. Published studies show that within days following the wound treatment procedure, the skin cells generate a protective skin layer (re-epithelialization), and within months the skin regains its color and texture.

Our cell isolation procedure and the cell spraying are performed on the same day, in an on-site setting. Because the skin cells sprayed using the SkinGunTM are actually the patient's own cells, the skin that is regenerated looks more natural than other skin replacement technologies. During recovery, the skin cells grow into fully functional layers of the skin and the regenerated skin leaves minimal scarring in observational patient treatment. Additionally, our methods require substantially smaller donor areas than skin grafting, reducing donor area burden such as pain and the risk of complications.

In August 2019, the Company was awarded a continuation of Patent No. US 9,505,000 (Patent No. US 10,376,658), allowing the SkinGunTM to be used to spray all varieties of tissues and cells, thus opening the door for its potential application in the regeneration of tissues and organs, beyond skin.

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

Results of Operations

Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019

Operating Expenses

A summary of our operating expenses for the three months ended March 31, 2020 and 2019 follows:

	Three Months Ended March 31,		Increase /	Percentage
	2020	2019	(Decrease)	Change
Operating expenses
Research and development	$192,773	$194,510	$(1,737)	-1%
General and administrative	1,035,566	409,461	626,105	153%
Total operating expenses	$1,228,339	$603,971	$624,368	103%

Research and Development

Research and development (“R&D”) costs represent costs incurred to develop our CellMistTM System and are incurred pursuant to agreements with third party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred. R&D costs remained relatively consistent for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. We expect R&D costs to increase over time as we expand our efforts related to the Company’s regulatory and product development efforts.

General and Administrative

General and administrative costs increased approximately $626,000 or 153% during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Included in general and administrative costs are professional fees, stock-based compensation, payroll and related costs and other general costs. Professional fees decreased approximately $31,000 due to decreased costs related to corporate compliance and governance matters. Stock-based compensation increased approximately $465,000 due to the amortization of stock option grants to our new chief executive officer in fulfillment of his employment agreement dated November 15, 2019. Payroll and related costs increased approximately $115,000 due to the hiring of our new chief executive officer. Other general costs increased approximately $79,000 primarily due to the charitable gift agreement with the University of Pittsburgh entered into in June 2019.

Other Income

Other income relates to interest earned on bank account deposits. Other income decreased approximately $31,000 due to due a lower cash balance during the period March 31, 2020 compared March 31, 2019.

Liquidity and Capital Resources

The Company does not have any commercialized products, has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. The Company has incurred operating losses of $11,228,339 and $603,971 for the three months ended March 31, 2020 and 2019, respectively. The Company expects to incur losses as it continues development of its products and technologies. The Company has been funded through the sale of equity securities. As of March 31, 2020, the Company had $11,382,102 of cash. The Company believes that it currently has sufficient cash to meet its funding requirements over the next year.

Net cash used in operating activities was $795,151 during the three months ended March 31, 2020, compared to net cash used in operating activities of $453,974 during the three months ended March 31, 2019. The increase in cash used in operating activities is primarily attributable to our increase in net loss.

Cash used in investing activities was $7,995 compared for the three months ended March 31, 2020 compared to $0 for the three months ended March 31, 2019. The increase is due to a payment of a security deposit for our new corporate headquarters located in Roseland, New Jersey.

Fair Value of Financial Instruments and Risks

The carrying value of cash and cash equivalents, prepaid expenses and accounts payable, approximate their fair value because of the short-term nature of these instruments and their liquidity. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Off-balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at March 31, 2020, and the subsequent period to through the date of this report, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements.

Recently Issued Accounting Standards

See Note 1 to our Consolidated Financial Statements for more information regarding recent accounting standards and their impact to our consolidated results of operations and financial position.

Related Party Transactions

At the period ended March 31, 2020, Talia Jevan Properties, Inc. made a payment of $5,287 to Stephen Yan-Klassen, CFO, for his salary on behalf of the Company. Talia Jevan Properties, Inc. is a related party of Harmel Rayat, Chairman of the Board.

On August 1, 2013, the Company entered into a consulting agreement, as amended on May 1, 2016, with Jatinder Bhogal, an individual owning in excess of 5% of our issued and outstanding shares of common stock, to provide consulting services to the Company through his wholly owned company, Vector Asset Management, Inc. (“VAM”). Pursuant to the consulting agreement Vector assisted the Company with identifying subject matter experts in the medical device and biotechnology industries and assisted the Company with its ongoing research, development and eventual commercialization of its Regeneration Technology. Pursuant to an amendment dated May 1, 2016, the VAM monthly consulting fee was increased from $5,000 to $6,800. On June 22, 2018, the Company and VAM entered into an Executive Consulting Agreement (“ECA”) whereby Mr. Bhogal will serve as the Company’s Chief Operating Officer. The ECA supersedes the prior consulting agreement. Pursuant to the ECA, VAM will receive compensation of $120,000 per year. During the three months ended March 31, 2020 and 2019, the Company recognized expenses of $30,000 and $30,000, respectively for consulting services provided by VAM.

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

The Company maintains “disclosure controls and procedures,” as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was not effective at March 31, 2020 because of the material weaknesses described below.

There is inadequate segregation of duties consistent with control objectives. Our Company’s management is comprised of a very small number of individuals resulting in a situation where limitations of segregation of duties exist. In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties. In addition, management has concluded that there are ineffective monitoring controls related to the financial close and reporting process, including management’s risk assessment process and its identification, evaluation, and timely remediation of control deficiencies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), or in factors that could materially affect internal controls, during the period ended March 31, 2020.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

No.	Exhibit No.
4.1	Form of Stock Option Agreement dated May 22, 2020 (Incorporated by reference to Form 8-K filed on May 29, 2020).
4.2	Form of Subscription Agreement for Units Dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 30, 2018)
4.3	Form of Series I Stock Purchase Warrant dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 30, 2018)
10.1	Employment Agreement dated May 26, 2020 between RenovaCare, Inc. and Robin Robinson (Incorporated by reference to Form 8-K filed on May 29, 2020).
10.2	Amendment to the February 2017 Loan Agreement dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 30, 2018)
10.3	Amendment to the September 2016 Loan Agreement as amended dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 30, 2018)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101. INS	XBRL Instance Document**
101. SCH	XBRL Taxonomy Extension - Schema Document**
101. CAL	XBRL Taxonomy Extension - Calculation Linkbase Document**
101. DEF	XBRL Taxonomy Extension - Definition Linkbase Document**
101. LAB	XBRL Taxonomy Extension - Label Linkbase Document**
101. PRE	XBRL Taxonomy Extension - Presentation Linkbase Document**

_______________

*	Filed herewith.
**	Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RenovaCare, Inc.

(Registrant)

Date: June 22, 2020	By:	/s/ Alan L. Rubino
	Name:	Alan L. Rubino
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: June 22, 2020	By:	/s/ Stephen Yan-Klassen
	Name:	Stephen Yan-Klassen
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

