Form 10-Q
period 2020-06-30
RenovaCare, Inc.
filed 2020-08-13
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 10, 2020 the registrant had 87,352,364  shares of its common stock, par value $0.00001 per share, issued and outstanding.

RENOVACARE, INC.

FORM 10-Q

For The Quarter Ended June 30, 2020

PART I

Item 1. Financial Statements

RENOVACARE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2020 (Unaudited) AND DECEMBER 31, 2019

	June 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$10,258,068	$12,185,248
Other current assets	404,185	102,500
Total current assets	10,662,253	12,287,748

Security deposit	7,995	-
Intangible assets	152,854	152,854
Total assets	$10,823,102	$12,440,602

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$666,782	$169,044
Accounts payable - related parties	130,519	111,696
Total current liabilities	797,301	280,740

Total liabilities	797,301	280,740

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.00001 par value; 500,000,000 shares authorized, 87,352,364 shares issued and outstanding at June 30, 2020 and December 31, 2019	874	874
Additional paid-in capital	34,431,118	32,378,833
Retained deficit	(24,406,191)	(20,219,845)
Total stockholders' equity	10,025,801	12,159,862
Total liabilities and stockholders' equity	$10,823,102	$12,440,602

(The accompanying notes are an integral part of these condensed consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenue	$-	$-	$-	$-

Operating expense
Research and development	1,347,005	179,193	1,539,778	373,702
General and administrative	1,697,476	464,335	2,733,042	873,797
Total operating expense	3,044,481	643,528	4,272,820	1,247,499

Loss from operations	(3,044,481)	(643,528)	(4,272,820)	(1,247,499)

Other income (expense)
Interest income	32,888	96,024	86,474	180,729
Total other income (expense)	32,888	96,024	86,474	180,729

Net loss	$(3,011,593	$(547,504)	$(4,186,346	$(1,066,770)

Basic and Diluted Loss per Common Share	$(0.03)	$(0.01)	$(0.05)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	87,352,364	87,175,522	87,352,364	87,175,522

(The accompanying notes are an integral part of these condensed consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2020	87,352,264	$874	$32,378,833	$(20,219,845)	$12,159,862
Stock based compensation	-	-	465,763	-	465,763
Net loss for the three months ended March 31, 2020	-	-	-	(1,174,753)	(1,174,753)
Balance, March 31, 2020	87,352,264	874	32,844,596	(21,394,598)	11,450,872

Stock based compensation	-	-	1,586,522	-	1,586,522
Net loss for the three months ended June 30, 2020	-	-		(3,011,593)	(3,011,593)
Balance, June 30, 2020	87,352,264	$874	$34,431,118	$(24,406,191)	$10,025,801

Balance, January 1, 2019	87,175,522	$872	$32,187,580	$(16,861,763)	$15,326,689

Stock based compensation	-	-	832	-	832
Net loss for the three months ended March 31, 2019	-	-	-	(547,504)	(547,504)
Balance, March 31, 2019	87,175,522	872	32,188,412	(17,409,267)	14,780,017)

Net loss for the three months ended June 30, 2019	-	-	-	(519,266)	(519,266)
Balance, June 30, 2019	87,175,522	$872	$32,188,412	$(17,928,533)	$14,260,751)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(4,186,346)	$(1,066,770)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	158
Stock based compensation expense	2,052,285	832
Changes in operating assets and liabilities:
Increase in other current assets	(301,685)	(24,414)
Increase (decrease) in accounts payable	497,738	(43,822)
Increase in accounts payable - related parties	18,823	9,074
Net cash flows used in operating activities	(1,919,185)	(1,124,942)

Cash flows from investing activities
Increase in security deposit	(7,995)	-
Net cash flows used in investing activities	(7,995)	-

Decrease in cash and cash equivalents	(1,927,180)	(1,124,942)

Cash and cash equivalents at beginning of period	12,185,248	15,397,524

Cash and cash equivalents at end of period	$10,258,068	$14,272,582

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

(The accompanying notes are an integral part of these condensed consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Organization, Nature and Continuance of Operations, Recent Accounting Standards and Earnings (Loss) Per Share

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements and related disclosures of RenovaCare, Inc. and Subsidiary (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on May 14, 2020. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the year ended December 31, 2020.

Organization

RenovaCare, Inc., together with its wholly owned subsidiary, focuses on the acquisition, research, development and, commercialization of autologous (using a patient's own cells) cellular therapies that can be used for medical and aesthetic applications.

On July 12, 2013, the Company, through its wholly owned subsidiary, RenovaCare Sciences Corp., completed the acquisition of its flagship technologies (collectively, the “CellMistTM System”) along with associated United States patent applications and two foreign patent applications, the first of which was filed on August 23, 2007 (DE 10 2007 040 252.1) and the second of which was filed on April 27, 2011 (DE 10 2011 100 450.9), both of which have been granted. One of the US patent applications was granted on November 29, 2016 (Patent No. US 9,505,000) and the other patent application was granted on April 4, 2017 (Patent No. US 9,610,430). In August 2019, the Company was awarded a continuation of Patent No. US 9,505,000 (Patent No. US 10,376,658), allowing the Company’s novel solution sprayer device (the “SkinGunTM”) to now be used to spray all varieties of tissues and cells, thus allowing for its potential application in the regeneration of tissues and organs, beyond skin.

The CellMistTM System is comprised of (a) a treatment methodology for cell isolation for the regeneration of human skin cells (the “CellMistTM Solution”) and (b) the SkinGunTM for delivering the cells to the treatment area.

Overview of Operations

The Company does not have any commercialized products. The Company's activities have consisted principally of performing research and development activities and raising capital to support such activities. These development activities are subject to significant risks and uncertainties, including possible failure of preclinical testing. The Company has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. The Company expects to incur losses as it continues development of its products and technologies and expects that it will need to raise additional capital through partnerships or the sale of its securities to accomplish its business plan. Failing to secure such additional funding before achieving sustainable revenue and profit from operations poses a significant risk. The Company's ability to fund the development of its cellular therapies depends on the amount and timing of cash receipts from future financing activities. There can be no assurance as to the availability or terms upon which such financing and capital might be available. Additionally, there is significant uncertainty relating to the full impact of the COVID-19 pandemic on the Company’s operations and capital requirements. Should the COVID-19 pandemic continue, it may adversely affect the Company’s ability to (i) retain employees and consultants; (ii) obtain additional financing on terms acceptable to the Company, if at all; (iii) delay regulatory submissions and approvals; (iv) delay, limit or preclude the Company from securing clinical study sites; (v) delay, limit or preclude the Company from achieving technology or product development goals, milestones, or objectives; and (vi) preclude or delay entry into join venture or partnership arrangements. The occurrence of any one or more of such events may affect the Company’s ability to continue on its pathway to commercialization of its technology or products.

Liquidity

As of June 30, 2020, the Company had $10,258,068 of cash on hand and working capital of $9,864,952. As a result of the cash on hand and working capital, the Company believes it currently has sufficient cash to meet its funding requirements over the next twelve months following the issuance of this Quarterly Report on Form 10-Q. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it may need to raise additional capital to accomplish its business plan over the next several years. If additional funding is required, the Company expects to seek to obtain that funding through private equity or convertible debt. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

Following is the computation of basic and diluted net loss per share for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019		2019
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(3,011,593)	$(547,504)	$(4,186,346)	$(1,066,770)
Denominator:
Weighted average number of common shares outstanding	87,352,364	87,175,522	87,352,364	87,175,522
Basic and diluted EPS	$(0.03)	$(0.01)	(0.05)	$(0.01)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Stock options	4,788,071	317,500	4,788,071	317,500
Warrants	12,296,912	13,346,912	12,296,912	13,346,912
Total shares not included in the computation of diluted losses per share	17,084,983	13,664,412	17,084,983	13,664,412

Note 2. Other Current Assets

Other current assets consist of the following:

	June 30,	December 31,
	2020	2019
Prepaid insurance	$162,540	$-
Prepaid research and development costs	150,050	-
Prepaid professional fees	65,000	102,500
Other prepaid costs	26,595	-
Total prepaid expenses	$404,185	$102,500

Note 3. Assets – Intellectual Property

On July 12, 2013, the Company, together with its wholly owned subsidiary, RenovaCare Sciences, entered into an asset purchase agreement (“APA”) with Dr. Jörg Gerlach, MD, PhD, pursuant to which RenovaCare Sciences purchased all of Dr. Gerlach’s rights, title and interest in the CellMistTM System. Acquisition related costs amounted to $52,852 and were capitalized together with the cash payment upon the closing of the transaction in July 2013 of $100,002. Intangible assets amounted to $152,854 at June 30, 2020 and December 31, 2019.

Note 4. Common Stock and Warrants

Common Stock

At June 30, 2020, the Company had 500,000,000 authorized shares of common stock with a par value of $0.00001 per share, 87,352,364 shares of common stock outstanding and 19,440,765 shares reserved for issuance under the Company’s 2013 Long-Term Incentive Plan (the “2013 Plan”) as adopted and approved by the Company’s Board of Directors (the “Board”) on June 20, 2013 that provides for the grant of stock options to employees, directors, officers and consultants. During the six months ended June 30, 2020, the Company granted options to purchase an aggregate 2,470,571 shares of the Company’s common stock to employees and consultants. See “Note 5. Stock Options” for further discussion.

Warrants

The following table summarizes information about warrants outstanding at June 30, 2020 and December 31, 2019:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted
	June 30,	December 31,	Average
Description	2020	2019	Exercise Price	Expiration
Series D	-	810,000	$1.10	June 5, 2020
Series E	584,416	584,416	$1.54	September 8, 2021
Series F	7,246	7,246	$3.45	February 23, 2022 & March 9, 2022
Series G	460,250	460,250	$2.68	July 21, 2022
Series H	910,000	910,000	$2.75	October 16, 2022
Series I	10,335,000	10,335,000	$2.00	November 26, 2025
Total	12,296,912	13,106,912

Note 5. Stock Options

The following table summarizes stock option activity for the period ended June 30, 2020:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2019	2,317,500	2.68	5.68	$1,460,507
Grants	2,470,571	1.90	-	-
Outstanding at June 30, 2020	4,788,071	2.28	5.49	$827,500
Vested and Exercisable at June 30, 2020	1,242,500	1.96	5.40	441,250
Available for grant at June 30, 2020	14,970,194

On January 2, 2020, the Company granted Alan L. Rubino, the Company’s President and Chief Executive Officer, an option to purchase up to 620,571 shares of the Company’s common stock at an exercise price of $3.23. The option was granted in fulfillment of the Company’s obligation under the terms of Mr. Rubino’s employment agreement dated November 15, 2019. On May 22, 2020, the Board of Directors approved the modification of these 620,571 options to accelerate the vesting from November 14, 2023 to November 14, 2022. The Company calculated the fair value of the options immediately before and after the modification using the Black-Scholes model. There was no incremental consideration due to the modification.

On May 22, 2020, the Company granted options to two consultants and a board member to purchase an aggregate 1,550,000 shares of the Company’s common stock at an exercise price of $1.40. On June 1, 2020, pursuant to his employment agreement, the Company granted Dr. Robin Robinson, the Company’s Chief Scientific Officer, an option to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $1.65. On June 22, 2020, pursuant to his employment agreement, the Company granted Robert Cook, the Company’s Chief Financial Officer, an option to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $1.96. The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required under the Black-Scholes model. The volatility assumption is based on the Company’s historical experience. The risk-free interest rate is based on a U.S. Treasury note with maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding.

The assumptions for volatility, expected life, dividend yield and risk-free interest rate for the options granted are as follows:

	Six Months Ended
	June 30, 2020
Risk-free interest rate	0.34%	-	1.67%
Expected life in years	3.25	-	4.98
Expected Volatility	105.71%	-	106.88%
Expected dividend yield		0%

The share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time is expensed ratably over the respective vesting periods. During the three and six months ended June 30, 2020, the Company recognized $465,763 and $2,052,285, respectively, in stock-based compensation. During each of the three and six months ended June 30, 2019, the Company recognized $832 in stock-based compensation. As of June 30, 2020, the Company’s unrecognized compensation cost related to unvested stock options was $2,919,698 to be amortized through 2022. Stock-based compensation has been included in the consolidated statement of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development	$631,876	$-	$631,876	$-
General and administrative	954,646	832	1,420,409	832
Total	$1,586,522	$832	$2,052,285	$832

The following table summarizes information about stock options outstanding and exercisable at June 30, 2020:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Subject to Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
1.05	55,000	4.00	1.05	55,000	3.75	1.05
1.25	7,500	5.21	1.25	7,500	4.96	1.25
1.34	7,500	5.25	1.34	7,500	5.00	1.34
1.40	1,550,000	5.90	1.40	775,000	5.90	1.40
1.65	200,000	5.92	1.65	100,000	5.92	1.65
1.70	7,500	5.54	1.70	7,500	5.29	1.70
1.96	100,000	5.98	1.96	50,000	5.98	1.96
2.28	7,500	6.30	2.28	7,500	6.05	2.28
4.20	232,500	4.03	4.20	232,500	4.03	4.20
1.98	667,800	5.63	1.98	-	-	-
2.48	667,800	5.63	2.48	-	-	-
3.23	664,400	5.63	3.23	-	-	-
3.23	620,571	5.76	3.23	-	-	-
Total	4,788,071	5.49	$2.28	1,242,500	5.40	$1.96

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

In February of 2020, the Company entered into a two-year lease for office premises located at 4 Becker Farm Road, Suite 105, Roseland, New Jersey. Monthly base rent in year one of the lease is $3,998; and $4,100 in year 2 of the lease. The term (and payment of the monthly rent) commences upon substantial completion of the landlord’s work, which was expected to occur on or before May 31, 2020. Due to the COVID-19 pandemic the landlord’s work has not been completed as of the date these condensed interim financial statements have been released. During the period of the landlord’s work, the Company does not have the right of use of the office premise; accordingly, the Company has not recognized a ROU asset and lease liability as of June 30, 2020.

Note 7. Commitments and Contingencies

In connection with the Company’s anticipated regulatory filings, the Company has engaged StemCell Systems GmbH (“StemCell Systems”) to provide it with prototypes and related documents under various agreements. Pursuant to these engagements the Company incurred expenses of $122,312 and $198,772 in during the three and six months ended June 30, 2020 and, $85,175 and $161,775 during the three and six months ended June 30, 2019, respectively. Dr. Gerlach, from whom the Company purchased the CellMistTM System and SkinGunTM technologies, is a principal of StemCell Systems.

On June 3, 2019, the Company entered into a Charitable Gift Agreement with the University of Pittsburgh (“University”), pursuant to which the Company committed to provide a charitable donation to the University in the agreement amount of $250,000 (the “Grant”). The Company paid the Grant in four installments with the first payment made in July 2019. During the three and six months ended June 30, 2020 the Company made payments totaling $0 and $62,500, respectively. During each of the three and six months ended June 30, 2019 the Company made payments totaling $62,500. At June 30, 2020, the balance remaining under this gift was $62,500 which has been included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. Subsequent to the quarter ending June 30, 2020 the Company paid $62,500 fulfilling its obligation under the Grant. Dr. Gerlach, from whom the Company purchased the CellMistTM System and SkinGunTM technology, is a professor at the University.

See also “Note 8. Related Party Transactions.”

Note 8. Related Party Transactions

On June 3, 2019, the Company entered into a Charitable Gift Agreement with the University of Pittsburgh (the "University"), pursuant to which the Company committed to provide a charitable donation to the University in the aggregate amount of $250,000. The Company paid the Grant in four installments with the first payment made in July 2019. During the six months ended June 30, 2020, the Company made the third of four payments totaling $62,500 and made the final payment of $62,500 in July 2020. Dr. Gerlach, from whom the Company purchased the CellMistTM System and SkinGunTM technology, is a professor at the University.

During the three months ended June 30, 2020, Talia Jevan Properties, Inc. made a payment of $5,287 to Stephen Yan-Klassen, former CFO, for his salary on behalf of the Company. Talia Jevan Properties, Inc. is a related party of Harmel Rayat, Chairman of the Board. The total compensation Talia Jevan Properties, Inc. made to Stephen Yan-Klassen during the three and six months ended June 30, 2020 was $5,287 and $10,811, respectively.

On August 1, 2013, the Company entered into a consulting agreement, as amended on May 1, 2016, with Jatinder Bhogal, an individual owning in excess of 5% of our issued and outstanding shares of common stock, to provide consulting services to the Company through his wholly owned company, Vector Asset Management, Inc. (“VAM”). Pursuant to the consulting agreement Vector assisted the Company with identifying subject matter experts in the medical device and biotechnology industries and assisted the Company with its ongoing research, development and eventual commercialization of its Regeneration Technology. Pursuant to an amendment dated May 1, 2016, the VAM monthly consulting fee was increased from $5,000 to $6,800. On June 22, 2018, the Company and VAM entered into an Executive Consulting Agreement (“ECA”) pursuant to which Mr. Bhogal served as the Company’s Chief Operating Officer. The ECA supersedes the prior consulting agreement. Pursuant to the ECA, VAM will receive compensation of $120,000 per year. During each of the three months ended June 30, 2020 and 2019, the Company recognized expenses of $30,000 and $60,000 during each of the six months ended June 30, 2020 and 2019 for consulting services provided by VAM. Jatinder Bhogal resigned as the Company’s COO effective June 30, 2020.

Kalen Capital Corp (“KCC”) is wholly owned by Mr. Harmel Rayat, the Chairman of the Board. On April 1, 2020 KCC provided a short-term advance of $50,000 to the Company. The short-term advance was repaid by the Company to KCC subsequent to June 30, 2020.

Note 9. Subsequent Events

Research and Development Agreement

The Company and StemCell Systems GmbH (“SCS”), entered into a Strategic R&D Agreement dated July 1, 2020 (the “Strategic Agreement”) having an initial term of three years with successive one-year extensions unless earlier terminated. The Strategic Agreement includes a $25,000 monthly fee to paid to SCS along with any additional expenses incurred.

The Company, SCS, and certain affiliates of SCS entered into a non-binding memorandum of understanding dated July 1, 2020 (the “MOU”) which was subject to execution and delivery of a definitive agreement on or before July 31, 2020 relating to among other things, certain rights of first refusal and first offer pertaining to SCS Inventions and Ownership Interests as defined in the MOU. On July 29, 2020, the Company and SCS entered into a Right of First Refusal and Corporate Opportunities Agreement (the “ROFR Agreement”). Pursuant to this ROFR Agreement, (i) in the event an SCS Stockholder receives an offer from a third party to acquire the SCS Stockholder’s SCS ownership interest, the Company shall have ten business days to purchase such ownership interest, and (ii) if during the term of the Strategic Agreement, any SCS Inventions, with respect to skin, burns and wounds, designs, inventions and among other things, whether or not patentable, copyrightable or otherwise legally protectable are discovered by SCS, the Company shall have the first option to negotiate mutually agreeable terms for the Company’s acquisition or licensing of the SCS Inventions.

In consideration of entering into the ROFR Agreement, SCS was granted an option to purchase up to 999,999 shares of the Company’s common stock. The option grant will vest as follows: (i) 99,999 on July 29, 2020, (ii) 900,000 in equal monthly installments beginning on August 31, 2020. Concurrent with the option grant, SCS assigned and transferred its rights in the options to Dr. Jörg Gerlach, MD, PhD.

New Board Member

On August 1, 2020, the Company appointed Lydia M. Evans, M.D. to its Board of Directors. In connection with the appointment, Dr. Evans was granted an option to purchase up to 20,000 shares of the Company’s common stock at an exercise price of $3.00 per share. 10,000 of the options vest immediately with the balance vesting August 3, 2021.

Related Party Advance Repayment

Subsequent to the period ended June 30, 2020, the Company repaid a $50,000 short-term advance from Kalen Capital Corp, a wholly owned corporation of Mr. Harmel Rayat, the Chairman of the Board.

Management has reviewed material events subsequent of the period ended June 30, 2020, and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

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

Overview

RenovaCare, Inc. (formerly Janus Resources, Inc.) (together with its wholly owned subsidiary, “RenovaCare” the “Company” “we” “us” and “our”) was incorporated under the laws of the State of Nevada and has an authorized capital of 500,000,000 shares of $0.00001 par value common stock, of which 87,352,364 shares are outstanding as of June 30, 2020, and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

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

In August 2020, the Company announced that the US Food and Drug Administration (“FDA”) conditionally approved the Company’s Investigational Device Exemption (IDE) application to conduct a clinical trial to evaluate the safety and feasibility of autologous stem cells rendered by its CellMist™ System from donor skin and applied topically with the SkinGun™ spray device for treatment of burn wounds. The clinical trial protocol is for an open-label single-arm clinical study that will enroll 14 human burn subjects with partial-thickness second- or- third degree thermal burn wounds. The Company expects to conduct the clinical study at multiple U.S. burn centers.

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

According to the Agency for Healthcare Research and Quality, the annual costs for the treatment of burns is $1.5 billion, with another $5 billion in costs associated with lost work (see http://www.hcup-us.ahrq.gov/reports/statbriefs/sb217-Burn-Hospital-Stays-ED-Visits-2013.pdf). Initial hospitalization costs and physicians' fees for specialized care of a patient with a major burn injury are currently estimated to be $200,000. Overall, costs escalate for major burn cases because of repeated admissions for reconstruction and rehabilitation therapy. In the U.S., current annual estimates show that more than $18 billion is spent on specialized care of patients with major burn injuries (see Church D, Elsayed S, Reid O, Winston B, Lindsay R “Burn wound infections” Clinical Microbiology Reviews 2006;19(2):403–34, available at: http://www.ncbi.nlm.nih.gov/pmc/articles/PMC1471990).

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

Results of Operations

Three Months Ended June 30, 2020 Compared with the Three Months Ended June 30, 2019

Operating Expenses

A summary of our operating expenses for the three months ended June 30, 2020 and 2019 follows:

	Three Months Ended June 30,		Increase /	Percentage
	2020	2019	(Decrease)	Change
Operating expenses
Research and development	$1,347,005	$179,193	$1,167,812	652%
General and administrative	1,697,476	464,335	1,233,141	266%
Total operating expenses	$3,044,481	$643,528	$2,400,953	373%

Research and Development

Research and development costs relate to the development of our CellMistTM System. Our business model is dependent upon our company continuing to conduct a significant amount of research and development. Our research and development costs consist primarily of expenses incurred under agreements for preclinical support to our regulatory submissions including manufacturing of our clinical trial supplies, consultants that assist in research and development activities and employee-related expenses, which include salaries and benefits, and non-cash share-based compensation.

We make payments to consultants based on agreed upon terms that may include payments in advance of preclinical support. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Advance payments to be expensed in future research and development activities are capitalized, and were $150,050 at June 30, 2020 and $0 at December 31, 2019. Research and development expenditures will continue to be significant as we continue development of our CellMistTM System.

Research and development costs for the three months ended June 30, 2020 increased $1,167,812, or 652%, to $1,347,005, compared with $179,193 for the three months ended June 30, 2019. Research of development costs increased as a result of a scale up of our manufacturing activities for clinical trial support and employee-related expenses. Costs related to the scale up of our manufacturing activities for clinical trial support increased approximately $485,000 during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Employee-related expenses increased approximately $680,000 during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to the additions of the Company’s new Chief Scientific Officer and Chief Medical Officer. Included in the $680,000 increase is share-based compensation of approximately $632,000 to the Company’s new Chief Scientific Officer pursuant to his employment agreement.

General and Administrative

General and administrative costs for the three months June 30, 2020 increased $1,233,141 or 266%, to $1,697,476, compared with $464,335 for the three months ended June 30, 2019. General and administrative costs include employee-related expenses, which include salaries and benefits, and non-cash share-based compensation, professional fees for legal, accounting and consulting and other general operating expenses. Employee-related expenses increased approximately $1,012,000, including share-based compensation in the amount of approximately $955,000, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase is primarily attributable to the addition of our new Chief Executive Officer in November 2019 and stock option grants to employees and consultants. Professional fees increased approximately $165,000 during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due to increased costs related to corporate compliance and governance matters. Other general operating expenses increased approximately $61,000 during the three months ended June 30, 2020 compared to the three months ended June 30, 2020 due primarily to increased insurance costs.

Other Income

Other income relates to interest earned on bank account deposits. Other income decreased approximately $63,000 to approximately $32,900 for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due to due a lower average cash balance during the three months ended June 30, 2020 compared June 30, 2019 and lower rates being earned on deposits.

Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019

	Six Months Ended June 30,		Increase /	Percentage
	2020	2019	(Decrease)	Change
Operating expenses
Research and development	$1,539,778	$373,702	$1,166,076	312%
General and administrative	2,733,042	873,797	1,859,245	213%
Total operating expenses	$4,272,820	$1,247,499	$3,025,231	243%

Research and Development

Research and development costs relate to the development of our CellMistTM System. Our business model is dependent upon our company continuing to conduct a significant amount of research and development. Our research and development costs consist primarily of expenses incurred under agreements for preclinical support to our regulatory submissions including manufacturing of our clinical trial supplies, consultants that assist in research and development activities and employee-related expenses, which include salaries and benefits, and non-cash share-based compensation.

We make payments to consultants based on agreed upon terms that may include payments in advance of preclinical support. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Advance payments to be expensed in future research and development activities are capitalized, and were $150,050 at June 30, 2020 and $0 at December 31, 2019. Research and development expenditures will continue to be significant as we continue development of our CellMistTM System.

Research and development costs for the six months ended June 30, 2020 increased $1,166,076, or 312%, to $1,539,778, compared with $373,702 for the six months ended June 30, 2019. Research of development costs increased as a result of a scale up of our manufacturing activities for clinical trial support and employee-related expenses. Costs related to the scale up of our manufacturing activities for clinical trial support increased approximately $442,000 during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Employee-related expenses increased approximately $720,000 during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the additions of the Company’s new Chief Scientific Officer and Chief Medical Officer. Included in the $720,000 increase is share-based compensation of approximately $632,000 to the Company’s new Chief Scientific Officer pursuant to his employment agreement.

General and Administrative

General and administrative costs for the six months June 30, 2020 increased $1,859,245 or 213%, to $2,733,042, compared with $873,797 for the six months ended June 30, 2019. General and administrative costs include employee-related expenses, which include salaries and benefits, and non-cash share-based compensation, professional fees for legal, accounting and consulting and other general operating expenses. Employee-related expenses increased approximately $1,648,000, including share-based compensation in the amount of approximately $1,420,000, during the six months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase is primarily attributable to the addition of our new Chief Executive Officer in November 2019 and stock option grants to employees and consultants. Professional fees increased approximately $77,000 during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to increased costs related to corporate compliance and governance matters. Other general operating expenses increased approximately $138,000 during the three months ended June 30, 2020 compared to the three months ended June 30, 2020 due primarily to increased insurance costs and the charitable gift agreement with the University of Pittsburgh entered into in June 2019.

Other Income

Other income relates to interest earned on bank account deposits. Other income decreased approximately $94,000 to approximately $86,000 for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to due a lower average cash balance during the six months ended June 30, 2020 compared June 30, 2019 and lower rates being earned on deposits.

Liquidity and Capital Resources

The Company does not have any commercialized products, has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. The Company has incurred operating losses of $4,272,820 and $1,247,499 for the six months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020 and 2019 the Company has incurred operating losses of $3,044,181 and $643,528, respectively. The Company expects to incur losses as it continues development of its products and technologies. The Company has been funded through the sale of equity securities. As of June 30, 2020, the Company had $10,258,068 of cash. The Company believes that it currently has sufficient cash to meet its funding requirements over the next year.

Net cash used in operating activities was $1,919,185 during the six months ended June 30, 2020, compared to net cash used in operating activities of $1,124,942 during the six months ended June 30, 2019. The increase in cash used in operating activities is primarily attributable to our increase in net loss.

Cash used in investing activities was $7,995 compared for the six months ended June 30, 2020 compared to $0 for the six months ended June 30, 2019. The increase is due to a payment of a security deposit for our new corporate headquarters located in Roseland, New Jersey.

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

Off-balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at June 30, 2020, and the subsequent period to through the date of this report, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements.

Recently Issued Accounting Standards

See Note 1 to our Consolidated Financial Statements for more information regarding recent accounting standards and their impact to our consolidated results of operations and financial position.

Related Party Transactions

On June 3, 2019, the Company entered into a Charitable Gift Agreement with the University of Pittsburgh (the "University"), pursuant to which the Company committed to provide a charitable donation to the University in the aggregate amount of $250,000. The Company paid the Grant in four installments with the first payment made in July 2019. During the six months ended June 30, 2020, the Company made the third of four payments totaling $62,500 and made the final payment of $62,500 in July 2020. Dr. Gerlach, from whom the Company purchased the CellMistTM System and SkinGunTM technology, is a professor at the University.

During the three months ended June 30, 2020, Talia Jevan Properties, Inc. made a payment of $5,287   to Stephen Yan-Klassen, former CFO , for his salary on behalf of the Company. Talia Jevan Properties, Inc. is a related party of Harmel Rayat, Chairman of the Board. The total compensation Talia Jevan Properties, Inc. made to Steve Yan-Klassen during the three and six months ended June 30, 2020 was $5,287 and $10,811, respectively.

On August 1, 2013, the Company entered into a consulting agreement, as amended on May 1, 2016, with Jatinder Bhogal, an individual owning in excess of 5% of our issued and outstanding shares of common stock, to provide consulting services to the Company through his wholly owned company, Vector Asset Management, Inc. (“VAM”). Pursuant to the consulting agreement Vector assisted the Company with identifying subject matter experts in the medical device and biotechnology industries and assisted the Company with its ongoing research, development and eventual commercialization of its Regeneration Technology. Pursuant to an amendment dated May 1, 2016, the VAM monthly consulting fee was increased from $5,000 to $6,800. On June 22, 2018, the Company and VAM entered into an Executive Consulting Agreement (“ECA”) pursuant to which Mr. Bhogal served as the Company’s Chief Operating Officer. The ECA supersedes the prior consulting agreement. Pursuant to the ECA, VAM will receive compensation of $120,000 per year. During the three months ended June 30, 2020 and 2019, the Company recognized expenses of $30,000 and $30,000, respectively, and $60,000 and $60,000 during the six months ended June 30, 2020 and 2019, respectively, for consulting services provided by VAM. Jatinder Bhogal resigned as the Company’s COO as June 30, 2020.

Kalen Capital Corp (“KCC”) is wholly owned by Mr. Harmel Rayat, the Chairman of the Board. On April 1, 2020 KCC provided a short-term advance of $50,000 to the Company. The short-term advance was repaid by the Company to KCC subsequent to June 30, 2020.

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

Our management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was not effective at June 30, 2020 because of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the period ended June 30, 2020 the company hired additional personnel including a new Chief Financial Officer to work to remediate material weaknesses of our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), or in factors that could materially affect internal controls, during the period ended June 30, 2020.

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

RenovaCare, Inc.

(Registrant)

Date: August 13, 2020	By:	/s/ Alan L. Rubino
	Name:	Alan L. Rubino
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2020	By:	/s/ Robert W. Cook
	Name:	Robert W. Cook
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

