Form 10-Q
period 2020-09-30
RenovaCare, Inc.
filed 2020-11-13
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

888-398-0202

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Yes ☐ No ☒

As of November 12, 2020, the registrant had 87,352,364 shares of its common stock, par value $0.00001 per share, issued and outstanding.

RENOVACARE, INC.

FORM 10-Q

For The Quarter Ended September 30, 2020

PART I

Item 1. Financial Statements

RENOVACARE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020 (Unaudited) AND DECEMBER 31, 2019

	September 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$8,671,295	$12,185,248
Other current assets	273,606	102,500
Total current assets	8,944,901	12,287,748

Fixed Assets, net	40,965	-
Right of use asset	86,587	-
Security deposit	7,995	-
Prepaid R&D – noncurrent	159,498	-
Intangible assets	152,854	152,854
Total assets	$9,392,800	$12,440,602

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$585,089	$169,044
Accounts payable - related parties	132,371	111,696
Operating lease liability	44,458	-
Total current liabilities	761,918	280,740

Operating lease liability	42,233	-
Total liabilities	804,151	280,740

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.00001 par value; 500,000,000 shares authorized, 87,352,364 shares issued and outstanding at September 30, 2020 and December 31, 2019	874	874
Additional paid-in capital	35,811,930	32,378,833
Retained deficit	(27,224,155)	(20,219,845)
Total stockholders' equity	8,588,649	12,159,862
Total liabilities and stockholders' equity	$9,392,800	$12,440,602

(The accompanying notes are an integral part of these condensed consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue	$-	$-	$-	$-

Operating expense
Research and development	1,551,989	130,467	3,091,383	504,169
General and administrative	1,290,890	1,070,314	4,024,317	1,944,111
Total operating expense	2,842,879	1,200,781	7,115,700	2,448,280

Loss from operations	(2,842,879)	(1,200,781)	(7,115,700)	(2,448,280)

Other income (expense)
Interest income	24,915	84,731	111,390	265,460
Total other income (expense)	24,915	84,731	111,390	265,460

Net loss	$(2,817,964)	$(1,116,050)	$(7,004,310)	$(2,182,820)

Basic and Diluted Loss per Common Share	$(0.03)	$(0.01)	$(0.08)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	87,352,364	87,243,352	87,352,364	87,198,132

(The accompanying notes are an integral part of these condensed consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2020	87,352,264	$874	$32,378,833	$(20,219,845)	$12,159,862
Stock based compensation	-	-	465,763	-	465,763
Net loss	-	-	-	(1,174,753)	(1,174,753)
Balance, March 31, 2020	87,352,264	874	32,844,596	(21,394,598)	11,450,872

Stock based compensation	-	-	1,586,522	-	1,586,522
Net loss	-	-		(3,011,593)	(3,011,593)
Balance, June 30, 2020	87,352,264	874	34,431,118	(24,406,191)	10,025,801

Stock based compensation	-	-	1,119,815	-	1,119,815
Stock based compensation issued for prepaid services	-	-	260,997	-	260,997
Net loss	-	-	-	(2,817,964)	(2,817,964)
Balance, September 30, 2020	87,352,264	$874	$35,811,930	$(27,224,155)	$8,588,649

Balance, January 1, 2019	87,175,522	$872	$32,187,580	$(16,861,763)	$15,326,689
Stock based compensation	-	-	832	-	832
Net loss	-	-	-	(547,504)	(547,504)
Balance, March 31, 2019	87,175,522	872	32,188,412	(17,409,267)	14,780,017)

Net loss	-	-	-	(519,266)	(519,266)
Balance, June 30, 2019	87,175,522	872	32,188,412	(17,928,533)	14,260,751

Exercise of warrants	176,842	2	(2)	-	-
Net loss	-	-	-	(1,116,050)	(1,116,050)
Balance, September 30, 2019	87,352,364	$874	$32,188,410	$(19,044,583)	$13,144,701

(The accompanying notes are an integral part of these condensed consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(7,004,310)	$(2,182,820)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	309	237
Stock based compensation expense	3,172,100	832
Amortization of right-of-use asset	6,978
Changes in operating assets and liabilities:
(Increase) decrease in other current assets	(69,608)	68,707
Increase in accounts payable and accrued expenses	416,045	190,925
(Decrease) increase in accounts payable - related parties	20,675	66,474
Decrease in interest payable – related parties	-	(167,497)
Lease liability	(6,874)
Net cash flows used in operating activities	(3,464,685)	(2,023,142)

Cash flows from investing activities
Payment for security deposit	(7,995)	-
Purchase of fixed assets	(41,273)	-
Net cash flows used in investing activities	(49,268)	-

Decrease in cash and cash equivalents	(3,513,953)	(2,023,142)

Cash and cash equivalents at beginning of period	12,185,248	15,397,524

Cash and cash equivalents at end of period	$8,671,295	$13,374,382

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$167,497
Income taxes paid in cash	$-	$-
Supplemental disclosure of noncash financing activities:
Stock based compensation issued for prepaid services	$260,997	$-

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

Organization

RenovaCare, Inc. was incorporated on July 14, 1983 in the State of Utah under the name Far West Gold, Inc., and changed its domicile to Nevada in 1997. On January 7, 2014, the Company changed its name at the time from “Janus Resources, Inc.” to “RenovaCare, Inc.” so as to more fully reflect its current operations and business, and changed its trading symbol from “JANI” to “RCAR” effective as of January 9, 2014.

RenovaCare has an authorized capital of 500,000,000 shares of $0.00001 par value common stock, of which 87,352,364 shares are outstanding as of September 30, 2020, and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

Overview of Operations

The Company focuses on the research, development and commercialization of autologous (using a patient's own cells) cellular therapies that can be used for medical and aesthetic applications.

On July 12, 2013, the Company, through its wholly owned subsidiary, RenovaCare Sciences Corp., completed the acquisition of its flagship technologies (collectively, the “CellMistTM System”) along with associated United States patent applications and two foreign patent applications, all of which have been granted. In August 2019, the Company was awarded a continuation of a patent allowing the Company’s novel solution sprayer device (the “SkinGunTM”) to be used to spray all varieties of tissues and cells, thus allowing for its potential application in the regeneration of tissues and organs, beyond skin.

The CellMistTM System is comprised of (a) a treatment methodology for cell isolation for the regeneration of human skin cells (the “CellMistTM Solution”) and (b) the SkinGunTM for delivering the cells to the treatment area. In August 2020, the Company announced that the US Food and Drug Administration (FDA) conditionally approved the Company’s Investigational Device Exemption (IDE) application to conduct a clinical trial to evaluate the safety and feasibility of autologous skin and pluripotent stem cells rendered by its manual CellMist™ System from donor skin and applied topically with the electronic SkinGun™ spray device for treatment of acute burn wounds. The clinical trial protocol is an open-label single-arm clinical study that will enroll 14 adult human burn subjects with partial-thickness, second-degree thermal burn wounds covering between 10 and 30% total body surface area. The Company expects to conduct the clinical study at four (4) U.S. burn centers commencing in 2021.

Improvements in the design and efficiency of the CellMist™ System including a closed, self-contained, semi-automated sterile cell isolation device and the SkinGun™ spray device are in development with StemCell Systems (Berlin, Germany), the Company’s R&D innovation partner. The Company is adapting its core technologies for possible use in other clinical indications. The Company is also developing the cell isolation and spray gun devices as stand-alone 510 (k)-cleared products for isolation of cells from other tissues and spraying other solutions of medical importance.

The Company does not have any commercialized products. The Company's activities have consisted principally of performing research and development activities and raising capital to support such activities. The Company has enlisted the assistance of several Contract Manufacturing Organizations (CMO) to manufacture clinical supplies including components of the CellMist System™ and the electronic SkinGun™ spray devices in compliance with FDA’s guidance for current Good Manufacturing Practices (cGMP) and Contract Research Organizations (CRO) to conduct clinical trials to evaluate the safety and feasibility of an autologous skin cell therapy using the Company’s products to facilitate burn wound healing. These development activities are subject to significant risks and uncertainties, including possible failure of preclinical and clinical testing. The Company has not generated any revenue and has sustained recurring losses and negative cash flows from operations since inception. The Company expects to incur losses as it continues development of its products and technologies and expects that it will need to raise additional capital through partnerships or the sale of its securities to accomplish its business plan. Failing to secure such additional funding before achieving sustainable revenue and profit from operations poses a significant risk. The Company's ability to fund the development of its cellular therapies depends on the amount and timing of cash receipts from future financing activities. There can be no assurance as to the availability or terms upon which such financing and capital might be available. Additionally, there is significant uncertainty relating to the full impact of the COVID-19 pandemic on the Company’s operations and capital requirements. Should financing when needed be unavailable or prohibitively expensive or the COVID-19 pandemic continue, it may adversely affect the Company’s ability to (i) retain employees and consultants; (ii) obtain additional financing on terms acceptable to the Company, if at all; (iii) delay regulatory submissions and approvals; (iv) delay, limit or preclude the Company from securing clinical study sites; (v) delay, limit or preclude the Company from achieving technology or product development goals, milestones, or objectives; and (vi) preclude or delay entry into joint venture or partnership arrangements. The occurrence of any one or more of such events may affect the Company’s ability to continue on its pathway to commercialization of its technology or products.

Liquidity

As of September 30, 2020, the Company had $8,671,295 of cash on hand and cash equivalents, and working capital of $8,182,984. As a result, the Company believes it currently has sufficient cash to meet its funding requirements over the next twelve months following the issuance of this Quarterly Report on Form 10-Q. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it may need to raise additional capital to accomplish its business plan over the next several years. There can be no assurance as to the availability or terms upon which such financing and capital might be available. See “Overview of Operations” above.

New Accounting Standards

Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative non-governmental U.S. GAAP as found in the Financial Accounting Standards Board's Accounting Standards Codification.

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

Following is the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(2,817,964)	$(1,116,050)	$(7,004,310)	$(2,182,820)
Denominator:
Weighted average number of common shares outstanding	87,352,364	87,243,352	87,352,364	87,198,132
Basic and diluted EPS	$(0.03)	$(0.01)	(0.08)	$(0.03)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Stock options	5,883,070	317,500	5,883,070	317,500
Warrants	12,296,912	13,106,912	12,296,912	13,106,912
Total shares not included in the computation of diluted losses per share	18,179,982	13,242,412	18,179,982	13,424,412

Note 2. Other Current Assets

Other current assets consist of the following:

	September 30,	December 31,
	2020	2019
Prepaid insurance	$108,360	$-
Prepaid stock options for services	86,999	-
Prepaid professional fees	65,000	102,500
Other prepaid costs	13,247	-
Total prepaid expenses	$273,606	$102,500

Note 3. Assets – Intellectual Property

On July 12, 2013, the Company, together with its wholly owned subsidiary, RenovaCare Sciences, entered into an asset purchase agreement (“APA”) with Dr. Jörg Gerlach, MD, PhD, pursuant to which RenovaCare Sciences purchased all of Dr. Gerlach’s rights, title and interest in the CellMistTM System. Acquisition-related costs amounted to $52,852 and were capitalized together with the cash payment upon the closing of the transaction in July 2013 of $100,002. Intangible assets amounted to $152,854 at September 30, 2020 and December 31, 2019.

Note 4. Common Stock and Warrants

Common Stock

At September 30, 2020, the Company had 500,000,000 authorized shares of common stock with a par value of $0.00001 per share, 87,352,364 shares of common stock outstanding and 20,000,000 shares reserved for issuance under the Company’s 2013 Long-Term Incentive Plan (the “2013 Plan”) as adopted and approved by the Company’s Board of Directors (the “Board”) on June 20, 2013 that provides for the grant of stock options to employees, directors, officers and consultants. During the nine months ended September 30, 2020, the Company granted options to purchase an aggregate 3,565,570 shares of the Company’s common stock to employees and consultants. See “Note 5. Stock Options” for further discussion.

Warrants

The following table summarizes information about warrants outstanding at September 30, 2020 and December 31, 2019:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted
	September 30,	December 31,	Average
Description	2020	2019	Exercise Price	Expiration
Series D	-	810,000	$1.10	June 5, 2020
Series E	584,416	584,416	$1.54	September 8, 2021
Series F	7,246	7,246	$3.45	February 23, 2022 & March 9, 2022
Series G	460,250	460,250	$2.68	July 21, 2022
Series H	910,000	910,000	$2.75	October 16, 2022
Series I	10,335,000	10,335,000	$2.00	November 26, 2025
Total	12,296,912	13,106,912

Note 5. Stock Options

The following table summarizes stock option activity for the period ended September 30, 2020:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2019	2,317,500	2.68	5.68	$1,460,507
Grants	3,565,570	2.30	-	-
Forfeited	(37,500)	4.20	-	-
Outstanding at September 30, 2020	5,845,570	2.46	5.38	$7,200,064
Vested and Exercisable at September 30, 2020	1,402,499	2.07	5.39	2,322,524
Available for grant at September 30, 2020	13,912,695

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

On August 1, 2020, in connection with her appointment to the Board of Directors, the Company granted Lydia M. Evans, M.D. an option to purchase up to 20,000 shares of the Company’s common stock at an exercise price of $3.17 per share. 10,000 of the options vested immediately with the balance vesting on August 3, 2021.

In consideration of entering into a Right of First Refusal and Corporate Opportunities Agreement (the “ROFR Agreement”) dated July 1, 2020, the Company granted StemCell Systems GmbH (“SCS”), an option to purchase 999,999 shares of the Company’s common stock. The option grant vests as follows: (i) 99,999 on July 29, 2020, (ii) 900,000 in 36 equal monthly installments beginning on August 31, 2020. Concurrent with the option grant, SCS assigned and transferred its rights in the options to Jörg Gerlach, MD, PhD.

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

The assumptions for volatility, expected life, dividend yield and risk-free interest rate for the options granted are as follows:

	Nine Months Ended
	September 30, 2020
Risk-free interest rate	0.21%	-	1.67%
Expected life in years	3.25	-	6.00
Expected Volatility	103.56%	-	110.71%
Expected dividend yield		0%

The share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, is expensed ratably over the respective vesting periods. During the three and nine months ended September 30, 2020, the Company recognized $1,463,969 and $3,172,000, respectively, in stock-based compensation expense. Compensation costs for consultant option grants are recognized in the same period and in the same manner as if the Company had paid cash for the services. The Company recognized a prepaid expense in the amount of $260,997 for the 99,999 vested options granted to SCS for entering into the ROFR Agreement. During the three and nine months ended September 30, 2019, the Company recognized $832 and $191,275 respectively, in stock-based compensation. As of September 30, 2020, the Company’s unrecognized compensation cost related to unvested stock options was $5,416,522 to be amortized through 2023. Stock-based compensation has been included in the consolidated statement of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$631,876	$832	$1,087,047	$191,275
General and administrative	832,093	-	2,084,953	-
Total	$1,463,969	$832	$3,172,000	$191,275

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2020:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Subject to Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
1.05	55,000	3.50	1.05	55,000	3.50	1.05
1.25	7,500	4.71	1.25	7,500	4.71	1.25
1.34	7,500	4.75	1.34	7,500	4.75	1.34
1.40	1,550,000	5.64	1.40	775,000	5.64	1.40
1.65	200,000	5.67	1.65	100,000	5.67	1.65
1.70	7,500	5.04	1.70	7,500	5.04	1.70
1.96	100,000	5.73	1.96	50,000	5.73	1.96
2.28	7,500	5.80	2.28	7,500	5.80	2.28
4.20	195,000	4.26	4.20	195,000	4.26	4.20
1.98	667,800	5.13	1.98	-	-	-
2.48	667,800	5.13	2.48	-	-	-
3.23	664,400	5.13	3.23	-	-	-
3.23	620,571	5.13	3.23	-	-	-
3.19	1,074,999	5.84	3.19	187,499	5.84	3.19
3.17	20,000	5.84	3.17	10,000	5.84	3.17

Total	5,845,570	5.38	$2.44	1,402,499	5.39	$2.07

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

In February 2020, the Company entered into a two-year lease for office premises located at 4 Becker Farm Road, Suite 105, Roseland, New Jersey. Monthly base rent in year one of the lease is $4,356; and $4,459 in year 2 of the lease. The term (and payment of the monthly rent) commences upon substantial completion of the landlord’s work, which was expected to occur on or before May 31, 2020. Due to the COVID-19 pandemic the lease term commenced on August 1, 2020.

Supplemental lease information at September 30, 2020:

Right-of-use asset	$86,587
Short-term operating lease liability	$44,458
Long-term operating lease liability	$42,233
Remaining term (years)	1.9
Discount rate	7%

The Company does not have any finance leases.

Supplemental cash flow information for the nine months ended September 30, 2020:

Cash paid for amount included in the measurement of lease liabilities for operating lease	$13,068
Right-of-use asset obtained in exchange for lease obligation	$98,402

The Company leases office space under a non-cancellable operating lease expiring in 2022. Future lease payments included in the measurement of lease liabilities on the balance sheet at September 30, 2020 for future periods are as follows:

Years ending December 31, 2020,
2020 (remaining)	$8,712
2021	$52,787
2022	$31,213
Total future minimum lease payments	$92,712
Less imputed interest	$6,125
Total	$86,587

Note 7. Commitments and Contingencies

The Company has engaged StemCell Systems GmbH (“StemCell Systems”) to provide it with prototypes and related documents related to the CellMist™ system and the SkinGun™ under various agreements. Pursuant to these engagements the Company incurred expenses of $125,655 and $400,612 during the three and nine months ended September 30, 2020 and, $100,000 and $223,175 during the three and nine months ended September 30, 2019, respectively. Dr. Gerlach, from whom the Company purchased the CellMistTM System and SkinGunTM technologies, is a principal of StemCell Systems.

On June 3, 2019, the Company entered into a Charitable Gift Agreement with the University of Pittsburgh (“University”), pursuant to which the Company committed to provide a charitable donation to the University in the amount of $250,000 (the “Grant”). The Company paid the Grant in four installments with the first payment made in July 2019. During each of the three and nine months ended September 30, 2020 the Company made payments totaling $62,500 and $62,500, respectively. During the three and nine months ended September 30, 2019 the Company made payments totaling $0 and $62,500, respectively. As of September 30, 2020, the Company’s obligation under the Grant has been satisfied.

Note 8. Related Party Transactions

During the nine months ended September 30, 2020, Talia Jevan Properties, Inc. made payments totaling $10,811 to Stephen Yan-Klassen, former CFO, for his salary on behalf of the Company. Talia Jevan Properties, Inc. is a related party of Harmel Rayat, former Chairman of the Board. The total compensation Talia Jevan Properties, Inc. made to Stephen Yan-Klassen during the three and nine months ended September 30, 2020 was $0 and $10,811, respectively. Subsequent to the period ended September 30, 2020 the $10,811 owed was paid to Talia Jevan Properties, Inc.

On August 1, 2013, the Company entered into a consulting agreement, as amended on May 1, 2016, with Jatinder Bhogal, an individual owning in excess of 5% of the Company’s issued and outstanding shares of common stock, to provide consulting services to the Company through his wholly owned company, Vector Asset Management, Inc. (“VAM”). Pursuant to the consulting agreement VAM assisted the Company with identifying subject matter experts in the medical device and biotechnology industries and assisted the Company with its ongoing research, development and eventual commercialization of its Regeneration Technology. Pursuant to an amendment dated May 1, 2016, the VAM monthly consulting fee was increased from $5,000 to $6,800. On June 22, 2018, the Company and VAM entered into an Executive Consulting Agreement (“ECA”) pursuant to which Mr. Bhogal served as the Company’s Chief Operating Officer. The ECA supersedes the prior consulting agreement. Pursuant to the ECA, VAM will receive compensation of $120,000 per year. On July 1, 2020 the company amended the agreement and will pay VAM $4,000 monthly through December 31, 2020 and $2,000 per month thereafter until May 31, 2021 at which time the agreement will expire. During the three months ended September 30, 2020 and 2019, the Company recognized expenses of $12,000 and $30,000 and during the nine months ended September 30, 2020 and 2019 the Company recognized $72,000 and $90,000 respectively, in expenses and for consulting services provided by VAM. Jatinder Bhogal resigned as the Company’s COO effective June 30, 2020.

Kalen Capital Corp (“KCC”) is wholly owned by Mr. Harmel Rayat, the former Chairman of the Board. On April 1, 2020 KCC provided a short-term advance of $50,000 to the Company. The short-term advance was repaid by the Company to KCC in July 2020. The Company paid KCC $65,156 for reimbursable expenses in October 2020.

Note 9. Subsequent Events

Management has reviewed for material events subsequent of the period ended September 30, 2020, and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the unaudited interim consolidated financial statements of RenovaCare, Inc. (“RenovaCare”) and its wholly-owned subsidiary (collectively with RenovaCare, “we,” “our,” “us,” or the “Company”), appearing elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the Company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies the Company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below in “Critical Accounting Policies,” and have not changed significantly since 2019.

This Quarterly Report on Form 10-Q also contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to the Company that is based on management's exercise of business judgment and assumptions made by and information currently available to management. Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward-looking statements and unknown, unidentified or unpredictable factors could materially and adversely impact our future results. We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events. Several of these factors include, without limitation:

•	our ability to meet requisite regulations or receive regulatory approvals in the United States, and our ability to retain any regulatory approvals that we may obtain; and the absence of adverse regulatory developments in the United States and abroad;
•	new entrance of competitive products or further penetration of existing products in our markets;
•	results of our clinical trials;
•	failure of our products to gain market acceptance;
•	the cost and success of our development programs;
•	our failure to obtain financing as, if and when needed, on commercially acceptable terms;
•	our failure to attract and retain qualified personnel;
•	our failure to adequately manage our growth and expansion;
•	the effect on us from adverse publicity related to our products or the Company itself; and
•	our failure to defend against any adverse claims relating to our intellectual property.

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

Background

RenovaCare, Inc. was incorporated on July 14, 1983 in the State of Utah under the name Far West Gold, Inc., and changed its domicile to Nevada in 1997. On January 7, 2014, the Company changed its name at the time from “Janus Resources, Inc.” to “RenovaCare, Inc.” so as to more fully reflect its current operations and business; and changed its trading symbol from “JANI” to “RCAR” effective as of January 9, 2014.”

RenovaCare  has an authorized capital of 500,000,000 shares of $0.00001 par value common stock, of which 87,352,364 shares are outstanding as of September 30, 2020, and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

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

We have filed additional patent applications related to the CellMist™ System and other technologies.

Our proprietary CellMist™ System, and its component technologies were the subject of six trademarks and applications and over 37 U.S. and international granted or in-process patents in eight patent families. Our patent filings include three granted patents in the United States, two granted international patents, and two allowed international patents, while all in-process patent filings include the U.S. and multiple foreign jurisdictions. Our issued patents are scheduled to expire between 2026 and 2036 and may or may not be the basis for filing continuations. We continually assess opportunities to seek patent protection for those aspects of our technology, designs, and methodologies and processes that we believe may provide us with significant competitive advantages or additional commercial opportunities.

The development of our new closed, semi-automated cell isolation device for the CellMistTM System is in the early stage  and we anticipate that we will be required to expend significant time and resources to further develop our technology and determine whether a commercially viable product can be developed. Research and development of new technologies involves a high degree of risk and there is no assurance that our development activities will result in a commercially viable product. The long-term profitability of our operations will be, in part, directly related to the cost and success of our development programs, which may be affected by a number of factors.

We are currently evaluating the potential of our CellMistTM System in the treatment of tissue that has been subject to severe trauma such as second-degree burns. The CellMistTM System utilizes the patient’s own skin stem cells and can reduce the size of the donor site and significantly decrease scarring. Furthermore, we believe the CellMistTM System could enable treatment of other skin disorders with minimal scarring.

In August 2020, the Company announced that the US Food and Drug Administration (“FDA”) conditionally approved the Company’s Investigational Device Exemption (IDE) application to conduct a clinical trial to evaluate the safety and feasibility of autologous stem cells rendered by its CellMist™ System from donor skin and applied topically with the SkinGun™ spray device for treatment of burn wounds. The clinical trial protocol is for an open-label single-arm clinical study that will enroll 14 human burn subjects with partial-thickness second- or- third degree thermal burn wounds. The Company expects to conduct the clinical study at four (4) U.S. burn centers.

Our Mission and Strategy

Our ultimate goal is to leverage the potential of our CellMistTM System with the SkinGunTM spray device, as next generation cell therapy for burns and other acute and chronic wounds and skin disorders. Before we can do so, however, there are a number of steps we must first take, including:

•	initiating a series of clinical trials to determine the safety and efficacy of the CellMistTM System with the SkinGunTM spray device for treating partial-thickness second-degree thermal burns;

•	formalizing collaborations with academic, scientific, and/or commercial partners;

•	creating a network of clinical research partners;

•	achieving FDA and/or other regulatory approval and clearance; and

•	expanding the range of possible clinical applications for unmet health needs.

We believe that we now have an experienced leadership team which has come together to achieve our mission of improving the lives of burn patients by creating potentially more effective, safer, efficient, and cost-saving treatments. To achieve our goal, we have established the following strategic priorities:

•	Obtain marketing approval and prepare to commercialize our CellMistTM System with the SkinGunTM spray device.

We have received conditional approval and we continue to pursue our efforts to secure regulatory (FDA) approval of our IDE in 2020, and if ultimately approved, commence our feasibility study in the United States.

•	Selectively pursue strategic partnerships, joint ventures, and licensing opportunities to complement and expand our existing operations.

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

Patients with serious thermal injury require immediate specialized definitive care in order to minimize morbidity and mortality. Data from the National Center for Injury Prevention and Control in the U.S. show that approximately 2 million fires are reported each year which result in 1.2 million people with burn injuries (see American Burn Association Burn Incidence and Treatment in the US: 2000 Fact Sheet, available at: http://www.ameriburn.org). Moderate to severe burn injuries requiring hospitalization account for approximately 100,000 of these cases, and about 5,000 patients die each year from burn-related complications (see Church D, Elsayed S, Reid O, Winston B, Lindsay R “Burn wound infections” Clinical Microbiology Reviews 2006;19(2):403–34, available at: http://www.ncbi.nlm.nih.gov/pmc/articles/PMC1471990).

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

Burn injuries account for a significant cost to the health care system in North America and worldwide. In the U.S. there are currently 132 centers specializing in burn care. Recent estimates in the U.S. show that 40,000 patients are admitted annually for treatment with burn injuries, and over 60% of the estimated U.S. acute hospitalizations related to burn injury were admitted to burn centers. Such centers now average over 200 annual admissions each for burn injury and skin disorders requiring similar treatment. The other 4,500 U.S. acute care hospitals average less than 3 burn admissions each per year (see American Burn Association Burn Incidence and Treatment in the US: 2013 Fact Sheet, available at: http://www.ameriburn.org).

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

Our Technology

Our CellMist System is comprised of the CellMistTM cell suspension derived by enzymatic digestion of a patient’s own skin tissue applied topically with our proprietary electronic SkinGunTM spray device to deliver a fine single-cell mist onto the patient’s burn wound.

The duration of the cell isolation and cell spraying procedure is approximately 1.5–2 hours. Published studies show that within days following the wound treatment procedure, complete wound closure occurs, and the skin cells generate a protective skin layer (re-epithelialization), and within weeks to months the skin regains its function, color and texture.

Our cell isolation and cell spraying procedure occur on the same day, in an on-site hospital setting. Because the skin cells sprayed using the SkinGunTM spray device are actually the patient's own cells, the skin that is regenerated looks more natural than other skin replacement technologies. During recovery, the skin cells grow into fully functional skin layers, and the regenerated skin leaves minimal scarring in observational case studies. Additionally, our methods require substantially smaller donor areas than skin grafting, reducing donor area burden such as pain and the risk of complications.

In August 2019, the Company was awarded a patent continuation, allowing the SkinGunTM spray device to be used to spray all varieties of tissues and cells, thus opening the door for its potential application in the regeneration of tissues and organs, beyond skin.

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

Most of our competitors are larger, well-established companies with considerably greater financial, marketing, sales and technical resources than those available to us. Additionally, many of our present and potential competitors have research and development capabilities that may allow them to develop new or improved products that may compete with our product lines. Our potential products could be rendered obsolete or made uneconomical by the development of new products to treat the conditions addressed by our products, technological advances affecting the cost of production, or marketing or pricing actions by one or more of our competitors. Our closest direct competitor with their own skin cell therapy for burn wounds received FDA approval in September 2018 and launched its product in 2019; however our next generation skin cell therapy for burn wounds has multiple notable advantages including more cell types from both epidermal and dermal layers of the skin; greater cell yield and viability; smaller ratio of donor tissue to burn wound area; greater burn wound coverage; and single cells applied with the SkinGun™ spray device that rapidly adhere to the burn wound.

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

Our proprietary CellMist™ System and its component technologies were the subject of six trademarks and applications and over 37 U.S. and international granted or in-process patents in eight patent families. Our patent filings include three granted patents in the United States, two granted international patents, and two allowed international patents, while all in-process patent filings include the U.S. and multiple foreign jurisdictions. Our issued patents are scheduled to expire between 2026 and 2036, and may or may not be the basis for filing continuations. We continually assess opportunities to seek patent protection for those aspects of our technology, designs, and methodologies and processes that we believe may provide us with significant competitive advantages or additional commercial opportunities.

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

Results of Operations

Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019

Operating Expenses

A summary of our operating expenses for the three months ended September 30, 2020 and 2019 follows:

	Three Months Ended September 30,		Increase /	Percentage
	2020	2019	(Decrease)	Change
Operating expenses
Research and development	$1,551,989	$130,467	$1,421,522	1090%
General and administrative	1,290,890	1,070,314	220,576	20%
Total operating expenses	$2,842,879	$1,200,781	$1,642,098	136%

Research and Development

Research and development costs relate to the development of our CellMistTM System. Our business model is dependent upon our company continuing to conduct a significant amount of research and development. Our research and development costs consist primarily of expenses incurred under agreements for preclinical and clinical support to our regulatory submissions, manufacturing of our clinical trial supplies, consultants that assist in research and development activities and employee-related expenses, which include salaries and benefits, and non-cash share-based compensation.

We make payments to consultants based on agreed upon terms that may include payments in advance of preclinical and clinical support. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Advance payments to be expensed in future research and development activities are capitalized and amounted to $246,497 at September 30, 2020 and $0 at December 31, 2019. Research and development expenditures will continue to be significant as we continue development of our CellMistTM System.

Research and development costs for the three months ended September 30, 2020 increased $1,421,522, or 1,090%, to $1,551,989, compared with $130,467 for the three months ended September 30, 2019. Research and development costs increased as a result of a scale up of our clinical supply manufacturing, regulatory submissions, and product development activities for clinical trial support, and employee-related expenses. Costs related to the scale up of our manufacturing activities and product development for clinical trial support increased approximately $937,000 during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Employee-related expenses increased approximately $484,000 during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to the additions of the Company’s new Chief Scientific Officer and Chief Medical Officer. Included in the $484,000 increase is share-based compensation of approximately $455,000.

General and Administrative

General and administrative costs for the three months ended September 30, 2020 increased $211,144 or 20%, to $1,290,890, compared with $1,070,314 for the three months ended September 30, 2019. General and administrative costs include employee-related expenses, which include salaries and benefits, and non-cash share-based compensation, professional fees for legal, accounting and consulting and other general operating expenses. Employee-related expenses increased approximately $1,235,000, including share-based compensation in the amount of approximately $1,120,000 during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase is primarily attributable to the addition of our new Chief Executive Officer in November 2019 and stock option grants to employees and consultants. Professional fees decreased approximately $595,000 during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due to decreased costs related to corporate compliance and governance matters. Other general operating expenses increased approximately $26,000 during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due primarily to increased insurance costs.

Other Income

Other income relates to interest earned on bank account deposits. Other income decreased approximately $59,800 to approximately $24,900 for the three months ended September 30, 2020 compared with the three months ended September 30, 2019 due to a lower average cash balance during the three months ended September 30, 2020 compared with September 30, 2019 and lower rates being earned on deposits.

Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019

	Nine Months Ended September 30,			Percentage
	2020	2019	Increase	Change
Operating expenses
Research and development	$3,091,383	$504,169	$2,587,214	513%
General and administrative	4,024,317	1,944,111	2,080,206	107%
Total operating expenses	$7,115,700	$2,448,280	$4,667,420	190%

Research and Development

Research and development costs relate to the development of our CellMistTM System and SkinGunTM spray device. Our business model is dependent upon our company continuing to conduct a significant amount of research and development activities. Current expenditures are primarily dedicated to (i) the development and validation of the SkinGunTM spray devices at StemCell System (SCS); (ii) the development of a prototype cell isolation device at SCS; and (iii) the cGMP manufacturing of clinical supplies at CMOs for clinical trials to evaluate the safety, feasibility, and efficacy of our autologous skin cell therapy for burn wounds. Additionally, R&D expenses include consultants that assist in research and development activities and employee-related expenses, which include salaries and benefits, and non-cash share-based compensation.

We make payments to consultants based on agreed upon terms that may include payments in advance of preclinical support. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Advance payments to be expensed in future research and development activities are capitalized and amounted to $246,497 at September 30, 2020 and $0 at December 31, 2019. Research and development expenditures will continue to be significant as we continue development of the cell isolation device and SkinGunTM spray device for our CellMistTM System and the preparation and execution of clinical trials.

Research and development costs for the nine months ended September 30, 2020 increased $2,587,241, or 513%, to $3,091,383 compared with $504,169 for the nine months ended September 30, 2019. Research of development costs increased as a result of a scale up of our manufacturing activities for clinical trial support and employee-related expenses. Costs related to the scale up of our manufacturing activities for clinical trial support increased approximately $1,342,121 during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Employee-related expenses increased approximately $1,204,279 during the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019 primarily due to the additions of the Company’s new Chief Scientific Officer and Chief Medical Officer. Included in the $1,204,279 increase is share-based compensation of approximately $1,087,000 to the Company’s new Chief Scientific Officer pursuant to his employment agreement and other research consultants.

General and Administrative

General and administrative costs for the nine months September 30, 2020 increased $2,070,773 or 107%, to $4,024,317, compared with $1,944,111 for the nine months ended September 30, 2019. General and administrative costs include employee-related expenses, which include salaries and benefits, and non-cash share-based compensation, professional fees for legal, accounting and consulting and other general operating expenses. Employee-related expenses increased approximately $2,439,000, including share-based compensation in the amount of approximately $2,084,000, during the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019. The increase is primarily attributable to the addition of our new Chief Executive Officer in November 2019 and stock option grants to employees and consultants. Professional fees decreased approximately $518,000 during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due to a large decrease in legal fees in the prior period. Other general operating expenses increased approximately $188,000 during the nine months ended September 30, 2020 compared with the nine months ended September 30, 2020 due primarily to increased insurance costs and the charitable gift agreement with the University of Pittsburgh entered into in June 2019.

Other Income

Other income relates to interest earned on bank account deposits. Other income decreased approximately $154,000 to approximately $111,000 for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019 due to a lower average cash balance during the nine months ended September 30, 2020 compared with September 30, 2019 and lower rates being earned on deposits.

Liquidity and Capital Resources

We do not have any commercialized products, have not generated any revenue since acquiring the technology underlying the CellMist™ System and have sustained recurring losses and negative cash flows from operations since inception. We have incurred operating losses of $7,115,700 and $2,448,280 for the nine months ended September 30, 2020 and 2019, respectively. For the three months ended September 30, 2020 and 2019 we have incurred operating losses of $2,842,879 and $1,200,781, respectively. We expect to incur losses as we continue development of our products and technologies and prepare to commence the clinical trial to evaluate the safety and feasibility of autologous stem cells rendered by our CellMist™ System from donor skin and applied topically with the SkinGun™ spray device for treatment of burn wounds.

We have been funded through the sale of equity securities. As of September 30, 2020, the Company had $8,671,295 of cash and cash equivalents. We believe that we currently have sufficient cash to meet our funding requirements through the next fiscal year.

Cash used in investing activities was $49,268 for the nine months ended September 30, 2020 compared with $0 for the nine months ended September 30, 2019. The increase is due to the payment of a security deposit and office furniture for our new corporate headquarters located in Roseland, New Jersey.

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

Off-balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at September 30, 2020, and the subsequent period to through the date of this report, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements.

Recently Issued Accounting Standards

See Note 1 to our Consolidated Financial Statements for more information regarding recent accounting standards and their impact to our consolidated results of operations and financial position.

Related Party Transactions

During the nine months ended September 30, 2020, Talia Jevan Properties, Inc. made a payment of $10,811 to Stephen Yan-Klassen, former CFO, for his salary on our behalf. Talia Jevan Properties, Inc. is a related party of Harmel Rayat, Chairman of the Board. The total compensation Talia Jevan Properties, Inc. made to Stephen Yan-Klassen during the three and nine months ended September 30, 2020 was $0 and $10,811, respectively. Subsequent to the period ended September 30, 2020 the $10,811 owed was paid to Talia Jevan Properties, Inc.

On August 1, 2013, we entered into a consulting agreement, as amended on May 1, 2016, with Jatinder Bhogal, an individual owning in excess of 5% of our issued and outstanding shares of common stock, to provide consulting services to the Company through his wholly owned company, Vector Asset Management, Inc. (“VAM”). Pursuant to the consulting agreement VAM assisted us with the identification of subject matter experts in the medical device and biotechnology industries and assisted the Company with its ongoing research, development and eventual commercialization of our Regeneration Technology. Pursuant to an amendment dated May 1, 2016, the VAM monthly consulting fee was increased from $5,000 to $6,800. On June 22, 2018, we entered into an Executive Consulting Agreement (“ECA”) pursuant to which Mr. Bhogal served as the Company’s Chief Operating Officer. The ECA supersedes the prior consulting agreement. Pursuant to the ECA, VAM will receive compensation of $120,000 per year. On July 1, 2020 we amended the agreement and will pay VAM $4,000 monthly through December 31, 2020 and $2,000 per month thereafter until May 31, 2021 at which time the agreement will expire. During the three months ended September 30, 2020 and 2019, we recognized expenses of $12,000 and $30,000 and during the nine months ended September 30, 2020 and 2019 we recognized $72,000 and $90,000 respectively, in expenses for consulting services provided by VAM. Jatinder Bhogal resigned as the Company’s COO effective June 30, 2020.

Kalen Capital Corp (“KCC”) is wholly owned by Mr. Harmel Rayat, the Chairman of the Board. On April 1, 2020 KCC provided us short-term advance of $50,000 to the Company. The short-term advance was repaid to KCC in July 2020. We also paid KCC $65,156 for reimbursable expenses in October 2020.

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

Our management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was not effective at September 30, 2020 because of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the period ended September 30, 2020 the Company hired additional personnel including a new Chief Financial Officer to work to remediate material weaknesses of our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), or in factors that could materially affect internal controls, during the period ended September 30, 2020.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

No.	Exhibit No.
4.1	Stock Option Agreement dated as of July 30, 2020 **
10.1	Director’s Offer Letter dated as of July 13, 2020 between the Company and Lydia Evans.**
10.2	Director’s Retention Letter dated as of October 8, 2020 between the Company and Kenneth Kirkland**
10.3	Strategic Research and Development Agreement dated as of July 1, 2020 by and between Renovacare, Inc. and StemCell Systems GmbH (incorporated by reference to Form 8-K filed on July 7, 2020).
10.4	Right of First Refusal and Corporate Opportunities Agreement dated as of July 29, 2020 by and among RenovaCare. Inc., StemCell Systems GmbH, Jörg Gerlach, and Reinhard Bornemann.**
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101. INS	XBRL Instance Document**
101. SCH	XBRL Taxonomy Extension - Schema Document**
101. CAL	XBRL Taxonomy Extension - Calculation Linkbase Document**
101. DEF	XBRL Taxonomy Extension - Definition Linkbase Document**
101. LAB	XBRL Taxonomy Extension - Label Linkbase Document**
101. PRE	XBRL Taxonomy Extension - Presentation Linkbase Document**

_______________

*	Filed herewith.
**	Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RenovaCare, Inc.

(Registrant)

Date: November 13, 2020	By:	/s/ Alan L. Rubino
	Name:	Alan L. Rubino
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2020	By:	/s/ Robert W. Cook
	Name:	Robert W. Cook
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

