Form 10-K
period 2020-12-31
RenovaCare, Inc.
filed 2021-03-31
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2020, as reported on the Pink Open Market was $41,964,279.

As of March 31, 2021 there were 87,352,364 shares of the registrant’s common stock outstanding.

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

Part i

ITEM 1. BUSINESS

Overview

RenovaCare, Inc. (together with its wholly owned subsidiary RenovaCare Sciences Corp., “RenovaCare,” the “Company,” “we,” “us,” and “our,”) was incorporated on July 14, 1983 in the State of Utah under the name Far West Gold, Inc., and changed its domicile to Nevada in 1997. On January 7, 2014, the Company changed its name at the time from “Janus Resources, Inc.” to “RenovaCare, Inc.” so as to more fully reflect its current operations and business and changed its trading symbol from “JANI” to “RCAR” effective as of January 9, 2014.”

RenovaCare has an authorized capital of 500,000,000 shares of $0.00001 par value common stock, of which 87,352,364 shares are outstanding as of December 31, 2020, and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

Description of Business

We are a development-stage biotech and medical device company focusing on the research, development and commercialization of autologous (using a patient's own cells) cellular therapies that can be used for medical and aesthetic applications. We do not have any commercialized products. Our activities have consisted principally of performing research and development activities, business development efforts, and raising capital to support such activities.

Treatment of large deep thermal burn wounds has evolved significantly in recent years. While traditional skin grafting was used for decades since the 19th century, over the past 20 years sheets of skin cells grown in vitro and cytokine-treated skin cells applied with mesh matrices have been developed. The newest therapies involve the use of autologous skin cells. We believe RenovaCare’s technology represents a new generation of autologous skin cell therapy that, while still in development may become, if approved, the standard of care.

Through RenovaCare Sciences Corp. we own the CellMist™ System, which is comprised of (a) a treatment methodology for cell isolation for the regeneration of human skin cells and other tissues (the “CellMist™ Solution”) and (b) a solution sprayer device (the (SkinGun™”) for delivering cells to the treatment area.

In August 2020, we announced that the US Food and Drug Administration (FDA) conditionally approved the Company’s Investigational Device Exemption (IDE) application to conduct a clinical trial to evaluate the safety and feasibility of autologous skin and pluripotent stem cells rendered by our manual CellMist™ System from donor skin and applied topically with the electronic SkinGun™ spray device for treatment of acute burn wounds. The clinical trial protocol is an open-label single-arm clinical study that will enroll 14 adult human burn subjects with partial-thickness, second-degree thermal burn wounds covering between 10% and 30% total body surface area. The Company expects to conduct the clinical study at four (4) U.S. burn centers commencing in the second quarter of 2021.

Our proprietary CellMist™ System, and its component technologies are the subject of six trademarks and applications and over 37 U.S. and international granted or in-process patents in eight patent families. Our patent filings include three granted patents in the United States, two granted international patents, and two allowed international patents, while all in-process patent filings include the U.S. and multiple foreign jurisdictions. Our issued patents are scheduled to expire between 2026 and 2037 and may or may not be the basis for filing continuations. We continually assess opportunities to seek patent protection for those aspects of our technology, designs, and methodologies and processes that we believe may provide us with significant competitive advantages or additional commercial opportunities.

The development of our new closed, automated cell isolation device for the CellMistTM System is in the early stage and we anticipate that we will be required to expend significant time and resources to further develop and validate our technology and determine whether a commercially viable product can be developed. Research and development of new technologies involves a high degree of risk and there is no assurance that our development activities will result in a commercially viable product. The long-term profitability of our operations will be, in part, directly related to the cost and success of our development programs, which may be affected by a number of factors.

The Company has enlisted the assistance of several Contract Manufacturing Organizations (CMO) to manufacture clinical supplies including components of the CellMist System™ and the electronic SkinGun™ spray devices in compliance with FDA’s guidance for current Good Manufacturing Practices (cGMP) and Contract Research Organizations (CRO) to test clinical samples and conduct clinical trials to evaluate the safety and feasibility of an autologous skin cell therapy using the Company’s products to facilitate burn wound healing. These development activities are subject to significant risks and uncertainties, including possible failure of preclinical and clinical testing.

We have not generated any revenue and have sustained recurring losses and negative cash flows from operations since inception. The Company expects to incur losses as it continues development of its products and technologies and expects that it will need to raise additional capital through partnerships or the sale of its securities to accomplish its business plan. Failing to secure such additional funding before achieving sustainable revenue and profit from operations poses a significant risk. The Company's ability to fund the development of its cellular therapies depends on the amount and timing of cash receipts from future financing activities. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

Additionally, there is significant uncertainty relating to the full impact of the COVID-19 pandemic on the Company’s operations and capital requirements. Should financing when needed be unavailable or prohibitively expensive or the COVID-19 pandemic continue, it may adversely affect the Company’s ability to (i) retain employees and consultants; (ii) obtain additional financing on terms acceptable to the Company, if at all; (iii) delay regulatory submissions and approvals; (iv) delay, limit or preclude the Company from the operation of clinical study sites and testing laboratories; (v) delay, limit or preclude the Company from achieving technology or product development goals, milestones, or objectives; and (vi) preclude or delay entry into joint venture or partnership arrangements. The occurrence of any one or more of such events may affect the Company’s ability to continue on its pathway to commercialization of its technology or products.

Our Mission and Strategy

Our ultimate goal is to leverage the potential of our CellMistTM System with the SkinGunTM spray device, as next generation cell therapies for burns and other acute and chronic wounds and skin disorders. Before we can do so, however, there are multiple steps we must first take, including:

•	initiating a series of clinical trials to determine the safety, feasibility, and efficacy of the CellMistTM System with the SkinGunTM spray device for treating partial-thickness second-degree thermal burns;

•	completing development in validation of our closed, automated cell isolation device;

•	creating a network of clinical research partners;

•	achieving FDA and/or other regulatory approval and clearance; and

•	expanding the range of possible clinical applications for unmet health needs.

To achieve our goal, we have established the following three strategic priorities:

•	Obtain marketing approval and prepare to commercialize our CellMistTM System with the SkinGunTM spray device.

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

Additionally, we will need to pursue financing opportunities, traditional and non-dilutive, in order to raise sufficient capital to fund our ongoing and planned research and development operations. Such financing may or may not be available at acceptable terms or at all.

We believe that we have an experienced leadership and scientific team which has come together to achieve our mission of improving the lives of burn patients by creating potentially more effective, safer, efficient, and cost-saving treatments.

Our Strategic Collaboration with StemCell Systems

In July 2020, we announced the official launch of our new RenovaCare R&D Innovation Center located in Berlin, Germany, where our patented technologies for isolating and spraying self-donated stem cells to regenerate tissues and organs have been under development alongside new product initiatives. Important programs at the Center include preclinical support to our regulatory submissions for our flagship SkinGun™, which delivers a proprietary gentle CellMist™ spray of a patient’s own skin cells on to burns and wounds. The Innovation Center is the result of a multi-year collaboration agreement with StemCell Systems, with whom we have maintained an R&D relationship since 2014.

The Innovation Center houses dedicated RenovaCare cell biology laboratories, additional engineering, fabrication, prototyping and performance testing facilities, product design studios, and pilot-scale manufacturing for medical devices and biomedical products. Experienced contract bioengineers, cell biologists, and support staff work under the direction of a team of MD-PhDs who are experts in regenerative medicine, new product development, and clinical translation. Thomas Bold, an inventor of several of our technologies and a long-serving advisor to the Company, leads the Innovation Center and interfaces regularly with our management team. This collaboration has been significant to the development of the CellMist™ System and the SkinGun™ spray device, and will be an important contributor to our future new product development initiatives.

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

Patients with serious thermal injury require immediate specialized definitive care to minimize morbidity and mortality. Data from the National Center for Injury Prevention and Control in the U.S. show that approximately 2 million fires are reported each year which result in 1.5 million people suffering burn injuries (see American Burn Association Burn Incidence and Treatment in the US: 2014 Fact Sheet, available at: http://www.ameriburn.org). Moderate to severe burn injuries requiring hospitalization account for approximately 50,000 of these cases, and about 5,000 patients die each year in the U.S. from burn-related complications (see Burns injuries on CDC website https://www.cdc.gov/masstrauma/factsheets/public/burns.pdf(2020).

The prevalence of patients with severe burns is even higher in emerging economies. For example, according to the World Health Organization over 1,000,000 people in India are moderately to severely burnt every year and approximately 180,000 people worldwide die from burn related injuries (see World Health Organization “Burns: Fact Sheet No. 365,” reviewed March 6, 2018, available at: http://www.who.int/mediacentre/factsheets/fs365/en/). According to Critical Care, an international clinical medical journal, burns are also among the most expensive traumatic injuries due to long and costly hospitalization, rehabilitation and wound and scar treatment (see Brusselaers, N., Monstrey, et al, “Severe Burn Injury in Europe: A systematic Review of the Incidence, Etiology, Morbidity, and Mortality” available at: http://ccforum.com/content/14/5/R188).

Burn injuries account for a significant cost to the health care system in North America and worldwide. In the U.S. there are currently 132 centers specializing in burn care. Recent estimates in the U.S. show that 150,000 patients are admitted annually for definitive care treatment of burn injuries, and over 60% of the estimated U.S. acute hospitalizations related to burn injury were admitted to burn centers. Such centers now average over 200 annual admissions each for burn injury and skin disorders requiring similar treatment. The other 4,500 U.S. acute care hospitals average less than 3 burn admissions each per year (see American Burn Association Burn Incidence and Treatment in the US: 2013 Fact Sheet, available at: http://www.ameriburn.org).

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

The Wound Care Market Global Forecast to 2024 report issued by Markets & Markets states that in 2019, advanced wound care products accounted for the largest share of the total market and is expected to have the highest growth, with a projected compound annual growth rate of 4.6% to 2024. Major factors driving the growth of this market of hard-to-heal wounds are an increase in an aging population and greater prevalence of chronic disease, including diabetes and obesity. The development of regenerative medicine and healing capabilities allow for more effective treatment, quicker healing and improved health economic outcomes.

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

The duration of the entire cell isolation and cell spraying procedure is approximately 1.5–2 hours. Published studies show that within days following the wound treatment procedure, complete wound closure occurs, and the skin cells generate a protective skin layer (re-epithelialization), and within weeks the skin regains its function, color and texture.

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

In November 2020, the Company was issued two new patents encompassing improvements to the SkinGun™, expanding its potential application beyond the surgical setting into the field, and allowing the use of liquid suspension solutions to include drugs, hormones, and other useful agents.

The CellMistTM System for which patient applications were submitted on the closed, automated cell isolation device to the USPTO in December 2020, remains an experimental, unproven methodology and we continue to evaluate its safety and efficacy. There is no guarantee that we will be able to develop a commercially viable product based upon the CellMistTM System and its underlying technology.

Competition

The biotechnology, medical device, and wound care industries are characterized by intense competition, rapid product development and technological change. Our CellMistTM System competes with a variety of companies in the wound care markets, many of which offer substantially different treatments for similar problems.

Most of our competitors are larger, established companies with considerably greater financial, marketing, sales and technical resources than those available to us. Additionally, many of our present and potential competitors have research and development capabilities that may allow them to develop new or improved products that may compete with our product lines. Our potential products could be rendered obsolete or made uneconomical by the development of new products to treat the conditions addressed by our products, technological advances affecting the cost of production, or marketing or pricing actions by one or more of our competitors. Our closest direct competitor with its own skin cell therapy for burn wounds, received FDA approval in September 2018 and launched its product in 2019; however, we believe, our next generation skin cell therapy for burn wounds has multiple notable advantages including more cell types from both epidermal and dermal layers of the skin; greater cell yield and viability; smaller ratio of donor tissue to burn wound area; greater burn wound coverage; and single cells applied with the SkinGun™ spray device that rapidly adhere to the burn wound.

The Company and its direct competitor have autologous skin cell therapies that facilitate the healing of deep partial-thickness second-degree thermal burn wounds. However, there are notable differences between these our competitor’s therapy products compared to our CellMistTM System, including product configuration, processes for cell isolation from donor skin, topical administration of isolated skin cells, burn wound coverage, and duration of patented intellectual property (IP), as enumerated below:

•	RenovaCare’s CellMist™ System in development utilizes a closed, automated cell isolation process, whereas existing cell therapy products utilize a manual process. We believe our closed, automated process will be easier to use and reproducible for the burn care center end-user.

•	The RenovaCare cell isolation process in development employs a sequential animal-free multi-enzyme process to isolate skin cells and pluripotent stem cells from both epidermal and dermal layers of donor skin tissues. Existing therapy isolates skin cells with a single animal-origin enzyme on the epidermal layer only. Significantly more cells and key cell types are afforded by our multi-enzyme process.

•	RenovaCare uses the electronic SkinGun™ spray device to administer the skin cell suspension topically as a single-cell, fine mist on to burn wounds in an evenly, distributed comprehensive pattern, in contrast, existing therapy uses a corrugated plastic nozzle affixed onto a syringe to spray or drip cells and cell clumps onto the burn wound, which must be positioned to allow the cell suspension to roll onto the wound.

•	The CellMist™ System and SkinGun™ deliver single skin cells as compared to cell clumps, which enhance reepithelization and wound closure. This gentle fine mist maintains cell viability that affords rapid cell adherence without dripping and rapid cell proliferation to cover the wound, a distinct advantage over existing therapy.

•	The donor skin tissue to burn wound ratio of the RenovaCare product is > 1:100 providing coverage of burn wounds at 10%-30% total body surface area (TBSA), whereas our competitor’s ratio is 1:80 with coverage <20% TBSA. A practical result is that a single kit from RenovaCare may cover 30% TBSA burn wounds, as compared to multiple kits needed for 20% TBSA burn wounds by our competitor.

•	RenovaCare IP which extends through 2037 has a considerably longer life than that of our competitors.

Intellectual Property

In the course of conducting our business, we from time to time create inventions. Obtaining, maintaining, and protecting our inventions, including seeking patent protection, might be important depending on the nature of the invention. To that end, we seek to implement patent and other intellectual property strategies to appropriately protect our intellectual property. While we file and prosecute patent applications to protect our inventions, our pending patent applications might not result in the issuance of patents or issued patents might not provide competitive advantages. Also, our patent protection might not prevent others from developing competitive products using related or other technology.

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

Our proprietary CellMist™ System and its component technologies were the subject of six trademarks and applications and over 37 U.S. and international granted or in-process patents in eight patent families. Our patent filings include three granted patents in the United States, two granted international patents, and two allowed international patents, while all in-process patent filings include the U.S. and multiple foreign jurisdictions. Our issued patents are scheduled to expire between 2026 and 2037 and may or may not be the basis for filing continuations. We continually assess opportunities to seek patent protection for those aspects of our technology, designs, and methodologies and processes that we believe may provide us with significant competitive advantages or additional commercial opportunities.

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

Domestic Regulation

Governmental authorities in the U.S., at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, packaging, promotion, storage, advertising, distribution, marketing and export and import of products or devices such as those we are attempting to develop. Our device candidates, to the extent they are developed, will likely be subject to pre-market approval by the FDA prior to their marketing for commercial use in the U.S., and to any approvals required by foreign governmental entities prior to their marketing outside the U.S. In addition, any changes or modifications to a device that has received regulatory clearance or approval that could significantly affect its safety or effectiveness, or would constitute a major change in its intended use, and may require the submission of a new application or amendment to an existing premarket approval (“PMA”) or 510(k) waiver application in the U.S. for pre-market approval, or for foreign regulatory approvals outside the U.S. The process of obtaining foreign approvals, can be expensive, time consuming and uncertain.

Premarket Approval

We may be required to file a premarket authorization (“PMA”) application for any other device that we commercialize if it is deemed a Class III medical device. PMA is the FDA process of scientific and regulatory review to evaluate the safety and effectiveness of Class III medical devices, which are novel devices that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury. Due to the level of risk associated with Class III devices, the FDA has determined that general and special controls alone are insufficient to assure their safety and effectiveness. Therefore, these devices require a PMA application under section 515 of the Federal Food, Drug and Cosmetic Act in order to obtain marketing clearance.

PMA is the most stringent type of device marketing application required by the FDA. The applicant must receive FDA approval of its PMA application prior to marketing the device. PMA approval is based on a determination by FDA that the PMA contains sufficient valid scientific evidence to assure that the device is safe and effective for its intended use(s). An approved PMA is, in effect, a license granting the applicant (or owner) permission to market the device.

To obtain a 510(k) clearance for a device, a pre-market notification to the FDA must be submitted demonstrating that the device is substantially equivalent to a legally marketed Class I or Class II predicate device. For a new device to be found “substantially equivalent” to one or other legally marketed predicate devices, the new device must have: 1) the same intended use as a predicate, and 2) either a) the same technological characteristics as the predicate device or b) different technological characteristics, but the information submitted must not raise new questions of safety and effectiveness and must demonstrate substantial equivalence. We believe that we may be eligible to obtain 510(k) clearance for each of our Electronic SkinGun, Disposable SkinGun and Cell Isolation Devices for certain uses.

Investigational Device Exemption (“IDE”)

On August 5, 2020 the FDA granted conditional approval of the Company’s Investigational Device Exemption (IDE) application to conduct a clinical trial to evaluate the safety and feasibility of autologous skin and stem cells rendered by its CellMist™ System from donor skin and applied topically with the SkinGun™ spray device for treatment of burn wounds.

Among the data required in a PMA application is human clinical test data. The FDA’s regulation that governs the human testing is the IDE and other patient protection regulations. For devices that are considered Significant Risk, an IDE application is required. It consists of the proposed clinical protocol and all supporting study documentation and must be submitted and approved by the FDA and an Institutional Review Board (IRB) prior to initiation of the human testing. Since the CellMistTM System employs the use of skin and stem cells taken from the patient, it is considered Significant Risk by the FDA; therefore, we are required to file an IDE application prior to conducting a clinical study for any application, such as for treatment of severe burns. The FDA has a specified review timeline and process for IDE reviews - each review phase takes 30 days and if the FDA has questions or concerns about the study design, there may be multiple review rounds until the FDA either: (a) conditionally approves, (b) approves or (c) denies approval of the clinical study conduct under the submitted IDE. There is no guarantee that any IDE application we submit will be approved by the FDA. We received conditional IDE approval in August 2020 to conduct a safety and feasibility study of the CellMist System in 14 subjects, to be conducted in four burn centers in the U.S.

HIPAA Requirements

Other federal legislation may affect our ability to obtain certain health information in conjunction with any research activities we conduct. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), mandates, among other things, the adoption of standards designed to safeguard the privacy and security of individually identifiable health information. In relevant part, the U.S. Department of Health and Human Services (“HHS”), has released two rules to date mandating the use of new standards with respect to such health information. The first rule imposes new standards relating to the privacy of individually identifiable health information. These standards restrict the manner and circumstances under which covered entities may use and disclose protected health information to protect the privacy of that information. The second rule released by HHS establishes minimum standards for the security of electronic health information. While we do not believe we are directly regulated as a covered entity under HIPAA, the HIPAA standards impose requirements on covered entities conducting research activities regarding the use and disclosure of individually identifiable health information collected in the course of conducting the research.

Other U.S. Regulatory Requirements

In the U.S., the research, manufacturing, distribution, sale, and promotion of drug and biological products are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration), other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, and state and local governments. For example, sales, marketing, and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the False Claims Act, and similar state laws, each as amended. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Health Care Act of 1992, each as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. These activities are also potentially subject to federal and state consumer protection, unfair competition, and other laws.

International Regulation

The regulation of any potential product candidates outside of the U.S. will be subject to the applicable laws and requirements of the specific country or countries in which we are introducing our product candidates.

Some countries regulate human tissue products as a biological product, which would require us to make extensive filings and obtain regulatory approvals before selling our product candidates. Other countries may classify our product candidates as human tissue for transplantation but may restrict its import or sale; other countries may have no application regulations regarding the import or sale of products similar to potential product candidates, creating uncertainty as to what standards we may be required to meet. The validation testing and manufacturing of our medical devices are subject to ISO9000 and other industry regulations.

Employees

We currently have 2 full time and two part time employees. We also have a number of industry consultants who provide services on a fractional time or on an as needed basis. We also have one consultant, based in Spain, who provides services on a full-time basis. See “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE--Directors Executive Officers and Non-Executive Officers” for further discussion.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before investing in our common stock. If any of the following risks actually occurs, our business, financial condition, or results of operations could be materially adversely affected, the trading price of our common stock could decline, and you may lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risks Associated with Our Business Activities

The development of our CellMistTM System is subject to the risks of failure inherent in the development of any novel technology.

Ultimately, the development and commercialization of our CellMistTM System is subject to a number of risks that are particular to the development and commercialization of any novel technology. These risks include, but are not limited to, the following:

•	we may fail to develop, acquire, or license various enabling technologies that may be integral to the commercialization of the CellMistTM System (or any derivatives);
•	the CellMistTM System may ultimately prove to be ineffective, unsafe or otherwise fail to receive necessary regulatory approvals;
•	the CellMistTM System (or any derivatives), even if safe and effective, may be difficult to manufacture on a large scale or uneconomical to market;
•	our marketing license or proprietary rights to products derived from the CellMistTM System may not be sufficient to protect our products from competitors;
•	the proprietary rights of third parties may preclude us or our collaborators from making, using or marketing products utilizing the CellMistTM System; or,
•	third parties may market superior, more effective, or less expensive technologies or products having comparable or better results to the CellMistTM System (or any derivatives).

The success of our research and development activities is uncertain. If such efforts are not successful, we will be unable to generate revenues from our operations and we may have to cease doing business.

Commercialization of our CellMistTM System will require significant further research, development and testing as we must ascertain whether the CellMistTM System can form the basis for a commercially viable technology or product. If our research and development activities fail to prove commercial viability of the CellMistTM System, we may need to abandon our business model and/or cease doing business, in which case our shares may have no value and you may lose your investment. We anticipate we will remain engaged in research and development, through at least December 31, 2021.

The Company does not have any commercialized products and the failure to commercialize, or delays in commercializing our CellMistTM System, would adversely impact our ability to attain profitability.

The Company does not have any commercialized products.  To date, the Company's activities have consisted principally of performing research and development activities and raising capital to support such activities.

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

Should the Company fail to commercialize its CellMistTM System, or if it were to incur significant delays in doing so, the Company’s business would be adversely affected, and it may not be able to achieve profitability.

If we fail to manage our growth effectively, our business could be disrupted.

Our future financial performance and ability to successfully commercialize our products, of which there is no guarantee, and to compete effectively will depend, in part, on our ability to manage any future growth effectively. We expect to make significant investments to enable our future growth through, among other things, new product development, clinical trials for new indications and expansion of our marketing and sales infrastructure. Any failure to manage future growth effectively could have a material adverse effect on our business and results of operations.

Our commercial success will depend on our ability to compete effectively in product development and commercialization areas.

Our commercial success will depend on our ability to compete effectively in product development and commercialization areas such as, but not limited to device manufacturing, product safety and efficacy, ease of use, customer acceptance, cost of goods, wholesale and retail pricing, marketing and distribution. Our competitors may succeed in developing products that are more effective than any products derived from our research and development efforts or that would render such products obsolete and non-competitive. The skin care and wound care industry is characterized by intense competition, rapid product development and technological change. Most of the competition that we encounter is expected to come from companies, research institutions and universities who are researching and developing technologies and products similar to or competitive with any we may develop.

These companies enjoy numerous competitive advantages, including:

•	significantly greater name recognition;
•	established relations with customers;
•	established distribution networks;
•	more advanced technologies and product development;
•	additional lines of products, and the ability to offer rebates, higher discounts or incentives to gain a competitive advantage;
•	successful technical transfer and manufacturing of products at commercial scale;
•	greater experience in conducting research and development, manufacturing, obtaining regulatory approval for products, and marketing approved products;
•	greater financial and human resources for product development, sales, and marketing, and
•	the ability to endure potentially prolonged patent litigation.

As a result, we may not be able to compete effectively against these companies or their products.

Our success depends in large part on our ability to develop and commercialize products based upon or derived from our CellMistTM System and underlying technology. If we are unable to successfully market and sell products incorporating our CellMistTM System and underlying technology, our business prospects will be significantly harmed, and we may be unable to achieve profitability.

Our future financial success will depend substantially on our ability to effectively and profitably market and sell our products that incorporate, are based upon, or derived from our CellMistTM System and underlying technology. The commercial success of our products and any of our planned or future products will depend on a number of factors, many of which of which are beyond our control, including:

•	clinical indication(s) of the CellMist TM System and SkinGun TM devices approved by regulatory authorities on product label(s) in the Pre-Marketing Authorization and 510(k) clearances;
•	customer acceptance of our products;
•	the actual and perceived effectiveness and reliability of our products, especially relative to alternative products;
•	the results of clinical trials relating to the use of our products;
•	achieving and maintaining compliance with all regulatory requirements applicable to our products;
•	the level of education and awareness among physicians and hospitals concerning our products;
•	our reputation among physicians and hospitals;
•	obtaining third-party coverage or reimbursement for our products;
•	performance and reliability of our products as compared with other alternative products;
•	the ability to offer our products for sale at an attractive value and the willingness of physicians to administer our products and their acceptance as part of the medical department routine;
•	the prevalence and severity of any side effects;

•	the efficacy, potential advantages and timing of introduction to the market of alternative treatments; and
•	our failure to develop and maintain successful relationships with health care professionals, manufacturers, distributors, and other resellers, as well as strategic partners.

Failure to achieve market acceptance for any of our products, if and when they are approved for commercial sale, will have a material adverse effect on our business, financial condition and results of operations.

We may be unsuccessful in commercializing our products due to unfavorable pricing regulations, third-party coverage and reimbursement policies or healthcare reform initiatives.

We cannot predict the pricing and reimbursement of any products we may develop and commercialize. The regulations that govern marketing approvals, pricing and reimbursement for new products vary widely from country to country. In some foreign jurisdictions, including the European Union, the pricing of medical devices and treatments is subject to governmental control. In these jurisdictions, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate.

As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in any products we may develop and commercialize, even after obtaining regulatory approval.

Additionally, we cannot be sure that reimbursement will be available for any products we may develop and commercialize, or if reimbursement is available, what the level of reimbursement will be. Reimbursement may affect the demand for, or the price of, any product for which we obtain marketing approval. Obtaining reimbursement for any products we may develop and commercialize may be particularly difficult because of the higher prices often associated with products administered under the supervision of a physician. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any products that we successfully develop. Eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed and may be incorporated into existing payments for other services.

The commercial success of our products will depend upon attaining market acceptance of these products among physicians, healthcare payors and the medical community.

Our success will depend on the acceptance of our products as safe, useful and, with respect to providers, cost effective. We cannot predict how quickly, if at all, physicians will accept our products or, if accepted, how frequently they will be used. Our products and planned or future products we may develop or market may never gain broad market acceptance among physicians and the medical community for some or all of our targeted indications. Healthcare providers must believe that our products offer benefits over alternative treatment methods. The degree of market acceptance of any of our products will depend on a number of factors, including:

•	whether physicians and others in the medical community consider our products to be safe and cost-effective treatment methods;
•	the potential and perceived advantages of our products over alternative treatment methods;
•	the prevalence and severity of any side effects associated with using our products;
•	limitations or warnings contained in the labeling cleared or approved by the FDA or other authorities;
•	the cost of treatment in relation to alternative treatments methods;
•	the convenience and ease of use of our products relative to alternative treatment methods;
•	the availability of coverage and adequate reimbursement for procedures using our products from third-party payors, including government authorities;
•	the willingness of patients to pay out-of-pocket in the absence of coverage and adequate reimbursement by third-party payors, including government authorities;
•	our ability to provide incremental clinical and economic data that show the safety, clinical efficacy and cost effectiveness of, and patient benefits from, our products; and
•	the effectiveness of our sales and marketing efforts for our products.

Additionally, even if our products achieve market acceptance, they may not maintain that market acceptance over time if competing products or technologies, which are more cost effective or received more favorably, are introduced. Failure to achieve or maintain market acceptance and/or market share would limit our ability to generate revenue and would have a material adverse effect on our business, financial condition and results of operations.

Development and commercialization of any products requires successful completion of the regulatory approval process, and may suffer delays or fail.

In the U.S., as well as other jurisdictions, we will be required to apply for and receive marketing authorization before we can market our products. This process can be time consuming and complicated and may result in unanticipated delays. To secure marketing authorization, an applicant generally is required to submit an application that includes the data supporting preclinical and clinical safety and efficacy as well as detailed information on the manufacturing and quality control of the product, proposed labeling and other additional information. Before marketing authorization is granted, regulatory authorities generally require the inspection of the manufacturing facility or facilities and quality systems (including those of third parties) at which the product candidate is manufactured and tested, as well as potential audits of the non-clinical and clinical trial sites that generated the data cited in the marketing authorization application.

We cannot predict how long the applicable regulatory authority or agency will take to grant marketing authorization or whether any such authorizations will ultimately be granted. Regulatory agencies, including the Food and Drug Administration (the “FDA”), have substantial discretion in the approval process, and the approval process and the requirements governing clinical trials vary from country to country. The policies of the FDA or other regulatory authorities may change or may not be explicit, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of any products we may develop and commercialize. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S., Europe or elsewhere. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

Additionally, any regulatory approval that we receive may also contain requirements for potentially costly post-marketing testing and surveillance to monitor the safety and efficacy of the product candidate. Once a product is approved, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submission of safety and other post-marketing information and reports, registration and continued compliance with good manufacturing practices for any clinical trials that we conduct post-approval.

We utilize our technical staff with third party Contract Research Organization and Contract Manufacturing Organizations to conduct research and development for our CellMistTM System.

In July 2020, we announced the official launch of our new RenovaCare R&D Innovation Center located in Berlin, Germany, where our patented technologies for isolating and spraying self-donated stem cells to regenerate tissues and organs have been under development alongside new product initiatives. Important programs at the Center include design, validation, and pilot-scale manufacturing of our cell isolation and SkinGunTM spray devices; preclinical study support to our clinical studies and regulatory submissions for our flagship SkinGun™ spray device, which delivers a proprietary gentle CellMist™ spray of a patient’s own skin cells on to burns and wounds. The Innovation Center is the result of a multi-year collaboration agreement with StemCell Systems GmbH (“StemCell Systems” or “SCS”), with whom we have maintained an R&D relationship since 2014.

We currently rely on the services of StemCell Systems to conduct our pre-clinical research and development activities for our CellMistTM System and manufacture the SkinGunTM spray device at pilot scale. In the event they are unable to provide us with these services, we may need to expend considerable resources, time, and money to locate, if possible, another research lab which could have a material and adverse effect on our research and development activities, as well as our operating results and financial condition even, if we were to eventually design and engage such alternative research laboratories

We may expend our limited resources to pursue a particular product or indication and fail to capitalize on products or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on specific products, indications, and discovery programs. As a result, we may forgo or delay pursuit of other opportunities with others that could have had greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular potential product, we may relinquish valuable rights to that potential product through future collaborations, licenses, and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such potential product.

If any of our products cause or contribute to a death or serious adverse events or malfunction in certain ways, we will be required to report under applicable medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.

Under FDA medical device reporting regulations (“MDR regulations”), medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or one of our similar devices were to recur. If we fail to report events required to be reported to the FDA within the required timeframes, or at all, the FDA could take enforcement action and impose sanctions against us. Any such adverse event involving our products also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, would require our time and capital, distract management from operating our business and may harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

Our employees, independent contractors, consultants, commercial partners, distributors, and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, consultants, commercial partners, distributors and vendors may engage in fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) the laws of the FDA and other similar foreign regulatory bodies, including those laws requiring the reporting of true, complete and accurate information to such regulators; (ii) manufacturing standards; (iii) healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or (iv) laws that require the true, complete and accurate reporting of financial information or data. These laws may impact, among other things, future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commissions, certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials.

We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent these activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, additional integrity reporting and oversight obligations, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment of operations, any of which could adversely affect our ability to operate our business and our results of operations. Whether or not we are successful in defending against any such actions or investigations, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any of these claims or investigations, which could have a material adverse effect on our business, financial condition and results of operations.

Legislative or regulatory reforms may make it more difficult and costly for us to obtain regulatory clearance or approval of our planned or future products and to manufacture, market and distribute our products after clearance or approval is obtained.

From time to time, legislation is enacted that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of planned or future products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.

Moreover, the policies that may be adopted by the Biden Administration and their impact on the regulation of our products in the United States remain uncertain. The outcome of the 2020 election resulting in one party control of the House of Representatives and the Senate could result in significant legislative and regulatory reforms impacting the FDA’s regulation of our products. Any change in the laws or regulations that govern the clearance and approval processes relating to our current, planned, and future products could make it more difficult and costly to obtain clearance or approval for new products or to produce, market and distribute existing products. Significant delays in receiving clearance or approval or the failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.

Our products or processes may infringe the intellectual property rights of others, which may cause us to pay unexpected litigation costs or damages or prevent us from selling our products.

We cannot be certain that our products do not and will not infringe issued patents or other intellectual property rights of third parties. We may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the intellectual property rights of third parties. Any such claims, whether or not meritorious, could result in litigation and divert the efforts of our personnel. If we are found liable for infringement, we may be required to enter into licensing agreements (which may not be available on acceptable terms or at all) or to pay damages and to cease making or selling certain products. We may need to redesign some of our products or processes to avoid future infringement liability. Any of the foregoing could be detrimental to our business and ultimate profitability.

We may become exposed to costly and damaging liability claims and any product liability insurance we have may not cover all damages from such claims.

We are exposed to potential product liability risks that are inherent in the research, development, manufacturing, marketing and use of medical device products. The future use of product candidates by us in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical trials, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts.

The outcome of litigation, particularly any class-action lawsuits, is difficult to quantify. Plaintiffs often seek recovery of very large or indeterminate amounts, including punitive damages. The magnitude of the potential losses relating to these lawsuits may remain unknown for substantial periods of time and the cost to defend against any such litigation may be significant.

Although the clinical trial process is designed to identify and assess potential side effects, it is always possible that a drug, even after regulatory approval, may exhibit unforeseen side effects. If any of our product candidates were to cause adverse side effects during clinical trials or after approval thereof, we may be exposed to substantial liabilities. Physicians and patients may not comply with any warnings that identify known potential adverse effects and patients who should not use our product candidates. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease the commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	delay or termination of clinical trials;
•	decreased demand for any product candidates or products that we may develop;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	significant negative financial impact; and
•	the inability to commercialize our product candidates.

Although we have procured product liability insurance coverage, such insurance may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage each time we commence a clinical trial and if we successfully commercialize any product candidate. As the expense of insurance coverage is increasing, we may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be materially harmed.

Our internal computer systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches.

Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third-party vendors on which we rely or will rely, are vulnerable to damage from computer viruses and unauthorized access, malware, natural disasters, fire, terrorism, war and telecommunication, electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.

While we have not experienced any such material system failure or security breach to our knowledge to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of preclinical data or data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we plan to rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our future product candidates could be delayed.

We face competition from the existing standard of care and potential changes in medical practice and technology and the possibility that our competitors may develop products, treatments or procedures that are similar, more advanced, safer or more effective than ours.

The medical, biotechnology and pharmaceutical industries are intensely competitive and subject to significant technological and practice changes. We may face competition from many difference sources with respect to any products we may develop and commercialize. Possible competitors may be medical practitioners, pharmaceutical, biotechnology, medical device, and wound care companies, academic and medical institutions, governmental agencies and public and private research institutions, among others. Should any competitor’s product candidates receive regulatory or marketing approval prior to ours, they may establish a strong market position and be difficult to displace, or will diminish the need for our products.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products, treatments or procedures that are safer, more effective, have fewer or less severe adverse effects, are more convenient or are less expensive than any product that we may develop. Many of our current or future competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we may have. Mergers and acquisitions in the pharmaceutical, medical device, and biotechnology industries or wound care markets may result in even more resources being concentrated among a smaller number of our competitors. Other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These companies compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

We may compete for the time and efforts of our officers and directors.

Certain of our officers and directors are also officers, directors, and employees of other companies and we may have to compete with the other companies for their time, attention and efforts. One or our officers and non-executive directors provide us their services on a part-time basis.

We maintain at-will employment agreements with our officers that may be terminated by us or the respective officer at any time and for any reason.

We maintain at-will employment agreements with our officers that may be terminated by us or the respective officer at any time and for any reason. If any of our officers terminate their consulting agreement it may have a material adverse effect on our business, financial condition or ability to operate.

Our growth and success depend on our ability to attract and retain additional highly qualified and skilled sales and marketing, research and development, operational, managerial and finance personnel.

Our growth and success depend on our ability to attract and retain additional highly qualified and skilled sales and marketing, research and development, operational, managerial and finance personnel. Competition for skilled personnel is intense and the unexpected loss of an employee with a particular skill could materially adversely affect our operations until a replacement can be found and trained. If we cannot attract and retain skilled scientific and operational personnel, as required, for our research and development and manufacturing operations on acceptable terms, we may not be able to develop and commercialize any products. Further, any failure to effectively integrate new personnel could prevent us from successfully growing our Company.

Risks Associated with a Failure to Comply with Regulatory Requirements

Development and commercialization of any products requires successful completion of the regulatory approval process, and may suffer delays or fail.

Our medical devices and business activities are subject to rigorous regulation by the FDA and other federal, state and international governmental authorities. These authorities and members of Congress have been increasing their scrutiny over the medical device industry. In recent years, the U.S. Congress, Department of Justice, the Office of Inspector General of the Department of Health and Human Services, and the Department of Defense have issued subpoenas and other requests for information to medical device manufacturers, primarily related to financial arrangements with health care providers, regulatory compliance and marketing and product promotional practices.

Furthermore, certain state governments have enacted legislation to increase transparency of interactions with health care providers, pursuant to which we are required by law to disclose payments and other transfers for value to health care providers licensed by certain states. We anticipate that the government will continue to scrutinize our industry closely, and any new regulations or statutory provisions could result in delays or increased costs during the periods of product development, clinical trials and regulatory review and approval, as well as increased costs to assure compliance.

In the U.S., as well as other jurisdictions, we will be required to apply for and receive marketing authorization before we can market our products. This process can be time consuming and complicated and may result in unanticipated delays. To secure marketing authorization, an applicant generally is required to submit an application that includes the data supporting preclinical and clinical safety and efficacy as well as detailed information on the manufacturing and control of the product, proposed labeling and other additional information. Before marketing authorization is granted, regulatory authorities generally require the inspection of the manufacturing facility or facilities and quality systems (including those of third parties) at which the product candidate is manufactured and tested, as well as potential audits of the non-clinical and clinical trial sites that generated the data cited in the marketing authorization application.

We cannot predict how long the applicable regulatory authority or agency will take to grant marketing authorization or whether any such authorizations will ultimately be granted. Regulatory agencies, including the Food and Drug Administration (the “FDA”), have substantial discretion in the approval process, and the approval process and the requirements governing clinical trials vary from country to country. The policies of the FDA or other regulatory authorities may change or may not be explicit, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of any products we may develop and commercialize. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S., Europe or elsewhere. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

Additionally, any regulatory approval that we receive may also contain requirements for potentially costly post-marketing testing and surveillance to monitor the safety and efficacy of the product candidate. Once a product is approved, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submission of safety and other post-marketing information and reports, registration and continued compliance with good manufacturing practices for any clinical trials that we conduct post-approval.

We may encounter substantial delays in the commencement, completion, termination or suspension of our clinical trials, which could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indications. Clinical medical device development is a lengthy and expensive process, with an uncertain outcome; accordingly, we cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. We may experience numerous unforeseen events during or as a result of clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including but not limited to:

•	changes to a clinical trial protocol;
•	clinical trial sites deviating from a trial protocol or dropping out of a trial;
•	subjects failing to enroll or remain in clinical trials at the rate we expect, or failing to return for post-treatment follow-up;
•	subjects choosing an alternative treatment for the indication for which we are developing our product candidates, or participating in competing clinical trials;
•	subjects experiencing severe adverse effects;
•	clinical trials of our product candidates may produce unfavorable or inconclusive results;
•	we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, or we may decide to abandon product development programs;
•	we may need to add new or additional clinical trial sites;
•	our third-party contractors, including those manufacturing our product candidates or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•	any changes to manufacturing process that may be necessary or desired;
•	the cost of preclinical testing and studies and clinical trials of any product candidates may be greater than we anticipate or greater than our available financial resources; or
•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate or we may not be able to obtain sufficient quantities of combination therapies for use in clinical trials.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond the clinical trials and testing that we contemplate, if we are unable to successfully complete clinical trials or other testing of our product candidates, if the results of these clinical trials or tests are unfavorable or are only modestly favorable or if there are safety concerns associated with any of product candidates, we may, among other things:

•	incur additional unplanned costs;
•	be delayed in obtaining marketing approval, if at all;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•	be subject to additional post-marketing testing or other requirements;
•	be required to perform additional clinical trials to support approval;
•	be subject to the addition of labeling statements, such as warnings or contraindications;
•	be subject to lawsuits; or
•	experience damage to our reputation.

Similar or other events could delay or prevent our ability to complete necessary clinical trials for our pipeline products, including:

•	regulators may not authorize us to conduct a clinical trial within a country or at a prospective trial site or may change the design of a study;
•	delays may occur in reaching agreement on acceptable clinical trial terms with regulatory authorities or prospective sites, or obtaining institutional review board approval;
•	our preclinical tests or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional trials or to abandon strategic projects;
•	the number of patients required for our clinical trials may be larger than we anticipate, enrollment in our clinical trials may be slower or more difficult than we expect, or patients may not participate in necessary follow-up visits to obtain required data, any of which would result in significant delays in our clinical testing process;
•	our third-party contractors, such as a research institution, may fail to comply with regulatory requirements or meet their contractual obligations to us;
•	we may be forced to suspend or terminate our clinical trials if the participants are being exposed, or are thought to be exposed, to unacceptable health risks or if any participant experiences an unexpected serious adverse event;
•	regulators or institutional review boards may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;
•	undetected or concealed fraudulent activity by a clinical researcher, if discovered, could preclude the submission of clinical data prepared by that researcher, lead to the suspension or substantive scientific review of one or more of our marketing applications by regulatory agencies, and result in the recall of any approved product distributed pursuant to data determined to be fraudulent;
•	the cost of our clinical trials may be significantly greater than we anticipate;
•	an audit of preclinical or clinical studies by regulatory authorities may reveal noncompliance with applicable protocols or regulations, which could lead to disqualification of the results and the need to perform additional studies; and
•	delays may occur in obtaining our clinical materials.

Moreover, we do not know whether preclinical tests or clinical trials will begin or be completed as planned or will need to be restructured. Significant delays could also shorten the patent protection period during which we may have the exclusive right to commercialize our products or could allow our competitors to bring products to the market before we do, impairing our ability to commercialize our products.

Obtaining and maintaining regulatory approval for a product candidate in one jurisdiction does not mean that we will be successful in obtaining regulatory approval for that product candidate in other jurisdictions.

Obtaining and maintaining regulatory approval for a product candidate in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the U.S., including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., a drug candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

We may fail to obtain regulatory approval for our product candidates.

Our potential product candidates could fail to receive regulatory approval for many reasons, including one or more of the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials or the validation of our caregiver and patient reported outcome instruments;

•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for any of its proposed indications;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•	the data collected from clinical trials of our CellMistTM System and its underlying technology may not be sufficient to satisfy the FDA or comparable foreign regulatory authorities to support our submission or to obtain regulatory approval in the U.S. or elsewhere;

•	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

We are subject to extensive environmental, health and safety, and other laws and regulations.

Although our business involves the controlled use of biological materials, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident, spill or release of any such chemicals or substances occurs, we could be held liable for resulting damages, including for investigation, remediation and monitoring of the contamination, including natural resource damages, the costs of which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures. Additional or more stringent laws and regulations affecting our operations may be adopted in the future. We may incur substantial capital costs and operating expenses and may be required to obtain consents to comply with any of these or certain other laws or regulations and the terms and conditions of any permits required pursuant to such laws and regulations, including costs to install new or updated pollution control equipment, modify our operations or perform other corrective actions at our respective facilities. In addition, fines and penalties may be imposed for noncompliance with environmental, health and safety and other laws and regulations or for the failure to have, or comply with the terms and conditions of, required environmental or other permits or consents.

Risks Associated with our Intellectual Property

If we are unable to protect effectively our intellectual property, we may not be able to operate our business and third parties may use our technology, both of which would impair our ability to compete in our markets.

Our success will depend in significant part on our ability to obtain and maintain meaningful patent protection for certain of our technologies and products throughout the world. Patent law relating to the scope of claims in the technology fields in which we will operate is still evolving. The degree of future protection for our proprietary rights is uncertain. We will rely on patents to protect a significant part of our intellectual property and to enhance our competitive position. However, our presently pending or future patent applications may not issue as patents, and any patent previously issued to us or our subsidiaries may be challenged, invalidated, held unenforceable or circumvented. Furthermore, the claims in patents that have been issued to us or our subsidiaries or that may be issued to us in the future may not be sufficiently broad to prevent third parties from producing competing products similar to our products. In addition, the laws of various foreign countries in which we plan to compete may not protect our intellectual property to the same extent as do the laws of the United States. If we fail to obtain adequate patent protection for our proprietary technology, our ability to be commercially competitive will be materially impaired.

If third parties make or file claims of intellectual property infringement against us, or otherwise seek to establish their intellectual property rights, we may have to spend time and money in response and cease some of our operations.

Third parties may claim that we are employing their proprietary technology without authorization or that we are infringing on their patents. We could incur substantial costs and diversion of management and technical personnel in defending against any of these claims. Furthermore, parties making claims against us may be able to obtain injunctive or other equitable relief which could effectively block our ability to further develop, commercialize and sell products. In the event of a successful claim of infringement, courts may order us to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain any of these licenses could prevent us from commercializing available products.

In addition to patented technology, we rely on our unpatented proprietary technology, trade secrets, processes and know-how.

We rely on proprietary information (such as trade secrets, know-how and confidential information) to protect intellectual property that may not be patentable, or that we believe is best protected by means that do not require public disclosure. We generally seek to protect this proprietary information by entering into confidentiality agreements, or consulting, services or employment agreements that contain non-disclosure and non-use provisions with our employees, consultants, contractors, scientific advisors and third parties. However, we may fail to enter into the necessary agreements, and even if entered into, these agreements may be breached or otherwise fail to prevent disclosure, third-party infringement or misappropriation of our proprietary information, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information.

We have limited control over the protection of trade secrets used by our suppliers and service providers and could lose future trade secret protection if any unauthorized disclosure of such information occurs. In addition, our proprietary information may otherwise become known or be independently developed by our competitors or other third parties. To the extent that our employees, consultants, contractors, scientific advisors and other third parties use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our and relevant third parties’ proprietary rights, failure to obtain or maintain protection for our proprietary information could adversely affect our competitive business position and if third parties are able to establish that we are using their proprietary information without their permission, we may be required to obtain a license to that information, or if such a license is not available, re-design our products to avoid any such unauthorized use or temporarily delay or permanently stop manufacturing or sales of the affected products. Furthermore, laws regarding trade secret rights in certain markets where we may operate may afford little or no protection to our trade secrets.

Our proprietary rights may not adequately protect our technologies and products.

Our commercial success will depend on our ability to obtain patents and/or regulatory exclusivity and maintain adequate protection for our technologies and products in the United States and other countries. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

We intend to apply for additional patents covering both our technologies and products, as we deem appropriate. We may, however, fail to apply for patents on important technologies or products in a timely fashion, if at all. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products and technologies. In addition, the patent positions of life science industry companies are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. As a result, the validity and enforceability of our patents cannot be predicted with certainty. In addition, we cannot guarantee that:

•	we were the first to make the inventions covered by each of our issued patents and pending patent applications;
•	we were the first to file patent applications for these inventions;
•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;
•	any of our pending patent applications will result in issued patents;
•	any of our patents will be valid or enforceable;
•	any patents issued to us will provide us with any competitive advantages, or will not be challenged by third parties; and
•	we will develop additional proprietary technologies that are patentable, or the patents of others will not have an adverse effect on our business.

The actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends on many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patents. Our ability to maintain and solidify our proprietary position for our products will depend on our success in obtaining effective claims and enforcing those claims once granted. Our issued patents and those that may be issued in the future, or those licensed to us, may be challenged, invalidated, unenforceable or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar products. We also rely on trade secrets to protect some of our technology, especially where it is believed that patent protection is inappropriate or unobtainable. However, trade secrets are difficult to maintain. While we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our proprietary information to competitors. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. In addition, non-U.S. courts are sometimes less willing than U.S. courts to protect trade secrets. If our competitors independently develop equivalent knowledge, methods and know-how, we would not be able to assert our trade secrets against them and our business could be harmed.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on all of our products in every jurisdiction would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products. These products may compete with our products, and may not be covered by any patent claims or other intellectual property rights.

The laws of some non-U.S. countries do not protect intellectual property rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult for us to stop the infringement of our patents. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

If we fail to protect our intellectual property rights, our competitors may take advantage of our ideas and compete directly against us.

Our success will depend to a significant degree on our ability to secure and protect intellectual property rights and enforce patent and trademark protections relating to our technology. While we believe that the protection of patents and trademarks is important to our business, we also rely on a combination of copyright, trade secret, nondisclosure and confidentiality agreements, know-how and continuing technological innovation to maintain our competitive position. From time to time, litigation may be advisable to protect our intellectual property position. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Any litigation in this regard could be costly, and it is possible that we will not have sufficient resources to fully pursue litigation or to protect our intellectual property rights. This could result in the rejection or invalidation of our existing and future patents. Any adverse outcome in litigation relating to the validity of our patents, or any failure to pursue litigation or otherwise to protect our patent position, could materially harm our business and financial condition. In addition, confidentiality agreements with our employees, consultants, customers, and key vendors may not prevent the unauthorized disclosure or use of our technology. It is possible that these agreements will be breached or that they will not be enforceable in every instance, and that we will not have adequate remedies for any such breach. Enforcement of these agreements may be costly and time consuming. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to protect our rights to, or use of, our technology.

If we choose to go to court to stop someone else from using the inventions claimed in our patents or our licensed patents, that individual or company has the right to ask the court to rule that these patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and would consume time and other resources even if we were successful in stopping the infringement of these patents. In addition, there is a risk that the court will decide that these patents are invalid or unenforceable and that we do not have the right to stop the other party from using the inventions.

For example, on or about April 11, 2017, we received from Avita Medical Limited a Petition for Inter Partes Review purporting to challenge the validity of the claims in U.S. Patent No. 9,610,430 before the PTAB of the U.S. Patent & Trademark Office. Upon consideration of the arguments and evidence set forth by us and Avita, on December 18, 2017, the PTAB rendered a Final Written Decision dismissing the Petition in its entirety and, accordingly, confirming all such claims. Avita’s right to file an appeal expired on February 21, 2018. Although we were thoroughly successful in our defense of the matter, we encountered substantial legal fees as well as the diversion of management time and focus.

There is also the risk that, even if the validity or enforceability of these patents is upheld, the court will refuse to stop the other party on the grounds that such other party’s activities do not infringe our rights.

If we wish to use the technology claimed in issued and unexpired patents owned by others, we will need to obtain a license from the owner, enter into litigation to challenge the validity or enforceability of the patents or incur the risk of litigation in the event that the owner asserts that we infringed its patents. The failure to obtain a license to technology or the failure to challenge an issued patent that we may require to discover, develop or commercialize our products may have a material adverse effect on us.

If a third party asserts that we infringed its patents or other proprietary rights, we could face a number of risks that could seriously harm our results of operations, financial condition and competitive position, including:

•	patent infringement and other intellectual property claims, which would be costly and time consuming to defend, whether or not the claims have merit, and which could delay a product and divert management’s attention from our business;

•	substantial damages for past infringement, which we may have to pay if a court determines that our product or technologies infringe a competitor’s patent or other proprietary rights;

•	a court prohibiting us from selling or licensing our technologies unless the third party licenses its patents or other proprietary rights to us on commercially reasonable terms, which it is not required to do; and

•	if a license is available from a third party, we may have to pay substantial royalties or lump-sum payments or grant cross licenses to our patents or other proprietary rights to obtain that license.

The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods of use either do not infringe the patent claims of the relevant patent, and/or that the patent claims are invalid, and/or that the patent is unenforceable and we may not be able to do this. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

U.S. patent laws as well as the laws of some foreign jurisdictions provide for provisional rights in published patent applications beginning on the date of publication, including the right to obtain reasonable royalties, if a patent subsequently issues and certain other conditions are met.

Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our issued patents or our pending applications, or that we were the first to invent the technology.

Patent applications filed by third parties that cover technology similar to ours may have priority over our patent applications and could further require us to obtain rights to issued patents covering such technologies. If another party files a U.S. patent application on an invention similar to ours, we may elect to participate in or be drawn into an interference proceeding declared by the U.S. Patent and Trademark Office to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our U.S. patent position with respect to such inventions. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations. We cannot predict whether third parties will assert these claims against us, or whether those claims will harm our business. If we are forced to defend against these claims, whether they are with or without any merit and whether they are resolved in favor of or against us, we may face costly litigation and diversion of management’s attention and resources. As a result of these disputes, we may have to develop costly non-infringing technology, or enter into licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, if at all, which could seriously harm our business or financial condition.

Risks Related to Our Financial Condition

We have experienced significant losses, have not generated any revenues, expect losses to continue for the foreseeable future and may never achieve or maintain profitability.

We are a development-stage company. We do not have any commercialized products and have not generated any revenue since inception and do not expect to generate any revenue for the foreseeable future. We had a loss from operations of $9,677,098 and $3,690,322 for our fiscal years ended December 31, 2020 and 2019, respectively. We have incurred a cumulative deficit of $29,768,181 through December 31, 2020. We anticipate incurring losses for the next several years. We may not be able to successfully achieve or sustain profitability. Successful transition to profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure.

We may require additional financing to expand, accelerate or sustain our current level of operations beyond our current fiscal year, and failure to obtain such financing would have a material adverse effect on our business, operating results, financial condition and prospects.

As of December 31, 2020, we had cash and cash equivalents of $7,412,969. We anticipate that we will remain engaged in research and product development activities through at least December 31, 2022. Based upon our current level of operations and expenditures, we believe that absent any modification or expansion of our existing research, development and testing activities, cash on hand should be sufficient to enable us to continue operations through at least one year from the filing of this Form 10-K. The Company expects to incur losses as it continues development of its products and technologies and expects that it will need to raise additional capital through the sale of its securities to accomplish its business plan and failing to secure such additional funding before achieving sustainable revenue and profit from operations poses a significant risk. The Company’s ability to fund the development of its cellular therapies will depend on the amount and timing of cash receipts from future financing activities. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

If adequate funds, including proceeds, if any, from the exercise of the Warrants are not available on reasonable terms or at all, it would result in a material adverse effect on our business, operating results, financial condition and prospects. In particular, we may be required to delay, reduce the scope of or terminate one or more of our research programs, sell rights to our CellMistTM System or other technologies or products based upon such technologies, or license the rights to such technologies or products on terms that are less favorable to us than might otherwise be available. If we raise additional funds by issuing equity or debt securities, further dilution to stockholders may result and new investors could have rights superior to existing stockholders.

Additionally, there is significant uncertainty relating to the full impact of the COVID-19 pandemic on the Company’s operations and capital requirements. Should financing when needed be unavailable or prohibitively expensive or the COVID-19 pandemic continue, it may adversely affect the Company’s ability to (i) retain employees and consultants; (ii) obtain additional financing on terms acceptable to the Company, if at all; (iii) delay regulatory submissions and approvals; (iv) delay, limit or preclude the Company from the operation of clinical study sites and testing laboratories; (v) delay, limit or preclude the Company from achieving technology or product development goals, milestones, or objectives; and (vi) preclude or delay entry into joint venture or partnership arrangements. The occurrence of any one or more of such events may affect the Company’s ability to continue on its pathway to commercialization of its technology or products.

We may need additional capital and if we raise such additional capital through the issuance of equity or convertible debt securities, your ownership will be diluted, and equity securities issued may have rights, preferences and privileges superior to the shares of common stock.

If we are unable to achieve profitability sufficient to permit us to fund our operations and other planned actions, we may be required to raise additional capital. There can be no assurance that such capital would be available on favorable terms, or at all. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership held by existing stockholders may be reduced, and the market price of our common stock could fall due to an increased number of shares available for sale in the market. Further, our board has the authority to establish the designation of additional shares of preferred stock that may be convertible into common stock without any action by our stockholders, and to fix the rights, preferences, privileges and restrictions, including voting rights, of such shares. Any such additional shares of preferred stock may have rights, preferences and privileges senior to those of outstanding common stock, and the issuance and conversion of any such preferred stock would further dilute the percentage ownership of our stockholders. Debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to certain business matters. If we are unable to secure additional capital as circumstances require, we may not be able to fund our planned activities or continue our operations.

Even if financing is available to us, because we cannot currently estimate the amount of funds or time required to commercialize our CellMistTM System, we may secure less funding than is actually required to effectuate our business plan.

We cannot accurately predict the amount of funding or the time required to successfully commercialize our CellMistTM System, or any products based on our technology platform. The actual cost and time required to commercialize this technology may vary significantly depending on, among other things, the results of our research and development efforts, the cost of developing, acquiring, or licensing various enabling technologies, changes in the focus and direction of our research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing claims with respect to patents, the regulatory approval process and manufacturing, marketing and other costs associated with commercialization of these technologies. Because of this uncertainty, even if financing is available to us, we may secure insufficient funding to effectuate our business plan.

Risks Related to Ownership of Our Common Stock

We are not a fully reporting company under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act; therefore, we are subject only to the reporting requirements of Section 15(d) of the Exchange Act.

We are not a fully reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); therefore, we are subject only to the reporting requirements of Section 15(d) of the Exchange Act. Until our Common Stock is registered under the Exchange Act, we will be subject only to the reporting obligations imposed by Section 15(d) of the Exchange Act, which we refer to as Section 15(d). Section15(d) requires that issuers file periodic and current reports with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”) when they have issued any class of securities for which a registration statement was filed and became effective pursuant to the Securities Act. The purpose of Section 15(d) is to ensure that investors who buy securities in registered offering are provided with the same information on an ongoing basis that they would receive if the securities they purchased were listed on a securities exchange or the issuer were otherwise subject to periodic reporting obligations. However, companies that are required to report only under Section 15(d) are not subject to some of the Exchange Act reporting requirements. For example, companies that are required to report only under Section 15(d) are not subject to the short-swing profit reporting requirements contained in Section 16 of the Exchange Act, the beneficial ownership reporting requirements contained in Section 13 of the Exchange Act, the institutional investor reporting rules or the third-party tender offer rules, or the Exchange Act’s proxy rules contained in Section 14 of the Exchange Act.

The reporting obligations under Section15(d) of the Exchange Act are automatically suspended when: (i) any class of securities of the issuer reporting under Section 15(d) is registered under Section 12 of the Exchange Act; or (ii) at the beginning of the issuer’s fiscal year, other than the year in which the applicable registration statement became effective, if the class of securities covered by the registration statement is held of record by fewer than 300 persons. In the latter case, the Company would no longer be subject to periodic reporting obligations so long as the number of holders remained below 300 unless we filed a registration statement with the Securities and Exchange Commission under Section 12 of the Exchange Act. If our obligation to file reports under Section 15(d) is suspended (other than due to our having registered our common stock under Section 12 of the Exchange Act), then investors will have reduced visibility with respect to the Company, its financial condition and results of operations.

Since February 26, 2018, our Common Stock has traded on the OTC Markets Group, Inc.’s Pink Current Information platform, (“OTC Pink-Current”). Until our Common Stock is listed on an exchange, we expect to remain eligible for quotation on the OTC Pink-Current. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of your shares. This would also make it more difficult for us to raise additional capital or attract qualified employees or partners.

Our common stock is currently quoted on the OTC Pink-Current which may make it more difficult for you to purchase or sell shares of the Company’s Common Stock.

The OTC Pink-Current is viewed by most investors as a less desirable, and less liquid, marketplace. As a result, an investor may find it more difficult to purchase, dispose of or obtain accurate quotations as to the value of, our common stock. We may reapply for listing on the OTCQB, which application may or may not be approved. If not approved, we expect that our stock will continue to trade on the OTC Pink-Current

To be eligible for OTCQB, companies will be required to:

•	meet a minimum bid price test of $0.01. Securities that do not meet the minimum bid price test will be downgraded to OTC Pink-Current;
•	submit an application to OTCQB and pay an application and annual fee; and
•	submit an OTCQB “annual certification” confirming the Company Profile displayed on www.otcmarkets.com is current and complete and providing additional information on officers, directors, and controlling stockholders.

In the event we do not submit an application for listing on the OTCQB or other stock exchange or if we do and the application is not approved, we expect that our stock will continue to trade on the OTC Pink-Current, which could adversely affect the market liquidity of our common stock.

Our common stock is not registered for trading on any national stock exchange and thus, should the price of our stock on the OTC Pink-Current fall below five dollars per share and our net tangible assets fall below two million dollars our stock may be deemed a “penny stock” and is not traded on a national securities exchange you may find it difficult to, deposit, transfer, sell or purchase the shares of our common stock in open market transactions.

“Penny stocks” are, generally speaking, those securities that are not listed on a national securities exchange and are priced under $5. There are exclusions for securities of issuers that have net tangible assets greater than $2 million if they have been in operation at least three years or greater than $5 million if in operation less than three years. Securities of issuers with average revenue of at least $6 million for the last three years are also not considered penny stocks.

Currently our common stock is considered “penny stock exempt” by the OTC Pink-Current. This means that our stock is exempt from the definition of a Penny Stock under SEC under Rule 240.3a51-1 because it meets one of the following tests: 1) A price of over $5 per share, 2) the issuer has Average Revenue of at least $6 million for the last 3 years, or 3) the issuer has Net Tangible Assets in excess of $2 million if the issuer has been in continuous operations for at least 3 years or $5 million if less than 3 years. The closing price of our common stock on the OTC Pink-Current has closed above $5 since November 23, 2020; and, the value of our net tangible assets for the fiscal years ended December 31, 2020 and 2019 was, approximately $6.9 million and $12.0 million, respectively.

As long as we continue to satisfy at least one of the foregoing exemptions, our common stock should continue to be deemed “penny stock exempt.” However, because our stock is not registered for trading on a national stock exchange should we no longer satisfy at least one of the exemption criteria described above, our common stock would be considered a “penny stock.”

The penny stock rules are designed to prevent deceptive or manipulative practices. It provides that a broker cannot sell a penny stock to any person unless it has approved that person's account for penny stock transactions and the broker/dealer has received in writing from customer agreement to the transaction; approving an account includes, among other things, reviewing the customer's financial data and determining the customer's suitability, including the capability to evaluate the risks of trading in penny stocks. Some types of transactions in penny stocks are exempt from these rules. Exempt transactions include those with an established customer (a customer of more than one year or one who has made at least three separate penny stock purchases) and transactions in which the customer is an institutional investor.

In addition, the penny stock regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule proscribed by the SEC relating to the penny stock market must be delivered by a broker-dealer to the purchaser of such penny stock. This disclosure must include the commissions payable to both the broker-dealer and the registered representative and current price quotations for our common stock. The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

Accordingly, should our common stock be deemed a “penny stock,” you may find it difficult to, deposit, transfer, sell or purchase the shares of our common stock in open market transactions.

The trading price of our common stock historically has been volatile and may continue to be so in the future; such volatility may not only negatively impact stock price but may also adversely affect our ability to raise additional capital.

The trading price of our common stock has, from time to time, fluctuated widely and in the future may be subject to similar fluctuations. The trading price may be affected by a number of factors including the risk factors set forth herein, as well as our operating results, financial condition, general economic beyond our control. In recent years, broad stock market indices in general, and smaller capitalization companies, in particular have experienced substantial price fluctuations.

Since our common stock is thinly traded its trading price is likely to be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including, but not limited to:

•	the trading volume of our common stock;
•	the number of securities analysts, market-makers and brokers following our common stock;
•	new products or services introduced or announced by us or our competitors;
•	actual or anticipated variations in quarterly operating results;
•	conditions or trends in our business industries;
•	announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	additions or departures of key personnel;
•	sales of our common stock and
•	general stock market price and volume fluctuations of publicly-traded, and particularly microcap, companies.

In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock. In addition, the sale of our common stock into the public market upon the effectiveness of this registration statement could put downward pressure on the trading price of our common stock. Such fluctuations and their potential negative impact on our stock price may also adversely affect our ability to raise capital on favorable terms.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our common stock, which could depress the price of our common stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that the investment is suitable for that customer before recommending an investment to a customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. Thus, the FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares of common stock, have an adverse effect on the market for our shares of common stock, and thereby depress our price per share of common stock.

Sales of a substantial number of shares of our common stock into the public market by the Selling Stockholders may result in significant downward pressure on the price of our common stock and may affect the ability of our stockholders to realize any trading price of our common stock.

Sales of a substantial number of shares of our common stock into the public market by the Selling Stockholders may result in significant downward pressure on the price of our common stock and may affect the ability of our stockholders to realize any trading price of our common stock when and if a trading market develops for our common stock.

Any significant downward pressure on the price of our common stock as the Selling Stockholders sell their shares of our common stock could encourage other stockholders to sell as well as short sales by the Selling Stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

The sale by our stockholders of restricted shares, either pursuant to a resale prospectus or Rule 144, may adversely affect our ability to raise the funds we will require to effectuate our business plan.

As of March 31, 2021 we had 87,352,364 shares issued and outstanding, of which 61,248,711 are deemed “control” or “restricted” securities within the meaning of Rule 144. The possibility that substantial amounts of our common stock may be sold into the public market, either under Rule 144, or pursuant to a resale registration statement, may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital in the future through the sale of equity securities because of the perception that future re-sales could decrease our stock price and because of the availability of resale shares to those interested in investing in our common stock.

Mr. Harmel S. Rayat, directly and through wholly owned entities owns a majority of our issued and outstanding stock. This ownership interest will permit Mr. Rayat to influence or control significant corporate decisions.

As of March 31, 2021, Mr. Harmel S. Rayat, a director, beneficially owned approximately 72.05% of our common shares (including shares issuable upon exercise of outstanding warrants). See the beneficial ownership table in the section of this Form 10-K titled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

As a result, Mr. Rayat may be able to exercise significant influence or control over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Mr. Rayat’s interests may be different from yours. For example, he may support proposals and actions with which you may disagree or which are not in your interest. This concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, Mr. Rayat could use his voting influence to maintain our existing management and directors in office, or support or reject other management and board proposals that are subject to stockholder approval, such as the adoption of employee stock plans and significant unregistered financing transactions.

There are options to purchase shares of our common stock currently outstanding.

As of the date of this Form 10-K we have granted options to purchase shares of our common stock to various persons and entities, under which we could be obligated to issue up to 5,895,570 shares of our common stock. The exercise prices of these options range from $1.05 to $4.20 per share. If issued, the shares underlying these options would increase the number of shares of our common stock currently outstanding and dilute the holdings and voting rights of our then-existing stockholders. The sale of the shares issued upon the exercise of such options may also place downward pressure on our stock price.

There are warrants to purchase shares of our common stock currently outstanding.

As of the date of this Form 10-K we have issued warrants to purchase shares of our common stock to various persons and entities, under which we could be obligated to issue up to 12,296,912 shares of common stock. Each of the warrants may be exercised on a “cashless basis” using the formula set forth therein at prices ranging from $1.54 to $3.45 per share. If exercised the shares issuable may be resold immediately pursuant to Rule 144, to the extent available. Such sales could exert downward pressure on the market price of our common stock and may cause other stockholders and others to sell their stock or to enter into short sales transactions which will further exacerbate the downward pressure on the stock price.

We may sell additional equity securities in the future and your ownership interest in the Company may be diluted as a result of such sales.

We intend to sell additional equity securities in order to fully implement our business plan. Such sales will be made at prices determined by our board of directors based on factors deemed appropriate at the time; accordingly, such sales by us could be made at prevailing market prices at the time, in which case, investors could experience dilution of their investment.

We may issue preferred stock which may have greater rights than our common stock.

Our Articles of Incorporation allow our Board of Directors to issue up to 10,000,000 shares of preferred stock. Currently, no shares of preferred stock are issued and outstanding. However, we can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from the holders of our common stock. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock. In addition, such preferred stock may contain provisions allowing it to be converted into shares of common stock, which could dilute the value of our common stock to then current stockholders and could adversely affect the market price, if any, of our common stock.

Our compliance with changing laws and rules regarding corporate governance and public disclosure may result in additional expenses to us which, in turn, may adversely affect our ability to continue our operations.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and, in the event that we are ever approved for listing on a registered national exchange, such exchange’s rules, will require an increased amount of management attention and external resources. We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Our failure to adequately comply with any of these laws, regulations, standards or rules may result in substantial fines or other penalties and could have an adverse impact on our ongoing operations.

Because we do not intend to pay dividends for the foreseeable future you should not purchase our shares if you are seeking dividend income.

We currently intend to retain future earnings, if any, to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize their investment.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability, which may result in a major cost to us and hurt the interests of our stockholders because corporate resources may be expended for the benefit of officers and/or directors.

Our articles of incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s promise to repay us if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us, which we will be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter, if it were to occur, is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 4 Becker Farm Road, Suite 105, Roseland, New Jersey, where we lease approximately 2,500 square feet of space. The lease for this facility expires in August 2022.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is listed on the OTC Pink-Current under the symbol “RCAR”. As of March 30, 2021, there were approximately 362 stockholders of record (this number does not include stockholders who hold their stock through brokers, banks and other nominees).

Transfer Agent

The transfer agent of our common stock is Worldwide Stock Transfer, LLC, having an office at One University Plaza, Suite 505, Hackensack, NJ, USA 07601; their phone number is (201) 820-2008.

Penny Stock

Our stock is currently exempt from the “penny stock” rules. However, should our stock price remain under $5.00 per share and our net tangible assets drop below $2,000,000, our stock will then be deemed a “penny stock.” The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the Commission shall require by rule or regulation. The broker-dealer also must provide to the customer, prior to effecting any transaction in a penny stock: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules.

Rule 144

There were 87,352,364 shares of our common stock issued and outstanding at March 31, 2021, of which 61,248,711 shares are deemed either “restricted securities” or “control securities” within the meaning of Rule 144. Absent registration under the Securities Act, the sale of restricted or control shares is subject to Rule 144, as promulgated under the Securities Act.

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

Dividend Policy

We have not paid any dividends on our common stock and our Board of Directors (the “Board”) presently intends to continue a policy of retaining earnings, if any, for use in our operations. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. The Nevada Revised Statutes prohibit us from declaring dividends if after giving effect to the distribution of the dividend:

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion and Analysis

The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, and should be read in conjunction with our financial statements and related notes. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In addition, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those discussed in “Forward Looking Statements,” and elsewhere in this Form 10-K.

Overview

We are a development-stage medical device company focusing on the research, development and commercialization of autologous (using a patient's own cells) cellular therapies that can be used for medical and aesthetic applications. The Company does not have any commercialized products. The Company's activities have consisted principally of performing research and development activities, business development efforts, and raising capital to support such activities.

The Company, through its wholly owned subsidiary, RenovaCare Sciences Corp., owns the CellMist™ System which is comprised of (a) a treatment methodology for cell isolation for the regeneration of human skin cells and other tissues (the “CellMist™ Solution”) and (b) a solution sprayer device (the (SkinGun™”) for delivering cells to the treatment area.

In August 2020, the Company announced that the US Food and Drug Administration (FDA) conditionally approved the Company’s Investigational Device Exemption (IDE) application to conduct a clinical trial to evaluate the safety and feasibility of autologous skin and pluripotent stem cells rendered by its manual CellMist™ System from donor skin and applied topically with the electronic SkinGun™ spray device for treatment of acute burn wounds. The clinical trial protocol is an open-label single-arm clinical study that will enroll 14 adult human burn subjects with partial-thickness, second-degree thermal burn wounds covering between 10% and 30% total body surface area. The Company expects to conduct the clinical study at four (4) U.S. burn centers commencing in the second quarter of 2021.

The development of our new closed, automated cell isolation device for the CellMistTM System is in the early stage and we anticipate that we will be required to expend significant time and resources to further develop our technology and determine whether a commercially viable product can be developed. Research and development of new technologies involves a high degree of risk and there is no assurance that our development activities will result in a commercially viable product. The long-term profitability of our operations will be, in part, directly related to the cost and success of our development programs, which may be affected by a number of factors.

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

Additionally, there is significant uncertainty relating to the full impact of the COVID-19 pandemic on the Company’s operations and capital requirements. Should financing when needed be unavailable or prohibitively expensive or the COVID-19 pandemic continue, it may adversely affect the Company’s ability to (i) retain employees and consultants; (ii) obtain additional financing on terms acceptable to the Company, if at all; (iii) delay regulatory submissions and approvals; (iv) delay, limit or preclude the Company from the operation of clinical study sites and testing laboratories; (v) delay, limit or preclude the Company from achieving technology or product development goals, milestones, or objectives; and (vi) preclude or delay entry into joint venture or partnership arrangements. The occurrence of any one or more of such events may affect the Company’s ability to continue its pathway to commercialization of its technology or products.

Components of Our Results of Operations

Revenue

To date we have not generated any product revenues and do not expect to generate any revenue for the foreseeable future. Our ability to generate revenue and become profitable depends upon our ability to obtain marketing approval and successfully commercialization of our CellMistTM System.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our CellMistTM System and include:

•	pilot-scale manufacturing of our cell isolation and SkinGunTM spray devices.
•	employee-related expenses associated with our research and development activities, including salaries, benefits, travel and non-cash stock-based compensation expenses.
•	costs associated with regulatory operations and regulatory compliance.
•	expenses incurred under agreements related to our clinical trials.
•	other research and development costs including contract consulting fees and non-cash stock-based compensation to contract research organizations (CROs) and other third parties.

We do not believe that it is possible at this time to accurately project total expenses required for us to reach commercialization of our CellMistTM System. In the future, we expect that research and development expenses will increase due to our ongoing product development and approval efforts. We expense research and development costs as incurred.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, including non-cash stock-based compensation related to directors and employees, professional service costs including legal, accounting, and other consulting fees and other general and administrative expenses including investor relations, insurance, and facilities costs. We expect general and administrative expenses to increase in the future as we hire personnel and incur additional costs to support the expansion of our research and development activities and our operation as a public company.

Other Income

Other income consists of interest income earned on our cash and cash equivalents.

Income Taxes

We have yet to generate taxable income. We have historically incurred operating losses resulting in carry forward tax losses totaling approximately $22.3 million as of December 31, 2020. We anticipate that we will continue to generate tax losses for the foreseeable future and that we will be able to carry forward these tax losses indefinitely to future taxable years. Accordingly, we do not expect to pay taxes until we have taxable income after the full utilization of our carry forward tax losses. We have provided a full valuation allowance with respect to the deferred tax assets related to these carry forward losses.

Results of Operations

Comparison of Years Ended December 31, 2020 and December 31, 2019

Research and Development Expenses

	Year Ended December 31,		Increase
	2020	2019
Manufacturing clinical supplies	$1,675,935	$286,296	$1,389 639
Personnel related (including stock-based compensation)	1,812,305	61,807	1,750 498
Clinical trials	129,650	-	129,650
Regulatory	96,688	16,388	80,300
All other	419,347	381,454	37,893
Total research and development expenses	$4,133,925	$745,945	$3,387,980

Total research and development expenses increased by $3.4 million from $0.7 million in the year ended December 31, 2019 to $4.1 million in the year ended December 31, 2020. Manufacturing clinical supplies increased $1.4 million due to the pilot-scale manufacturing of the components of the CellMist™ System and the electronic SkinGun™ spray device to be used in our clinical trials. We expect costs associated with manufacturing clinical supplies to decrease in 2021 as we move into the clinical trial stage of our research and development program. Personnel related expenses increased $1.8 million due to the hiring of employees to support the development of our CellMist™ System. The $1.8 million of personnel related expenses in 2020 include $1.5 million of stock-based compensation. Clinical trial expenses increased $0.1 million due to initial costs associated with preparing for clinical trials which are expected to begin in 2021. We expect clinical trial expenses to increase significantly in 2021. Regulatory expenses increased $80 thousand to support additional regulatory compliance as we expanded our research and development efforts in 2020. All other expenses increased $38 thousand, and primarily consist of CRO services outsourced by the Company to evaluate the safety and feasibility of an autologous skin cell therapy using the Company’s products to facilitate burn wound healing.

We expect clinical trial expenses to increase significantly in 2021. Regulatory expenses increased $80 thousand to support additional regulatory compliance as we expanded our research and development efforts in 2020. All other expenses increased $38 thousand, and primarily consist of CRO services outsourced by the Company to evaluate the safety and feasibility of an autologous skin cell therapy using the Company’s products to facilitate burn wound healing.

General and Administrative

	Year Ended December 31,		Increase / (Decrease)
	2020	2019
Personnel related (including stock-based compensation)	$3,346,695	$656,351	$2,690,344
Professional and consultant fees (including stock-based compensation)	1,592,685	1,899,577	(306,892)
All other	603,793	388,449	215,344
Total general and administrative expenses	$5,543,173	$2,944,377	$2,598,796

General and administrative expenses increased by $2.6 million from $2.9 million for the year ended December 31, 2019 to $5.5 million for the year ended December 31, 2020. Excluding stock-based compensation general and administrative expenses increased by $0.1 million. Personnel related expenses increased $2.7 million of which $2.1 million is attributable to stock-based compensation. The increases in personnel related expenses are due to the addition of our new Chief Executive Officer in November 2019, our new Chief Financial Officer in July 2020 and stock options granted to employees and directors. Professional and consultant fees decreased $0.3 million due to $1.0 million of decreased costs related to corporate compliance and governance matters offset by an increase in stock-based compensation to consultants in the amount of $0.4 million and an increase in other professional and consultant fees in the amount of $0.3 million. All other general and administrative expenses increased $0.2 million primarily due to increased insurance and facilities costs.

Other Income

Other income which consists of interest income decreased $0.2 million due to a lower average cash balance during the year and lower interest rates being earned on deposits.

Liquidity and Capital Resources

The Company does not have any commercialized products, has not generated any meaningful revenue since inception and has sustained recurring losses and negative cash flows since inception. The Company has incurred operating losses of $9,677,098 and $3,690,322 for the years ended December 31, 2020 and 2019. The Company expects to incur losses as it continues development of its products and technologies. Historically, the Company has been funded through the sale of equity securities and debt financings. As of December 31, 2020, the Company had $7,412,969 of cash. The Company believes that it currently has sufficient cash to meet its funding requirements over the next year.

Net cash used in operating activities was $4.7 million during the year ended December 31, 2020, primarily due to our net loss of $9.5 million offset by changes in our operating assets and liabilities of $0.3 million and non-cash charges of $4.2 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2020 consisted primarily of $1.1 million increase in accounts payable offset by a $0.3 million decrease in other current assets and a $0.1 million decrease on accounts payable – related parties.

Net cash used in investing was $49 thousand for the year ended December 31, 2020 and $0 for the year ended December 31, 2019. The increase was attributable to the Company entering into a lease for its corporate headquarters, paying a security deposit along with purchasing equipment for the new office.

There was no net cash used in financing activities during the years ended December 31, 2020 and 2019.

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

Plans for Next Twelve Months

During the next twelve months we intend to continue our research and development efforts on the CellMistTM System. As part of these efforts, we intend to pursue certain filings with regulatory bodies, including, but not limited to, the FDA, seeking regulatory clearance for clinical studies of the CellMistTM System. There is no assurance the Company will be able to successfully make any such filings or will receive any such clearance.

Share Capital

At December 31, 2020, we had:

•	Authorized share capital of 10,000,000 preferred shares with par value of $0.0001.
•	Authorized share capital of 500,000,000 common shares with par value of $0.00001 each.
•	87,352,364 common shares were issued and outstanding.

Market Risk Disclosures

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes during the years ended December 31, 2020 and 2019, and the subsequent period through the date of this annual report.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at December 31, 2020, and the subsequent period through the date of this annual report, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

The following audited consolidated financial statements are filed as part of this annual report:

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

To the Board of Directors and
Stockholders of RenovaCare, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of RenovaCare, Inc. (the “Company”) as of December 31, 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2020 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Stock-Based Compensation to Employees and Directors – Stock Options

The Company issues various types of equity awards, including stock options. During the year ended December 31, 2020, the Company issued stock options for 3,615,570 shares and recorded stock option related compensation expense of $4,206,252. The Company estimated the fair value of stock options granted using the Black-Scholes option pricing model. The option pricing model required the Company to make a number of assumptions, of which the most significant are expected stock price volatility and the expected option term. Expected volatility was calculated based upon actual historical stock price movements over the period equal to the expected option term, which was calculated using the simplified method. The principal considerations for our determination that performing procedures relating to the Company’s accounting for stock options is a critical audit matter are: (i) the significant judgment made by management in developing of assumptions used to estimate the fair value of stock options granted, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant estimates and assumptions in determining the fair value of stock options granted; and (iii) the audit effort involved in the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the stock-based compensation included the following, among others:

We assessed the accuracy and completeness of the awards granted during the year by reading the relevant Board of Directors minutes and stock option grant documents.

We evaluated the appropriateness of the valuation method used for the stock option grants and whether the method used for determining fair value was applied consistently with the valuation of similar grants in prior periods.

We evaluated the significant assumptions used by management to calculate the fair value of stock options granted. Such evaluation included independent calculation of the expected volatility based upon actual historical stock price movements over the period equal to the expected option term and independent calculation of the stock option term using the simplified method. We utilized our internal valuation group to assist in evaluating the reasonableness of the expected volatility of the Company’s stock option grants.

We developed an independent estimate of the fair value for grants during the year and compared our estimate of fair value to the fair value used by management.

We assessed the appropriateness of the disclosures in the consolidated financial statements.

/s/ PKF O’Connor Davies, LLP

New York, New York

March 31, 2021

We have served as the Company’s auditor since October 1, 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

RenovaCare, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of RenovaCare, Inc. and Subsidiary (the “Company”) as of December 31, 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP

Marcum llp

We have served as the Company’s auditor from 2018 to 2020.

Melville, NY
May 14, 2020

RENOVACARE, INC AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2020 AND 2019

	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$7,412,969	$12,185,248
Other current assets	566,275	102,500
Total current assets	7,979,244	12,287,748

Fixed assets, net	38,640	—
Intangible assets	152,854	152,854
Security deposit	7,995	—
Right of use asset	79,462	—
Other assets	137,749	—
Total assets	$8,395,944	$12,440,602

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,237,437	$169,044
Accounts payable - related parties	—	111,696
Operating lease liability	51,125	—
Total current liabilities	1,288,562	280,740

Operating lease liability	28,607	—
Total liabilities	1,317,169	280,740

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.00001 par value; 500,000,000 shares authorized, 87,352,364 shares issued and outstanding at December 31, 2020 and 2019	874	874
Additional paid-in capital	36,846,082	32,378,833
Retained deficit	(29,768,181)	(20,219,845)
Total stockholders' equity	7,078,775	12,159,862
Total liabilities and stockholders' equity	$8,395,944	$12,440,602

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2020	2019

Revenue	$—	$—

Operating expenses

Research and development	4,133,925	745,945
General and administrative	5,543,173	2,944,377
Total operating expenses	9,677,098	3,690,322

Loss from operations	(9,677,098)	(3,690,322)

Other income (expense)
Interest income	128,762	332,240
Total other income (expense)	128,762	332,240

Net loss	$(9,548,336)	$(3,358,082)

Basic and Diluted Loss per Common Share	$(0.11)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	87,352,364	87,237,053

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Common Stock		Additional Paid	Retained	Total Stockholders'
	Shares	Amount	-in Capital	Deficit	Equity

Balance, December 31, 2018	87,175,522	$872	$32,187,580	$(16,861,763)	$15,326,689

Issuance of common stock from the cashless exercise of warrants	176,842	2	(2)	—	—
Stock based compensation	—	—	191,255	—	191,255
Net loss for the year ended December 31, 2019	—	—	—	(3,358,082)	(3,358,082)
Balance, December 31, 2019	87,352,364	$874	$32,378,833	$(20,219,845)	$12,159,862

Stock based compensation	—	—	4,206,252	—	4,206,252
Stock based compensation issued for prepaid services	—	—	260,997	—	260,997
Net loss for the year ended December 31, 2020	—	—	—	(9,548,336)	(9,548,336)
Balance, December 31, 2020	87,352,364	$874	$36,846,082	$(29,768,181)	$7,078,775

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(9,548,336)	$(3,358,082)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation expense	2,633	264
Stock based compensation expense	4,206,252	191,255
Amortization of right of use asset	19,389	—
Changes in operating assets and liabilities:
(Increase) decrease in other current assets	(340,528)	66,207
Increase (Decrease) in accounts payable	1,068,394	(53,119)
Increase in accounts payable - related parties	(111,696)	108,696
(Decrease) in interest payable - related parties	—	(167,497)
(Decrease) in lease liability	(19,119)	—
Net cash flows used in operating activities	(4,723,011)	(3,212,276)

Cash flows from investing activities
Payment for security deposit	(7,995)
Purchase of equipment	(41,273)	—
Net cash flows from investing activities	(49,268)	—

Decrease in cash and cash equivalents	(4,772,279)	(3,212,276)

Cash and cash equivalents at beginning of year	12,185,248	15,397,524

Cash and cash equivalents at end of year	$7,412,969	$12,185,248

Supplemental disclosure of cash flow information:
Interest paid in cash	$—	$167,497

Supplemental disclosure of non-cash transactions:
Stock based compensation issued for prepaid services	$260,997	$—

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of operations

RenovaCare, Inc., through its wholly owned subsidiary, RenovaCare Sciences Corp. (collectively, the “Company”) is a development-stage company focusing on the research, development and commercialization of autologous (using a patient’s own cells) cellular therapies that can be used for medical and aesthetic applications.

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

On July 12, 2013, the Company completed the acquisition of its flagship technologies (collectively, the “CellMistTM System”) along with associated United States patent applications and two foreign patent applications, all of which have been granted. In August 2019, the Company was awarded a continuation of a patent allowing the Company’s novel solution sprayer device (the “SkinGunTM”) to be used to spray all varieties of tissues and cells, thus allowing for its potential application in the regeneration of tissues and organs, beyond skin; and, in November 2020, the Company was issued two new patents encompassing improvements to the SkinGun™, expanding its potential application beyond the surgical setting into the field, and allowing the use of liquid suspension solutions to include drugs, hormones, and other useful agents.

The CellMistTM System is comprised of (a) a treatment methodology for cell isolation for the regeneration of human skin cells (the “CellMistTM Solution”) and (b) a solution sprayer device (the “SkinGunTM”) for delivering the cells to the treatment area. The CellMist™ System facilitates rapid healing of wounds or other afflicted tissues when applied topically as a gentle cell mist using the patented RenovaCare SkinGun™. The Company’s SkinGun™ is used to spray a liquid suspension of a patient’s stem cells – the CellMist™ Solution – on to wounds.

As of December 31, 2020, the Company had a cash balance of $7,412,969. The Company anticipates that it will remain engaged in research and product development activities through at least December 31, 2022. Based on the Company’s current level of operations and expenditures, we believe that absent any modification or expansion of our existing research, development and testing activities, cash on hand as of December 31, 2020 will be sufficient to enable the Company to continue operation through the twelve months following the issuance of this Annual Report on Form 10-K. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it may need to raise additional capital to accomplish its business plan over the next several years. The Company expects to seek to obtain funding through the sale of its equity or convertible debt. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

Additionally, there is significant uncertainty relating to the full impact of the COVID-19 pandemic on the Company’s operations and capital requirements. Should financing when needed be unavailable or prohibitively expensive or the COVID-19 pandemic continue, it may adversely affect the Company’s ability to (i) retain employees and consultants; (ii) obtain additional financing on terms acceptable to the Company, if at all; (iii) delay regulatory submissions and approvals; (iv) delay, limit or preclude the Company from the operation of clinical study sites and testing laboratories; (v) delay, limit or preclude the Company from achieving technology or product development goals, milestones, or objectives; and (vi) preclude or delay entry into joint venture or partnership arrangements. The occurrence of any one or more of such events may affect the Company’s ability to continue on its pathway to commercialization of its technology or products.

Note 2. Significant Accounting Policies

Principles of Consolidation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of the Company and its wholly owned subsidiary, RenovaCare Sciences Corp. All intercompany transactions and balances have been eliminated. RenovaCare Sciences Corp. was incorporated under the laws of the State of Nevada on June 12, 2013.

New Accounting Standards

Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative non-governmental US GAAP as found in the Financial Accounting Standards Board's Accounting Standards Codification.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning in fiscal 2021. The Company does not expect ASU 2019-12 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents may at times exceed federally insured limits. The Company did not have any cash equivalents as of December 31, 2020 and 2019.

Fair Value of Financial Instruments

The Company accounts for fair value measurements for financial assets and financial liabilities in accordance with FASB ASC Topic 820, “Fair Value Measurements”. The authoritative guidance, which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3: Unobservable inputs for the asset or liability.

As of December 31, 2020 and 2019, the Company did not have any assets or liabilities that were measured at fair value on a recurring basis.

The Company’s financial statements include cash and accounts payable which are short term in nature and, accordingly, approximate fair value. It is the Company’s policy to measure non-financial assets and liabilities at fair value on a nonrecurring basis. The instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (such as evidence of impairment), which if material, are disclosed in the accompanying notes.

Research and Development Expenses

The Company expenses research and development expenses to operations as incurred. Research and development expenses consist of (i) regulatory compliance, (ii) pilot-scale manufacturing of the Company’s cell isolations and SkinGun™ spray, (iii) employee-related expenses including salaries, benefits, travel and stock-based compensation, (iv) clinical trials and (v) other research and development costs including consulting fees and stock-based compensation to contract research organizations (CROs) other third parties.

The Company accounts for nonrefundable advance payments for goods and services that will be used in future research and development as expenses when the services have been performed or when the goods have been received rather than when the payment is made.

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

Intangible Assets

The Company’s intangible asset consists primarily of the CellMistTM System technology that the Company acquired in 2013 and is recorded at cost. At the time of acquisition, the technology had not reached technological feasibility. The amount capitalized is accounted for as an indefinite-lived intangible asset, subject to impairment testing until completion or abandonment. Upon successful completion, a determination will be made as to the then useful life of the intangible asset, generally determined by the period in which substantially all of the cash flows are expected to be generated and begin amortization. The Company tests the intangible asset for impairment at least annually or more frequently if impairment indicators exist after performing a qualitative analysis. Management has multiple criteria that it considers when performing the qualitative analysis. The results of this review are then weighed and prioritized. If the totality of the relevant events and circumstances indicate that the intangible asset is not impaired, additional impairment tests are not necessary.

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

Stock-Based Compensation

The Company grants options to purchase common stock to its employees, directors and consultants under its stock option plan. The Company values these share-based awards using the Black-Scholes option valuation model (the “Black-Sholes model”). The determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. The variables include, expected term of the award, expected stock price volatility over the expected term of the awards and the risk-free interest rate. The Company accounts for forfeitures of share-based payment awards as they occur.

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

Net Loss Per Share

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

Following is the computation of basic and diluted net loss per share for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders	$(9,548,336)	$(3,358,082)
Denominator:
Weighted average number of common shares outstanding	87,352,364	87,237,053
Basic and diluted EPS	$(0.11)	$(0.04)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	5,895,570	2,317,500
Warrants	12,296,912	13,106,912
Total shares not included in the computation of diluted losses per share	18,192,482	15,424,412

Related Party Transactions

A related party is generally defined as (i) any person who holds 10% or more of the Company's securities and their immediate families; (ii) the Company's management; (iii) someone who directly or indirectly controls, is controlled by or is under common control with the Company; or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is a related party transaction when there is a transfer of resources or obligations between related parties. See “Note 9. Related Party Transactions” for further discussion.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains deposits in an accredited financial institution in excess of federally insured limits. The Company deposits its cash in a financial institution that it believes has high credit quality and has not experienced any losses on such account and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Note 3. Assets – Intellectual Property

On July 12, 2013, the Company, together with its wholly owned subsidiary, RenovaCare Sciences, entered into an asset purchase agreement (“APA”) with Dr. Jörg Gerlach, MD, PhD, pursuant to which RenovaCare Sciences purchased all of Dr. Gerlach’s rights, title and interest in the CellMistTM System. Acquisition related costs amounted to $52,852 and were capitalized together with the cash payment upon the closing of the transaction in July 2013 of $100,002. Intangible assets amounted to $152,854 as of December 31, 2020 and 2019.

Note 4. Other Current Assets

Other current assets consist of the following:

	December 31,	December 31,
	2020	2019
Prepaid insurance	$54,180	$-
Prepaid stock options for services	86,999	-
Prepaid professional fees	65,000	90,000
Prepaid research and development expense	289,746	-
Other prepaid costs	70,350	12,500
Total prepaid expenses	$566,275	$102,500

Note 5. Common Stock and Warrants

Common Stock

At December 31, 2020, the Company had 500,000,000 authorized shares of common stock with a par value of $0.00001 per share, 87,352,364 shares of common stock outstanding and 13,962,695 shares reserved for future issuances under the Company’s 2013 Long-Term Incentive Plan (the “2013 Plan”) as adopted and approved by the Company’s Board of Directors (the “Board”) on June 20, 2013 that provides for the grant of stock options to employees, directors, officers, and consultants. See “Note 7. Stock Options” for further discussion.

During the year ended December 31, 2020, the Company did not have any common stock transactions.

During the year ended December 31, 2019 a consultant exercised Series A Warrants to purchase up to 240,000 shares of common stock, in a cashless exercise resulting in the issuance of 176,842 shares of common stock.

Warrants

The Company has issued warrants to purchase common stock at various exercise prices in connection with loan agreements and private placements. The following table summarizes information about warrants outstanding at December 31, 2020 and 2019:

	Shares of Common Stock Issuable from Warrants Outstanding as of
	December 31,	December 31,
Description	2020	2019	Exercise Price	Expiration
Series D	-	810,000	$1.10	June 5, 2020
Series E	584,416	584,416	$1.54	September 8, 2021
Series F	7,246	7,246	$3.45	February 23, 2022
Series G	460,250	460,250	$2.68	July 21, 2022
Series H	910,000	910,000	$2.75	October 16, 2022
Series I	10,335,000	10,335,000	$2.00	November 26, 2025
Total	12,296,912	13,106,912

Note 6. Stock Options

On June 20, 2013, the Company’s Board adopted the 2013 Long-Term Incentive Plan and on November 15, 2013, a stockholder owning a majority of the Company’s issued and outstanding stock approved adoption to the 2013 Plan. Pursuant to the terms of the 2013 Plan, an aggregate of 20,000,000 shares of the Company’s common stock have been reserved for issuance to the Company’s officers, directors, employees and consultants in order to attract and hire key technical personnel and management. Options granted to employees under the 2013 Plan, including directors and officers who are employees, may be incentive stock options or non-qualified stock options; options granted to others under the 2013 Plan are limited to non-qualified stock options. As of December 31, 2020, there were 13,962,695 shares available for future grants.

The 2013 Plan is administered by the Board or a committee designated by the Board. Subject to the provisions of the 2013 Plan, the Board has the authority to determine the officers, employees and consultants to whom options will be granted, the number of shares covered by each option, vesting rights and the terms and conditions of each option that is granted to them; however, no person may be granted options to purchase more than 2,000,000 shares in any one fiscal year under the 2013 Plan, and the aggregate fair market value (determined at the time the option is granted) of the shares with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year cannot exceed $100,000. Options granted pursuant to the 2013 Plan are exercisable no later than ten years after the date of grant.

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

The following table summarizes stock option activity for the year ended December 31, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2019	2,317,500	$3.41	5.68	$1,460,507
Grants	3,615,570	$2.31
Forfeited	(37,500)	$4.20
Outstanding at December 31, 2020	5,895,570	$2.45	5.14	$3,376,267
Vested and Exercisable at December 31, 2020	2,095,299	$2.06	5.06	$1,920,571
Unvested at December 31, 2020	3,800,271	$2.66	5.18	$1,455,696

The valuation methodology used to determine the fair value of stock options is the Black-Scholes Model. The Black Scholes Model requires the use of a number of assumptions including volatility of the stock price, the risk-free interest rate, and the expected term of the stock options. The ranges of assumptions used in the Black-Scholes Model during the years ended December 31, 2020 and 2019 are set forth in the table below:

	Years Ended December 31,
	2020	2019
Risk-free interest rate	0.21- 1.67%	1.65%
Expected term in years	3.25 - 6.00	3.33
Weighted Avg. Expected Volatility	97.20 – 110.71%	102%
Expected dividend yield	0%	0%

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the expected term. Estimated volatility is a measure of the amount by which the stock price is expected to fluctuate each year during the term of an award. Our calculation of estimated volatility is based on historical stock prices over a period equal to the term of the awards. The average expected life is based on the contractual terms of the stock option using the simplified method. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. Future stock-based compensation may significantly differ based on changes in the fair value of our Common Stock and our estimates of expected volatility and the other relevant assumptions.

The share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time is expensed over the respective vesting periods. During the years December 31, 2020 and 2019, the Company recognized $4,206,252 and $191,255, respectively, in share-based compensation. As of December 31, 2020, the Company had $3,782,426 unrecognized compensation cost related to unvested stock options to be amortized through 2023. Stock-based compensation has been included in the consolidated statement of operations as follows:

	Years Ended December 31,
	2020	2019
Research and development	$1,536,168	$-
General and administrative	2,670,084	191,255
Total	$4,206,252	$191,255

Note 7. Leases

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

Supplemental lease information as of December 31, 2020:

Right-of-use asset	$79,462
Short-term operating lease liability	$51,125
Long-term operating lease liability	$28,607
Remaining term	1.6 years
Discount rate	7%

The Company does not have any finance leases.

Supplemental cash flow information for the nine months ended December 31, 2020:

Cash paid for amount included in the measurement of lease liabilities for operating lease	$26,134
Right-of-use asset obtained in exchange for lease obligation	$98,402

The Company leases office space under a non-cancellable operating lease expiring in 2022. Future lease payments included in the measurement of lease liabilities on the balance sheet at December 31, 2020 for future periods are as follows:

Years ending December 31, 2020,
2021	$52,787
2022	$31,213
Total future minimum lease payments	$84,000
Less imputed interest	$4,538
Total	$79,462

Note 8. Commitments

In connection with the Company’s anticipated regulatory filings, the Company has engaged StemCell Systems GmbH (“StemCell Systems”) to provide it with prototypes and related documents under various agreements. On July 1, 2020, the Company and StemCell Systems entered into a Strategic R&D Agreement (“Strategic Agreement”) having an initial term of three years with successive one-year extensions unless earlier terminated. The Strategic Agreement includes a $25,000 monthly fee to paid to SCS along with any additional expenses incurred. The Company, StemCell Systems and certain affiliates of StemCells entered into a Rights of First Refusal and Corporate Opportunities Agreement (“the “ROFR Agreement”). Pursuant to the ROFR Agreement, (i) in the event a StemCell Systems stockholder receives an offer fro a third party to acquire the StemCell Systems stockholders ownership interest, the Company shall have ten business days to purchase such ownership, and (ii) if during the terms of the Strategic Agreement, any StemCell Systems inventions, with respect to skin, burns and wounds, designs, inventions and among other things, whether or not patentable, copyrightable or otherwise legally protectable are discovered by StemCell Systems, the Company shall have the first option to negotiate mutually agreeable terms for the Company’s acquisition or licensing of the StemCell Systems invenstions. Pursuant to these engagements the Company incurred expenses of approximately $480,000 and $310,000 during the years ended December 31, 2020 and 2019, respectively.

On June 3, 2019, the Company entered into a Charitable Gift Agreement with the University of Pittsburgh (“University”), pursuant to which the Company committed to provide a charitable donation to the University in the agreement amount of $250,000 (the “Grant”). The Company will pay the Grant in four quarterly installments with the first payment made on or before July 1, 2019. During the years ended December 31, 2020 and 2019, the Company made payments totaling $125,000 and $125,000, respectively. As of December 31, 2020 the Company’s obligation under the Grant has been satisfied.

Note 9. Related Party Transactions

During the year ended December 31, 2020, Talia Jevan Properties, Inc. made payments totaling $10,811 to Stephen Yan-Klassen, former CFO, for his salary on behalf of the Company. Talia Jevan Properties, Inc. is a related party of Harmel Rayat, former Chairman of the Board. The total compensation Talia Jevan Properties, Inc. made to Stephen Yan-Klassen during the years ended December 30, 2020 and 2019 was $10,811 and $22,583, respectively.

On August 1, 2013, the Company entered into a consulting agreement, as amended on May 1, 2016, with Jatinder Bhogal, an individual owning in excess of 5% of the Company’s issued and outstanding shares of common stock, to provide consulting services to the Company through his wholly owned company, Vector Asset Management, Inc. (“VAM”). Pursuant to the consulting agreement VAM assisted the Company with identifying subject matter experts in the medical device and biotechnology industries and assisted the Company with its ongoing research, development and eventual commercialization of its Regeneration Technology. Pursuant to an amendment dated May 1, 2016, the VAM monthly consulting fee was increased from $5,000 to $6,800. On June 22, 2018, the Company and VAM entered into an Executive Consulting Agreement (“ECA”) pursuant to which Mr. Bhogal served as the Company’s Chief Operating Officer. The ECA supersedes the prior consulting agreement. Pursuant to the ECA, VAM will receive compensation of $120,000 per year. On July 1, 2020 the Company amended the agreement and paid VAM $4,000 monthly through November 30, 2020 and $200 per month thereafter until May 31, 2021 at which time the agreement will expire. During the years ended December 31, 2020 and 2019, the Company recognized expenses of $84,000 and $120,000 for consulting services provided by VAM. Jatinder Bhogal resigned as the Company’s COO effective June 30, 2020.

Kalen Capital Corporation (“KCC”) is wholly owned by Mr. Harmel Rayat, the former Chairman of the Board. On April 1, 2020 KCC provided a short-term advance of $50,000 to the Company. The short-term advance was repaid by the Company to KCC in July 2020. The Company paid KCC $65,156 for reimbursable expenses in October 2020.

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

There is no current or deferred tax expense for 2020 and 2019, due to the Company’s loss position. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a full valuation allowance against the deferred tax asset.

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities is a result of the following at December 31:

	2020	2019
Deferred tax assets (liability):
Net operating loss and contribution carryforwards	$4,677,000	$3,838,000
Fixed asset	1,000	—
Intangible asset	(16,000)	(14,000)
Capital loss carryforward	—	—
Charitable contributions	53,000	—
Stock-based compensation	696,000	248,000
	5,411,000	4,072,000
Valuation allowance	(5,411,000)	(4,072,000)
Net deferred tax assets	$—	$—

The 2020 increase in the valuation allowance was $1,339,000 compared to an increase of $711,000 in 2019.

The Company has available net operating loss and contribution carryforwards of approximately $22,272,000 for tax purposes to offset future taxable income which $10,003,000 incurred prior to 2018 expire through the year 2037 while $12,269,000 incurred subsequent do not expire. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss and contribution carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period. The tax years 2017 through 2020 remain open to examination by federal agencies and other jurisdictions in which it operates.

A reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for the years ended December 31 follows:

	2020	2019
Statutory federal income tax rate	21%	21%
Permanent differences and other	(3.91)%	0%
NOL expirations	(3.10)
True-up	0.03
Valuation allowance	(14.02)%	(21)%
Total	0%	0%

Note 10. Subsequent Events

Management has reviewed material events subsequent of the period ended December 31, 2020 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events.”

On March 25, 2021, Mr. Alan L. Rubino, notified the Board of Directors of his decision to resign as the Company’s Chairman, President and Chief Executive Officer effective immediately due to his desire to retire from full-time employment. On March 26, 2021, the Board of Directors appointed Kaiyo Nedd, M.D. as the Company’s President and Chief Executive Officer and Mr. Harmel S. Rayat as the Company’s Chairman.

On March 26, 2021, Mr. Rubino and the Company entered into a Separation and Release of Claims Agreement (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Rubino will provide transitional consulting and advisory services for a period of six months. As consideration for the entering into the Separation Agreement, Mr. Rubino will (i) receive an amount equal to his base salary through September 26, 2021 and (ii) the Company will provide health insurance coverage through June 30, 2021. Additionally, pursuant to the Separation Agreement, Mr. Rubino has forfeited his rights to any and all vested and unvested stock options.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we performed an evaluation under the supervision of and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded, as of the end of the period covered by this Annual Report that our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting as discussed and defined in Management’s Report on Internal Control over Financial Reporting referred to below.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was not effective at December 31, 2020 because of the material weaknesses described below.

As of our fiscal year ended December 31, 2020 and based on the COSO criteria, management identified control deficiencies that constituted material weaknesses. A “material weakness”, as defined by COSO, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is more than a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2020:

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

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), or in factors that could materially affect internal controls, during the year ended December 31, 2020, or subsequent to the date that management completed their evaluation, that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

Item 9B. Other Information

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and text set forth the names and ages of all of the persons serving as our principal executive officer, principal financial officer, directors and executive officers, as of March 31, 2021. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers, subject in each case to the terms and conditions of their respective employment or consulting agreements, serve at the discretion of the Board, and are appointed to serve by the Board.

Name	Age	Position	Director / Officer Since
Harmel S. Rayat	59	Director and Chairman of the Board	March 16, 2021
Kaiyo Nedd, M.D.	47	President, Chief Executive Officer and Director	March 16, 2021
Dr. Robin A. Robinson	65	Chief Scientific Officer	May 26, 2020
Robert W. Cook	65	Chief Financial Officer and Secretary	June 22, 2020

Harmel S. Rayat. Mr. Rayat was appointed to the Board of Directors on March 16, 2021 and was appointed Chairman of the Board on March 26, 2021. Mr Rayat previously served the Company in a number of capacities, including, at various times, as its President and Chief Executive Officer, Chairman and as a member of the Company’s Board of Directors. Mr. Rayat has been a long-time majority stockholder and financial supporter of RenovaCare. Through his family office, Kalen Capital Corporation, he has invested over $20 million RenovaCare since 2013. Mr Rayat’s support was key to advancing the SkinGunTM spray device and CellMist SystemTM from an unpatented technology with little published data to a technology platform with eight patent families, numerous peer reviewed articles and conditional FDA approval of its Investigational Device Exemption application to conduct a clinical trial to evaluate safety and feasibility. Beginning his career in the financial industry as a messenger and mail-room clerk in a stock brokerage in 1981, Mr. Rayat has since invested in a wide range of businesses and sectors, ranging from auto wreckers and alternative energy to raw land and artificial livers. In recent years, and in addition to commercial real estate in Canada and the United States, Mr. Rayat has narrowed his focus to impact investing, despite the high risks associated with early stage, pre-revenue, and pre-clinical companies. His goal is to help inventors, entrepreneurs, and scientists to create and commercialize products and technologies that will have a beneficial impact on society at large.

Kaiyo Nedd, M.D. Dr. Nedd was appointed to the Board of Directors on March 16, 2021 and was appointed President and Chief Executive Officer on March 26, 2021. Dr. Nedd has been a practicing medical doctor for over 20 years in Vancouver B.C. He was educated at the University of British Columbia in cell biology and genetics and at Howard University College of Medicine in Washington D.C. Dr. Nedd subsequently undertook emergency medicine rotation training at Harvard University Brigham and Women’s Hospital and family practice residency training in Vancouver at St. Paul’s Hospital, completing the same in 2002. Since 2002, Dr. Nedd has acted as medical director of West End Medical Centre in Vancouver British Columbia, which has provided a broad patient exposure as well as involvement in several clinical trials and regular participation in pharmaceutical company advisory boards. In recent years, Dr. Nedd’s focus has been on chronic pain, neurological diseases and mental health. He has a deep clinical experience with the management of these conditions and continues to keep abreast of ongoing clinical research. He has consulted extensively as a digital health care solutions specialist and has been instrumental in the development of new telemedicine platforms. Dr. Nedd has served on the board of Doctors of BC, an association of 14,000 physicians and medical students founded in 1900. During his tenure between 2014 and 2017, he created and oversaw the development of new health delivery systems and negotiated with government and private agencies for the financing of new initiatives.

Dr. Robin A. Robinson. From 2008 to 2016, Dr. Robinson was the founding Director of the Biomedical Advanced Research and Development Authority at the U.S. Department of Health and Human Services (HHS). From May 2016 to the present, Dr. Robinson has provided consultation services to multiple multi-national and U.S.-based vaccine, pharmaceutical, venture capital, and scientific consulting companies. Dr Robinson is on the board of multiple vaccine and antiviral drug companies. He has served as head of HHS pandemic influenza program from 2004-2008 and as Director of Vaccines at Novavax, Inc from 1995 – 2004.

Robert W. Cook. Mr. Cook most recently served as Chief Financial Officer of CorMedix Inc. from February 2017 through January 2020. His prior pharma experience includes: Chief Financial Officer of BioBlast Pharma Ltd. from January 2016 through July 2016, Executive Vice President and Chief Financial Officer at Strata Skin Sciences, Inc. from April 2014 to January 2016; Senior Vice President and Chief Financial Officer at Immune Pharmaceuticals, Inc. from August 2013 to March 2014, and its predecessor EpiCept Corporation from April 2004 to August 2013, including one year as Interim President and CEO of EpiCept in which he completed the reverse merger of EpiCept into Immune. Previously he served as CFO of publicly-held Pharmos Corporation from December 1997 to March 2004. Mr. Cook began his career in financial services at the Chase Manhattan Bank and he also held a position as a Vice President in the Healthcare Group at General Electric Capital Commercial Finance. Mr. Cook holds a B.S. in Finance, magna cum laude, from The American University, in Washington, DC.

The following table and text set forth the names and ages of all of all of the persons who served as our directors and executive officers during some portion of 2020 and 2019 and who resigned prior to March 31, 2021, followed by a description of all positions and offices held by each person, the period during which each served as such, the principal occupations and employment of such persons during at least the last five years, and other director positions held currently or during the last five years.

Name	Age	Position	Director / Officer Since
Alan L. Rubino	66	President, Chief Executive Officer and Chairman of the Board	November 2019-March 25, 2021
Thomas Bold	60	President and Chief Executive Officer and Director	December 2013—March 2019
Dr. Lydia M. Evans	67	Director	August 2020-March 2021
Kenneth Kirkland	79	Director	August 2013–March 2021
Jatinder S. Bhogal	53	Chief Operating Officer	June 2018—June 2020
Steve Yan-Klassen	52	Chief Financial Officer	October 2018—June 2020
Patsy Trisler	71	VP-Regulatory and Clinical Affairs (NE)	April 2014 –March 2020

Alan L. Rubino. Mr. Rubino was appointed Chief Executive Officer of the Company, effective November 15, 2019. Mr. Rubino has over 37 years of experience in the biopharmaceutical industry. Most recently, Mr. Rubino served as the President and Chief Executive Officer of Emisphere Technologies, Inc. from September 2012 to November 2019. While at Emisphere, Mr. Rubino helped to position Emisphere among the leading global oral drug delivery firms. Emisphere’s turnaround was enhanced by a new four molecule collaboration with Novo Nordisk and anchored by the recent FDA approval of Novo Nordisk’s Rybelsus which incorporated Emisphere’s carrier technology to introduce the first-ever oral GLP-1 therapeutic for the treatment of diabetes. Emisphere was acquired by Novo Nordisk in December 2020. Mr. Rubino has previously served as the Chief Executive Officer and President of New American Therapeutics, Inc. from October 2010 to July 2012, Chief Executive Officer and President of Akrimax Pharmaceuticals from February 2008 to September 2010, and President and Chief Operating Officer of the Pharmos Corporation. Mr. Rubino’s distinguished career includes a successful 24 years with Hoffmann-La Roche, Genentech (a subsidiary of Roche), which is one of the world’s top 10 biopharmaceutical companies. Mr. Rubino led eight large revenue business units (over $1 billion in revenues) and launched the first biologic, Roferon-A (alfa-interferon 2a). He sat on the Roche Executive Committee for ten years during his tenure. Based upon Mr. Rubino extensive experience in the biopharmaceutical industry, he was appointed a director and President and Chief Executive Officer on November 15, 2019; he was appointed Chairman of the Board effective as of October 1, 2020. Mr. Rubino resigned as the Company’s Chairman, President and Chief Executive Officer on March 25, 2021. On March 26, 2020, Mr. Rubino and the Company entered into a Separation and Release of Claims Agreement (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Rubino will provide transitional consulting and advisory services for a period of six months. As consideration for the entering into the Separation Agreement, Mr. Rubino will (i) receive an amount equal to his base salary through September 26, 2021 and (ii) the Company will provide health insurance coverage through June 30, 2021. Additionally, pursuant to the Separation Agreement, Mr. Rubino has forfeited his rights to any and all vested and unvested stock options.

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

Dr. Kenneth Kirkland. From August 1998 through July 2010, Dr. Kirkland worked as an Executive Director at Iowa State University and most recently served as the University's Executive Director of the Research Foundation and Director of the Office of Intellectual Property and Technology Transfer. While there, he was successful in increasing the licensing of the University's technologies to companies to achieve number one ranking among U.S. universities in the number of licenses executed. Dr. Kirkland also spearheaded successful litigation against infringers of the Research Foundation's intellectual property resulting in total settlements of $20 million. Dr. Kirkland completed his undergraduate studies in the U.K., and obtained his M.S. and Ph.D. degrees in Agronomic Crop Science from Oregon State University. Dr. Kirkland was invited to join the Board due to his extensive experience in licensing intellectual property. Kirkland was appointed a director in August 2013. Dr. Kirkland was removed from the Board of Directors on March 16, 2021.

Dr. Lydia Evans. Dr. Evans is currently an Associate Clinical Attending Physician in the Department of Dermatology at New York Presbyterian Medical Center in New York City, a position which includes significant teaching responsibilities. She is also a Fellow of the American Academy of Dermatology, a Diplomate of the National Board of Medical Examiners, the American Board of Internal Medicine, and the American Board of Dermatology. She is a member of the Leadership Society of the Dermatology Research Foundation and has served as the New York State Chairperson for the Psoriasis Research Foundation. Dr. Evans was Consulting Dermatologist to L’Oréal Paris from 2000 to 2012, Dr. Evans was appointed to the board in August 2020 for her significant knowledge and experience in regenerative therapies for the skin. Dr. Evans was removed from the Board of Directors on March 16, 2021.

Jatinder S. Bhogal. Mr. Jay (Jatinder) S. Bhogal, President & CEO of Vector Asset Management, brings 20 years of experience helping finance and build companies in diversified industries, including: online media, health services, medical devices, drug discovery, vaccine production, renewable energy, and others. Numerous breakthrough technologies supported by Mr. Bhogal have grown from inception to achieve $300 million-plus market capitalization. As a private investor, director, and executive, Mr. Bhogal has incubated and directed ventures and projects in collaboration with leading research institutions and government agencies. Mr. Bhogal is also the Chief Operating Officer of RenovaCare, Inc. He resigned effective July 1, 2020. Mr. Bhogal continues to provide consulting services to us on a limited basis.

Stephen Yan-Klassen. Mr. Yan-Klassen is a Chartered Professional Accountant (“CPA”), a Certified Management Accountant (“CMA”). Mr. Yan-Klassen was a senior manager at Wolrige Mahon Collins Barrow LLP and at BDO Canada LLP, and a practicing CPA at Amisano Hanson Chartered Accountants. Mr. Yan-Klassen’s public company accounting experience includes over fifteen years of auditing financial statements for SEC, Canadian Securities Exchange and TSX Venture Exchange reporting issuers. Areas of expertise include companies with operations in technology, energy, manufacturing and mining in North and South America, Africa, and Southeast Asia. Mr. Yan-Klassen was appointed our Chief Financial Officer on October 22, of 2018. Mr. Yan-Klassen resigned in June 2020.

Patsy Trisler, JD, RAC. For over 20 years Ms. Trisler has provided strategic regulatory guidance and clinical compliance consulting services to medical device companies, including advising on non-clinical and clinical testing requirements for a variety of product types; preparing FDA submissions; facilitating FDA meetings; training on compliance with GCPs & FDA regulatory requirements. Ms. Trisler has been a regulatory consultant since 1991 and has held senior level positions where she provided consulting services for pharmaceutical, biotechnology and medical device clients and was most recently an independent consultant for a number of clients within the medical products industry. Prior to that Ms. Trisler served for nearly seven years at the FDA as a scientific reviewer and special assistant to the Director of the Office of Device Evaluation in developing medical device policies and guidelines. She began her career as a biologist in a molecular biology laboratory at the National Cancer Institute (NCI). Ms. Trisler received her B.S. in biology and psychology from American University in Washington, DC, and her juris doctorate from the Potomac School of Law/Antioch Law School in Washington, DC. Ms. Trisler is regulatory affairs certified (RAC) and a member of several professional groups including the Association of Clinical Research Professionals (ACRP) and Regulatory Affairs Professional Society (RAPS). Ms. Trisler was appointed to serve as our Vice-President, Regulatory & Clinical Affairs due to her extensive regulatory guidance and clinical compliance experience. On March 25, 2020, Ms. Trisler resigned her position as the Company’s Vice-President, Regulatory & Clinical Affairs.

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

The Board has determined that the Board as a whole must have the right diversity, mix of characteristics and skills for the optimal functioning of the Board in its oversight of our affairs. The Board believes it should be generally comprised of persons with skills in areas such as: medicine (including dermatology; wound treatment); medical device technologies; finance; banking; strategic planning; human resources and diversity; leadership of business organizations; and legal matters. The Board may also consider in its assessment of the Board’s diversity, in its broadest sense, reflecting, but not limited to, age, geography, gender and ethnicity.

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

Our Bylaws provide that the number of Directors shall be fixed from time to time by the Board, but in no event shall be less than the minimum required by law. The Board should be sufficiently large to maintain our required expertise but not too large so as not to function efficiently. Director nominees are recommended, reviewed and approved by the entire Board. The Board believes that this process is appropriate due to the relatively small number of directors on the Board and the opportunity to benefit from a variety of opinions and perspectives in determining director nominees by involving the full Board.

While the Board is solely responsible for the selection and nomination of directors, the Board may consider nominees recommended by stockholders as it deems appropriate. The Board evaluates each potential nominee in the same manner regardless of the source of the potential nominee's recommendation. Although we do not have a policy regarding diversity, the Board does take into consideration the value of diversity among Board members in background, experience, education and perspective in considering potential nominees for recommendation to the Board for selection. Stockholders who wish to recommend a nominee should send nominations to our President and Chief Executive Officer, Kaiyo Nedd, M.D., 4 Becker Farm Road, Suite 105, Roseland, New Jersey 07068, and include all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected.

Directors’ and Officers’ Liability Insurance

We currently maintain directors’ and officers’ liability insurance coverage.

Legal Proceedings

None of or directors or officers is involved in any legal proceedings as described in Regulation S-K (§229.401(f)).

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

A copy of our Code of Ethics may be obtained at no charge by sending a written request to our President and Chief Executive Officer, Kaiyo Nedd. M.D., 4 Becker Farm Road, Suite 105, Roseland, New Jersey 07068.

Corporate Governance

We have adopted Corporate Governance Principles applicable to our Board. Our Corporate Governance Principles are available on our website at http://www.renovacareinc.com. To access our Corporate Governance Principles, click on “Investors,” and then click on “Investor Briefcase” and then click on “Corporate Governance Principles.”

Board Leadership Structure

We currently have three executive officers and three directors. Our Board has reviewed our current Board leadership structure in light of the composition of the Board, our size, the nature of our business, the regulatory framework under which we operate, our stockholder base, our peer group and other relevant factors, and has determined that this structure is currently the most appropriate Board leadership structure for our company. Nevertheless, the Board intends to carefully evaluate from time to time to determine what the Board believes is best for us and our stockholders.

Board Role in Risk Oversight

Risk is inherent in every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including strategic risks, enterprise risks, financial risks, and regulatory risks. While our management is responsible for day-to-day management of various risks we face, the Board, as a whole, is responsible for evaluating our exposure to risk and to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. The Board reviews and discusses policies with respect to risk assessment and risk management. The Board also has oversight responsibility with respect to the integrity of our financial reporting process and systems of internal control regarding finance and accounting, as well as its financial statements.

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

ITEM 11. SUMMARY COMPENSATION TABLE

We are eligible, and have chosen, to comply with the executive and director compensation disclosure rules applicable to a “smaller reporting company”, as defined in applicable Securities and Exchange Commission rules.

The following table provides information concerning the compensation paid for 2020 and 2019 to our named executive officers as of December 31, 2020, who consisted of our Chief Executive Officer and our next two highly compensated executive officers during 2020.

Name and principal position	Year	Salary/ consulting fee ($)	Bonus ($)	Stock awards ($)	Option awards ($)(1)	All other compensation ($)(2)	Total ($)

Alan L. Rubino	2020	410,000	205,000	-	1,495,576	30,968	2,141,544
President and CEO	2019	51,250	-	-	2,713,594	1,500	2,766,344

Jatinder Bhogal	2020	84,000	-	-	930,000	-	1,014,000
Former Chief Operating Officer	2019	120,850	-	-	-	-	120,850

Robin Robinson	2020	178,333	39,310		214,000		431,643
Chief Scientific Officer	2019

(1) Reflects the aggregate grant date fair value of common stock option awards determined in accordance with Financial Accounting Standards Board Accounting Codification Topic 718, Compensation- Stock Compensation. The amounts shown in this column are not necessarily indicative of the actual value that will be realized by the named officers with respect to such awards.

(2) In 2020, Mr. Rubino received other compensation in the form of Health and Welfare related insurance premiums of $18,968 and an auto allowance in the amount of $12,000. In 2019, Mr. Rubino received other compensation in the amount of $1,500 in the form of an auto allowance.

Outstanding Equity Awards at December 31, 2020

The following table sets forth information regarding equity awards that have been awarded to each of the Named Executives and which remained outstanding as of December 31, 2020. All of the outstanding options were granted pursuant to our 2013 Long-Term Incentive Plan (the “2013 Plan”) described below and which was approved by our stockholders on November 15, 2013. No options were issued outside of the 2013 Plan.

Option Awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Option Exercise Price ($)	Option Expiration Date
Alan L. Rubino	667,800	-	1.98	November 14, 2025
	-	667,800	2.48	November 14, 2025
	-	664,400	3.23	November 14, 2025
		620,571	3.23	November 14, 2025
Jatinder Bhogal	500,000	-	1.40	May 22, 2026
	500,000	-	1.40	May 22, 2026
Robin Robinson	100,000	-	1.65	June 1, 2026
	-	100,000	1.65	June 1, 2026

Mr. Rubino’s option awards vest and are exercisable as follows:

•	as to 667,800 options commencing on November 20, 2020 at price of $1.98 per share (the closing price of the Company’s common stock as quoted on the Pink-Current on November 15, 2019 (the date of grant);
•	as to 667,800 options commencing on November 15, 2021 at price of $2.48 per share; and
•	as to 664,400 options commencing on November 15, 2022 at a price of $3.23 per share.
•	as to 620,571 options commencing on November 15, 2022 at a price of $3.23 per share.

Pursuant to the Separation Agreement, Mr. Rubino has forfeited his rights to any and all vested and unvested stock options.

Mr. Robinson’s option awards vest and are exercisable as follows:

•	100,000 vest, and are exercisable commencing on, June 1, 2020 at price of $1.65 per share (the closing price of the Company’s common stock as quoted on the OTC Pink-Current on June 22, 2020 (the date of grant);
•	100,000 vest, and are exercisable commencing on, June 1, 2021 at price of $1.65 per share

Mr. Bhogal’s options awards vest and are exercisable as follows:

•	500,000 vest, and are exercisable commencing on, May 22, 2020 at price of $1.40 per share (the closing price of the Company’s common stock as quoted on the OTC Pink-Current on May 22, 2020 (the date of grant);
•	500,000 were to vest and become exercisable commencing on, May 22, 2021 at price of $1.40 per share, however upon Mr. Bhogal’s resignation as Chief Operating Officer, the Company accelerated the vesting of these options to December 31, 2020, at which time they became fully vested.

Long-Term Incentive Plans

On June 20, 2013, our Board adopted our 2013 Plan and on November 15, 2013, a stockholder owning a majority of our issued and outstanding stock approved adoption to the 2013 Plan. Pursuant to the terms of the 2013 Plan, an aggregate of 20,000,000 shares of our common stock are reserved for issuance to our officers, directors, employees and consultants in order to attract and hire key technical personnel and management. Options granted to employees under the 2013 Plan, including directors and officers who are employees, may be incentive stock options or non-qualified stock options; options granted to others under the Incentive Plan are limited to non-qualified stock options. As of December 31, 2020, there were 13,962,695 shares available for grant.

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

The 2019 Option and 2020 options vest and are exercisable as follows:

•	as to 667,800 options commencing on November 20, 2020 at price of $1.98 per share (the closing price of the Company’s common stock as quoted on the OTC Pink-Current on November 15, 2019 (the date of grant);
•	as to 667,800 options commencing on November 15, 2021 at price of $2.48 per share; and
•	as to 664,400 options commencing on November 15, 2022 at a price of $3.23 per share.
•	as to 620,571 options commencing on November 15, 2022 at a price of $3.23 per share.

The 2019 Option and the 2020 Option and Option Agreement dated November 15, 2019 and dated January 3, 2020 were terminated pursuant to the terms of the Separation Agreement. Additionally, pursuant to the terms of the Separation Agreement, Mr. Rubino forfeited his right to all vested and unvested portions of the 2019 Option and the 2020 Option.

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

Except for provisions of the ALR Employment Agreement that by their terms are intended to survive termination, the ALR Employment Agreement was terminated.

Simultaneously with the with the execution and delivery of the ALR Employment Agreement, Mr. Rubino and the Company entered into an Employee Invention, Non-Disclosure, Non-Competition and Non-Solicitation Agreement (the “ALR Invention and Confidentiality Agreement”) pursuant to which Mr. Rubino, among other things, assigned, to the extent lawfully permitted, all of his right, title and interest in and to all any and all inventions, discoveries, trade secrets and improvements, whether or not patentable and whether or not they are made, conceived or reduced to practice during working hours or using the Company’s data or facilities, which I develop, make, conceive or reduce to practice during my employment by the Company, either solely or jointly with others (collectively, the and any and all related patents, patent applications, copyrights, copyright applications, trademarks, trademark applications and trade names in the United States and elsewhere. The ALR Invention and Confidentiality Agreement continues in full force and effect.

Jatinder S. Bhogal

On August 1, 2013, the Company entered into a consulting agreement, as amended on May 1, 2016, with Jatinder Bhogal, an individual owning in excess of 5% of the Company’s issued and outstanding shares of common stock, to provide consulting services to the Company through his wholly owned company, Vector Asset Management, Inc. (“VAM”). Pursuant to the consulting agreement VAM assisted the Company with identifying subject matter experts in the medical device and biotechnology industries and assisted the Company with its ongoing research, development and eventual commercialization of its Regeneration Technology. Pursuant to an amendment dated May 1, 2016, the VAM monthly consulting fee was increased from $5,000 to $6,800. On June 22, 2018, the Company and VAM entered into an Executive Consulting Agreement (“ECA”) pursuant to which Mr. Bhogal served as the Company’s Chief Operating Officer. The ECA supersedes the prior consulting agreement. Pursuant to the ECA, VAM will receive compensation of $120,000 per year. On July 1, 2020 the Company amended the agreement and paid VAM $4,000 monthly through November 30, 2020 and $200 per month thereafter until May 31, 2021 at which time the agreement will expire. During the years ended December 31, 2020 and 2019, the Company recognized expenses of $84,000 and $120,000 for consulting services provided by VAM. Jatinder Bhogal resigned as the Company’s COO effective June 30, 2020.

The JSB Option vests and is exercisable as follows:

•	500,000 vest, and are exercisable commencing on, May 22, 2020 at price of $1.40 per share (the closing price of the Company’s common stock as quoted on the OTC Pink-Current on May 22, 2020 (the date of grant);
•	500,000 were to vest and become exercisable commencing on, May 22, 2021 at price of $1.40 per share, however upon Mr. Bhogal’s resignation as Chief Operating Officer, the Company accelerated the vesting of these options to December 31, 2020, at which time they became fully vested.

Dr. Robin Robinson

On June 1, 2020 the Company appointed Dr. Robin Robinson as the Company’s Chief Scientific Officer. As compensation for his services, the Company will pay Mr. Cook $220,000 a year. The Company also awarded Dr. Robinson with the option to purchase 200,000 shares of Company common stock with employment agreement on June 15, 2020 (the “RR Option”)

The RR Option vests and is exercisable as follows:

•	100,000 vest, and are exercisable commencing on, June 1, 2020 at price of $1.65 per share (the closing price of the Company’s common stock as quoted on the OTC Pink-Current on June 22, 2020 (the date of grant);
•	100,000 vest, and are exercisable commencing on, June 1, 2021 at price of $1.65 per share.

Change of Control Agreements

There are no understandings or agreements known by management at this time which would result in a change in control. Our employment agreements with each of Messrs. Rubino, Cook and Robinson do contain severance and change of controls provisions. In the event of the termination of employment of the Named Executive Officers all unvested options expire as of the date of such termination; and, any and all vested and unexercised stock options shall expire and no longer be exercisable after a specified time following the date of the termination.

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

We reimburse our directors for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board. We do not pay director compensation to directors who are also employees. All non-employee directors are paid a director’s fee. Our Board may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. Effective as of July 30, 2020, we agreed to pay non-employee directors an annual fee of $20,000 for their services, paid quarterly. Directors are entitled to participate in, and have been issued options under, our 2013 Long-Term Stock Incentive Plan.

The following table reports all compensation we paid to non-employee directors during the last two fiscal years.

Name		Fees earned or paid in cash (1) ($)	Option awards Aggregate Grant Date Fair Value ($)(2)	All Other Compensation ($)	Total ($)
Harmel S. Rayat(3)	2020	-	-	-	-
	2019	-	-	-	-
Lydia Evans(4)	2020	8,333	41,800	-	8,333
	2019	-	-	-	-
Kenneth Kirkland(5)	2020	13,000	-	-	13,000
	2019	6,000	-	-	6,000

(1) The amounts in this column represent payments of director’s fees.

(2) The amounts in this column represent the total fair value assigned to options granted in 2020 to Dr. Evans.

(3)Mr. Rayat receives $1.00 per year as compensation for his service to the Company. Mr. Rayat resigned as a director and Chairman of the Board effective October 1, 2020. Mr. Rayat was reappointed to the Board as a director on March 16, 2021.

(4) Dr. Evans served on the Board of Directors from August 1, 2020 until March 16, 2021.

 (5) Kenneth Kirkland served on the Board of Directors from August 2013 until March 16, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information as of December 31, 2020 with respect to the beneficial ownership of the Company’s common stock by its executive officers, directors, all persons known by the Company to be the beneficial owners of more than 5% of its outstanding shares and by all officers and directors as a group.

Add Robinson and Cook and Update for year end

Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	% of Class Owned (2)
Directors and Officers
Alan L. Rubino, Chairman, President and Chief Executive Officer(6)	667,800	*
Harmel S. Rayat (3)	71,101,453	72.05%
Kenneth Kirkland, Director (4)	170,675	*
Robert Cook, Chief Financial Officer and Secretary(6)	50,000	*
Jatinder S. Bhogal(5)	5,568,861	6.34
Dr. Robin Robinson, Chief Scientific Officer(6)	100,000	*
Dr. Lydia M. Evans, Director(6)	10,000	*
All Directors and Officers as a Group	77,668,789	77.58%

5% Shareholders
Kalen Capital Corporation (3) The Kalen Capital Building 688 West Hastings St. Suite 700 Vancouver, BC V6B 1P1

* less than 1%

(1) Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock and except as indicated the address of each beneficial owner is 4 Becker Farm Road, Suite 105, Roseland, NJ 07068.

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

(3) Harmel Rayat, directly and indirectly through various entities owned by him, beneficially owns an aggregate of 71,101,453 shares of the Company’s common stock, consisting of the following: (i) Kalen Capital Corporation 100,000 shares; (ii) 1420525 Alberta Ltd., 3,000,000 shares; (iii) Kalen Capital Corporation, 13,033,406 shares; (iv) Kalen Capital Holdings LLC, 40,838,631 shares (v) 2,800,000 owned by Mr. Rayat directly; (vi) 584,416 shares issuable upon exercise of the Series E Warrant at an exercise price of the lesser of $1.54, or a 20% discount to the average closing price of our common stock for the five days prior to the date on which the Series E Warrant is exercised, through September 9, 2021; (vii) 410,000 shares issuable upon exercise of Series G Warrant at an exercise price of $2.68 per share through July 21, 2022; and (viii) 10,335,000 a Series I Warrant to purchase up to shares of common stock at an exercise price of $2.00 per share through November 26, 2025. Other than the Series I Warrants the foregoing warrants may be exercised on a cashless basis. For tax purposes, a portion of the debt and equity securities of owned by KCC have been assigned to Kalen Capital Holdings, LLC, its wholly owned subsidiary. Mr. Rayat disclaims beneficial ownership of 57,888 owned by his wife, Tajinder Chohan.

(4) Consists of 70,675 shares issued upon the cashless exercise of options and vested options to purchase 100,000 shares of common stock.

(5) Includes (a) 2,568,861 shares of common stock held by Boston Financial Group, Ltd., (b) 2,500,000 shares of common stock held by 1420527 Alberta Ltd., Mr. Bhogal is the sole principal of each entity and in such capacity, Mr. Bhogal may be deemed to have beneficial ownership of these shares, and (c) vested options to purchase 500,000 shares of common stock. Does not include 30,800 shares of stock owned by Mr. Bhogal’s wife, of which he disclaims beneficial ownership. Mr. Bhogal is the President and sole shareholder of Vector Asset Management, Inc., which provides us with consulting services.

(6) Represents vested options to purchase shares of common stock.

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

Transactions with Related Persons

The following are related party transactions for the fiscal years ended December 31, 2020 and 2019:

During the year ended December 31, 2020, Talia Jevan Properties, Inc. made payments totaling $10,811 to Stephen Yan-Klassen, former CFO, for his salary on behalf of the Company. Talia Jevan Properties, Inc. is a related party of Harmel Rayat, former Chairman of the Board. The total compensation Talia Jevan Properties, Inc. made to Stephen Yan-Klassen during the years ended December 30, 2020 and 2019 was $10,811 and $22,583, respectively.

On August 1, 2013, the Company entered into a consulting agreement, as amended on May 1, 2016, with Jatinder Bhogal, an individual owning in excess of 5% of the Company’s issued and outstanding shares of common stock, to provide consulting services to the Company through his wholly owned company, Vector Asset Management, Inc. (“VAM”). Pursuant to the consulting agreement VAM assisted the Company with identifying subject matter experts in the medical device and biotechnology industries and assisted the Company with its ongoing research, development and eventual commercialization of its Regeneration Technology. Pursuant to an amendment dated May 1, 2016, the VAM monthly consulting fee was increased from $5,000 to $6,800. On June 22, 2018, the Company and VAM entered into an Executive Consulting Agreement (“ECA”) pursuant to which Mr. Bhogal served as the Company’s Chief Operating Officer. The ECA supersedes the prior consulting agreement. Pursuant to the ECA, VAM will receive compensation of $120,000 per year. On July 1, 2020 the Company amended the agreement and paid VAM $4,000 monthly through November 30, 2020 and $200 per month thereafter until May 31, 2021 at which time the agreement will expire. During the years ended December 31, 2020 and 2019, the Company recognized expenses of $84,000 and $120,000 for consulting services provided by VAM. Jatinder Bhogal resigned as the Company’s COO effective June 30, 2020.

Kalen Capital Corporation (“KCC”) is wholly owned by Mr. Harmel Rayat, the former Chairman of the Board. On April 1, 2020 KCC provided a short-term advance of $50,000 to the Company. The short-term advance was repaid by the Company to KCC in July 2020. The Company paid KCC $65,156 for reimbursable expenses in October 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

The Board has appointed PKF O’Connor Davies (“PKF”) as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2020. Marcum LLP served as the Company’s registered public accountant from October 2018 until October 1, 2020.

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

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by our independent registered public accounting firms during the years ended December 31, 2020 and 2019:

	Year Ended
	December 31,
	2020	2019
Audit fees (1)	$43,375	$78,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$43,375	$78,000

(1)	Audit Fees

Audit fees for 2020 consist of fees billed or to be billed by PKF for professional services rendered for the audit of our financial statements in our Annual Report on Form 10-K; for the review of the financial statements included in our quarterly reports on Form 10-Q for the period ended September 30, 2020; and fees billed by Marcum LLP for the review of the financial statements included in our quarterly reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020. Audit fees for 2019 consist of fees billed by Marcum LLP for the professional services rendered for the audit or our financial in our Annual Report on Form 10-K and for the review of the financial statements included in our quarterly reports on Form 10-Q.

Tax Fees

Tax fees for the years ended December 31, 2020 and 2019, totaled $0 and $3,200, respectively, and consist of the aggregate fees billed by Peterson Sullivan for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

There were no fees billed to us for products and services provided by both Marcum LLP and PKF, other than reported under Audit Fees, Audit-Related Fees and Tax Fees for the years ended December 31, 2020 and 2019.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Form 10-K.

1. Financial Statements

The following financial statements, notes related thereto and reports of independent auditors are included in Part II, Item 8 of this Form 10-K:

•	Reports of Independent Registered Public Accounting Firms
•	Balance Sheets as of December 31, 2020 and 2019
•	Statements of Operations for the years ended December 31, 2020 and 2019
•	Statements of Stockholders’ Equity for the years ended December 31, 2020 and 2019
•	Statements of Cash Flows for the years ended December 31, 2020 and 2019
•	Notes to Financial Statements

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

RENOVACARE, INC.

Date: March 31, 2021	By:	/s/ Kaiyo Nedd, M.D.
	Name:	Kaiyo Nedd, M.D.
	Title:	President and Chief Executive Officer,
(Principal Executive Officer)

Date: March 31, 2021	By:	/s/ Robert W. Cook
	Name:	Robert W. Cook
	Title:	Chief Financial Officer and Secretary
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Harmel S. Rayat Harmel S. Rayat	Chairman of the Board	March 31, 2021

/s/Kaiyo Nedd, M.D. Kaiyo Nedd, M.D.	President, Chief Executive Officer and Director	March 31, 2021

Exhibit Index

Exhibit #	Description of Exhibit
3.1	Articles of Incorporation, as amended, of the Company, incorporated by reference and included in the Company’s Registration Statement on Form 10-SB 12g filed on May 11, 1999, SEC file number 000-30156-99616992.
3.2	Articles of Incorporation, as amended, of the Company incorporated by reference and included in the Company’s Form 8-K filed on January 10, 2011, SEC file number 000-30156-11520181.
3.3	Articles of Incorporation, as amended, of the Company incorporated by reference and included in the Company’s Form 8-K filed on January 10, 2014, SEC file number 000-30156-14521612.
3.4	By-laws of the Company incorporated by reference and included in the Company’s Registration Statement on Form 10-SB 12g filed on May 11, 1999, SEC file number 000-30156-99616992.
4.1†	Form of Series A Common Stock Purchase Warrant dated July 12, 2013, incorporated by reference and included in the Company’s Form 8-K filed on July 18, 2013, as amended on November 21, 2013 and December 27, 2013, SEC file number 000-30156-131300357.
4.2	Form of Stock Purchase Warrant, incorporated by reference and included in the Company’s Form 8-K filed on December 5, 2013, SEC file number 000-30156-131259657.
4.3	Registration Rights Agreement dated November 29, 2013, between Kalen Capital Corporation and the Company, incorporated by reference and included in the Company’s Form 8-K filed on December 5, 2013, SEC file number 000-30156-131259657.
4.4	Form of Series D Common Stock Purchase Warrant, incorporated by reference and included in the Company’s Form 8-K filed on June 10, 2015, SEC file number 000-30156-15981571.
4.5	Convertible Promissory Note dated September 9, 2016, between Kalen Capital Corporation and the Company; incorporated by reference and included in the Company’s Form 8-K filed on September 16, 2016, SEC file number 000-30156-161888353
4.6	Series E Stock Purchase Warrant dated September 9, 2016; incorporated by reference and included in the Company’s Form 8-K filed on September 16, 2016, SEC file number 000-30156-161888353
4.7	Form of Convertible Promissory Note dated February 23, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 1, 2017, SEC file number 000-30156-17654590
4.8	Form of Series F Stock Purchase Warrant dated February 23, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 1, 2017, SEC file number 000-30156-17654590
4.9	Convertible Promissory Note dated March 9, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 14, 2017, SEC file number 000-30156-17686968
4.10	Form of Series G Stock Purchase Warrant dated July 21, 2017; incorporated by reference and included in the Company’s Form 8-K filed on July 24, 2017, SEC file number 000-30156-17978114
4.11	Form of Series H Stock Purchase Warrant dated October 16, 2017; incorporated by reference and included in the Company’s Form 8-K filed on October 18, 2017, SEC file number 000-30156-171141509
4.11	Form of Subscription Agreement dated July 21, 2017; incorporated by reference and included in the Company’s Form 8-K filed on July 24, 2017, SEC file number 000-30156-17978114
4.12	Form of Securities Purchase Agreement dated October 16, 2017; incorporated by reference and included in the Company’s Form 8-K filed on October 18, 2017, SEC file number 000-30156-171141509
10.1	Employment Agreement dated June 20, 2013, between Rhonda B. Rosen and the Company, incorporated by reference and included in the Company's Form 8-K filed on June 26, 2013, SEC file number 000-30156-131259657
10.2	Asset Purchase Agreement dated as of June 21, 2013, between Jörg Gerlach, MD, PhD and the Company, incorporated by reference and included in the Company's Form 8-K filed on July 18, 2013, as amended on November 21, 2013 and December 27, 2013, SEC file number 000-30156-131300357
10.3§	Form of Stock Option Agreement, incorporated by reference and included in the Company’s Form 8-K filed on June 26, 2013, SEC file number 000-30156-131259657.
10.4	Finder's Agreement dated August 13, 2013, between Vector Asset Management, Inc. and the Company, incorporated by reference and included in the Company's Form 10-Q filed on August 14, 2013, SEC file number 000-30156-13109753
10.5	At-Will Executive Services Agreement dated October 1, 2013, between Rhonda B. Rosen and the Company, incorporated by reference and included in the Company's Form 10-Q filed on November 14, 2013, SEC file number 000- 30156-13129717

10.6	Subscription Agreement for 3,500,000 units dated November 29, 2013, between Kalen Capital Corporation and the Company, incorporated by reference and included in the Company's Form 8-K filed on December 5, 2013, SEC file number 000-30156-131259657
10.7	At-Will Consulting Agreement effective as of December 1, 2013, between Thomas Bold and the Company, incorporated by reference and included in the Company's Form 8-K filed on December 5, 2013, SEC file number 000-30156- 131259657
10.8	Stock Purchase Agreement dated December 31, 2013, between Duke Mountain Resources, Inc., Fostung Resources Ltd. and the Company, incorporated by reference and included in the Company's Form 8-K filed on January 7, 2014, SEC file number 000-30156-14513586
10.9	At-Will Consulting Agreement effective as of April 1, 2014, between Patsy Trisler and the Company, incorporated by reference and included in the Company's Form 8-K filed on April 7, 2014, SEC file number 000-30156- 14838542
10.10	Stock Option Agreement dated April 1, 2014, between Patsy Trisler and the Company, incorporated by reference and included in the Company's Form 8-K filed on April 7, 2014, SEC file number 000-30156-14838542
10.11	Stock Option Agreements dated August 14, 2014, between Kenneth Kirkland, Joseph Sierchio, Rhonda B. Rosen and the Company, incorporated by reference and included in the Company's Form 8-K filed on August 20, 2014, SEC file number 000-30156-141054256
10.12	Post-Closing Amendment to Asset Purchase Agreement between Jörg Gerlach, MD, PhD and the Company, incorporated by reference and included in the Company's Form 8-K filed on September 15, 2014, SEC file number 000- 30156-141102510
10.13	Option Agreement dated May 1, 2015 between Jörg Gerlach, MD, PhD and the Company, incorporated by reference and included in the Company’s Form 8-K filed on May 5, 2015; SEC file number 000-30156-158333270.
10.14	Form of Subscription Agreement, incorporated by reference and included in the Company’s Form 8-K filed on June 10, 2015, SEC file number 000-30156-15923671.
10.15	Loan Agreement between Kalen Capital Corporation and the Company; incorporated by reference and included in the Company’s Form 8-K filed on September 16, 2016, SEC file number 000-30156-161888353
10.16	Form of Loan Agreement dated February 23, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 1, 2017, SEC file number 000-30156-17654590
10.17	Loan Agreement dated March 9, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 14, 2017, SEC file number 000-30156-17686968
10.18	Amendment to Loan Agreement between Joseph Sierchio and the Company dated March 9, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 14, 2017, SEC file number 000-30156-17686968
10.19	Amendment to Loan Agreement between Kalen Capital Corporation and the Company dated March 9, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 14, 2017, SEC file number 000-30156-17686968
10.20	Form of Subscription Agreement dated July 21, 2017; incorporated by reference and included in the Company’s Form 8-K filed on July 24, 2017, SEC file number 000-30156-17978114
10.21	Form of Securities Purchase Agreement dated October 16, 2017; incorporated by reference and included in the Company’s Form 8-K filed on October 18, 2017, SEC file number 000-30156-171141509
10.22*	January 29, 2018 Amendment to Convertible Promissory Note dated February 23, 2017
10.23*	January 29, 2018 Amendment to Convertible Promissory Note dated September 9, 2016
10.24*	Corporate Research Agreement dated August 1, 2017
10.25*	Amendment to Consulting Agreement dated May 1, 2016 between Vector Asset Management, Inc. and the Company
10.26	January 29, 2018 First Amendment to Loan Agreement dated February 23, 2017
10.27	January 29, 2018 First Amendment to Loan Agreement dated September 9, 2016
10.28	Executive Consulting Agreement dated June 22, 2018, incorporated by reference and included in the Company’s Form 8-K filed on June 25, 2018, SEC file number 000-30156-18916934
10.29	Separation and Release of Claims Agreement dated March 26, 2021, incorporated by reference and included in the Company’s Form 8-K filed on March 30, 2021.
14.1	Code of Ethics, incorporated by reference and included in the Company’s Form 10-K file on April 15, 2009, SEC file number 000-30156-09750383.

23.1	Consent of PKF O’Connor Davies, LLP*
23.2	Consent of Marcum LLP
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).**
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	2013 Long-Term Incentive Plan, incorporated by reference and included in the Company’s Form 8-K filed on June 26, 2013, SEC file number 000-30156-13933444.

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension - Schema Document**
101.CAL	XBRL Taxonomy Extension - Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension - Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension - Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension - Presentation Linkbase Document**

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