Form 10-Q
period 2021-03-31
RenovaCare, Inc.
filed 2021-05-07
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 6, 2021, the registrant had 87,352,364 shares of its common stock, par value $0.00001 per share, issued and outstanding.

RENOVACARE, INC.

FORM 10-Q

For The Quarter Ended March 31, 2021

PART I

Item 1. Financial Statements

RENOVACARE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash	$5,607,845	$7,412,969
Prepaid expenses	462,171	566,275
Total current assets	6,070,016	7,979,244

Equipment, net of accumulated depreciation of $5,908 and $3,584, respectively	36,315	38,640
Intangible assets	152,854	152,854
Security Deposit	7,995	7,995
Right of Use Asset	65,603	79,462
Other Assets	115,997	137,749
Total assets	$6,448,780	$8,395,944

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$716,237	$1,237,437
Lease liability - current	49,943	51,125
Total current liabilities	766,180	1,288,562

Lease Liability - long term	17,579	28,607
Total liabilities	783,759	1,317,169

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.00001 par value; 500,000,000 shares authorized, 87,352,364 shares issued and outstanding at March 31, 2021 and December 31, 2020	874	874
Additional paid-in capital	35,949,570	36,846,082
Retained deficit	(30,285,423)	(29,768,181)
Total stockholders' equity	5,665,021	7,078,775
Total liabilities and stockholders' equity	$6,448,780	$8,395,944

(See accompanying notes to unaudited consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenue	$-	$-

Operating expenses
Research and development	1,054,293	192,773
General and administrative	(537,044)	1,035,566
Total operating expenses, net	517,249	1,228,339

Loss from operations	(517,249)	(1,228,339)

Other income
Interest income	7	53,586
Total other income	7	53,586

Net loss	$(517,242)	$(1,174,753)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	87,352,364	87,352,364

(See accompanying notes to unaudited consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2021	Common Stock		Additional	Retained	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 31, 2020	87,352,364	$874	$36,846,082	$(29,768,181)	$7,078,775

Stock based compensation due to common stock purchase options	-	-	352,063	-	352,063
Reversal of stock based compensation due to common stock purchase option cancellations	-	-	(1,248,575)	-	(1,248,575)
Net loss for the three months ended March 31, 2021	-	-	-	(517,242)	(517,242)
Balance, March 31, 2021	87,352,364	$874	$35,949,570	$(30,285,423)	$5,665,021

FOR THE THREE MONTHS ENDED MARCH 31, 2020

Balance, December 31, 2019	87,352,364	$874	$32,378,833	$(20,219,845)	$12,159,862

Stock based compensation due to common stock purchase options	-	-	465,763	-	465,763
Net loss for the three months ended March 31, 2020	-	-	-	(1,174,753)	(1,174,753)
Balance, March 31, 2020	87,352,364	$874	$32,844,596	$(21,394,598)	$11,450,872

(See accompanying notes to unaudited consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows used in operating activities
Net loss	$(517,242)	$(1,174,753)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation expense	2,324	-
Stock based compensation expense	(874,760)	465,763
Amortization of right of use asset	13,859
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	104,104	(216,720)
Increase (decrease) in accounts payable	(521,199)	125,272
Increase (decrease) in accounts payable - related parties	-	5,287
Increase (decrease) in lease liability	(12,210)	-
Net cash flows used in operating activities	(1,805,124)	(795,151)

Cash flows from investing activity
Decrease (increase) in security deposit	-	(7,995)
Net cash flows from investing activity	-	(7,995)

Decrease in cash	(1,805,124)	(803,146)

Cash at beginning of period	7,412,969	12,185,248

Cash at end of period	$5,607,845	$11,382,102

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

(See accompanying notes to unaudited consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Organization, Overview of Operations, Liquidity, Recent Accounting Standards and Earnings (Loss) Per Share

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of RenovaCare, Inc. and Subsidiary (the “Company”) as of March 31, 2021, and for the three months ended March 31, 2021 and 2020 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for  quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the SEC on March 31, 2021.

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Actual results may differ from those estimates. The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position as of March 31, 2021, results of operations, stockholders’ equity and cash flows for the three months ended March 31, 2021 and 2020. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Organization

RenovaCare, Inc. was incorporated on July 14, 1983 in the State of Utah under the name Far West Gold, Inc., and changed its domicile to Nevada in 1997. On January 7, 2014, the Company changed its name at the time from “Janus Resources, Inc.” to “RenovaCare, Inc.” so as to more fully reflect its current operations and business, and changed its trading symbol to “RCAR” effective as of January 9, 2014.

The Company has an authorized capital of 500,000,000 shares of $0.00001 par value common stock, of which 87,352,364 shares are outstanding as of March 31, 2021, and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

Overview of Operations

RenovaCare, Inc., through its wholly owned subsidiary, RenovaCare Sciences Corp. is a development-stage company focusing on the research, development and commercialization of autologous (using a patient’s own cells) cellular therapies that can be used for medical and aesthetic applications.

On July 12, 2013, the Company completed the acquisition of its flagship technologies (collectively, the “CellMistTM System”), along with associated United States patent applications and two foreign patent applications, all of which have been granted. The CellMist™ System is a cell isolation procedure that enzymatically renders stem cells from the patient’s own skin or other tissues. The resulting stem cell suspension is administered topically with our SkinGun™ spray device as a cell therapy onto wounds including burns to facilitate healing.

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

Improvements in the design and efficiency of the CellMist™ System including a closed, automated cell isolation device and the SkinGun™ spray device are in development with StemCell Systems (Berlin, Germany), the Company’s R&D innovation partner. The Company is adapting its core technologies for possible use in other clinical indications. The Company is also developing the cell isolation and spray gun devices as stand-alone 510 (k)-cleared products for isolation of cells from other tissues and spraying other solutions of medical importance.

The Company does not have any commercialized products. The Company's activities have consisted principally of performing research and development activities and raising capital to support such activities. The Company has enlisted the assistance of several Contract Manufacturing Organizations (CMO) to manufacture clinical supplies including components of the CellMist System™ and the electronic SkinGun™ spray devices in compliance with FDA’s guidance for current Good Manufacturing Practices (cGMP) and Contract Research Organizations (CRO) to test and validate the Company’s products and processes and to conduct clinical trials that evaluate initially the safety and feasibility of an autologous skin cell therapy using the Company’s products to facilitate burn wound healing. These development activities are subject to significant risks and uncertainties, including possible failure of preclinical and clinical testing. The Company has not generated any revenue and has sustained recurring losses and negative cash flows from operations since inception. The Company expects to incur losses as it continues development of its products and technologies and expects that it will need to raise additional capital through partnerships or the sale of its securities to accomplish its business plan. Failing to secure such additional funding before achieving sustainable revenue and profit from operations poses a significant risk. The Company's ability to fund the development of its cellular therapies depends on the amount and timing of cash receipts from future financing activities. There can be no assurance as to the availability or terms upon which such financing and capital might be available. Additionally, there is significant uncertainty relating to the full impact of the COVID-19 pandemic on the Company’s operations and capital requirements. Should financing when needed be unavailable or prohibitively expensive or the COVID-19 pandemic continue, it may adversely affect the Company’s ability to (i) retain employees and consultants; (ii) obtain additional financing on terms acceptable to the Company, if at all; (iii) delay regulatory submissions and approvals; (iv) delay, limit or preclude the Company from securing clinical study sites; (v) delay, limit or preclude the Company from achieving technology or product development goals, milestones, or objectives; and (vi) preclude or delay entry into joint venture or partnership arrangements. The occurrence of any one or more of such events may affect the Company’s ability to continue on its pathway to commercialization of its technology or products.

Liquidity

As of March 31, 2021, the Company had $5,607,845 of cash on hand and cash equivalents, and working capital of $5,303,836. As a result, the Company believes it currently has sufficient cash to meet its funding requirements over the next twelve months following the issuance of this Quarterly Report on Form 10-Q. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it may need to raise additional capital to accomplish its business plan over the next several years. There can be no assurance as to the availability or terms upon which such financing and capital might be available. See “Overview of Operations” above.

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

Following is the computation of basic and diluted net loss per share for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(517,242)	$(1,174,753)
Denominator:
Weighted average number of common shares outstanding	87,352,364	87,352,364
Basic and diluted EPS	$(0.01)	$(0.01)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	3,164,999	2,938,071
Warrants	12,296,912	13,106,912
Total shares not included in the computation of diluted losses per share	15,461,911	16,044,983

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

Note 3. Prepaid Expenses

Prepaid expenses consist of the following:

	March 31,	December 31,
	2021	2020
Prepaid insurance	$-	$54,180
Prepaid stock options for services	87,001	86,999
Prepaid professional fees	65,000	65,000
Prepaid research and development expense	289,746	289,746
Other prepaid costs	20,424	70,350
Total prepaid expenses	$462,171	$566,275

Note 4. Common Stock and Warrants

Common Stock

At March 31, 2021, the Company had 500,000,000 authorized shares of common stock with a par value of $0.00001 per share, 87,352,364 shares of common stock outstanding and 16,593,266 shares reserved for future issuances under the Company’s 2013 Long-Term Incentive Plan (the “2013 Plan”) as adopted and approved by the Company’s Board of Directors (the “Board”) and stockholders on June 20, 2013 and ratified by the Company’s stockholders on November 15, 2013, that provides for the grant of stock options to employees, directors, officers, and consultants. See “Note 7. Stock Options” for further discussion.

During the three months ended March 31, 2021 and 2020, the Company did not have any common stock transactions.

Warrants

The Company has issued warrants to purchase common stock at various exercise prices in connection with loan agreements and private placements. The following table summarizes information about warrants outstanding at March 31, 2021 and December 31, 2020:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted
	March 31,	December 31,	Average
Description	2021	2020	Exercise Price	Expiration
Series E	584,416	584,416	$1.54	September 8, 2021
Series F	7,246	7,246	$3.45	February 23, 2022 & March 9, 2022
Series G	460,250	460,250	$2.68	July 21, 2022
Series H	910,000	910,000	$2.75	October 16, 2022
Series I	10,335,000	10,335,000	$2.00	November 26, 2025
Total	12,296,912	12,296,912

Note 5. Stock Options

On June 20, 2013, the Company’s Board adopted the 2013 Long-Term Incentive Plan and on November 15, 2013, a stockholder owning a majority of the Company’s issued and outstanding stock approved adoption to the 2013 Plan. Pursuant to the terms of the 2013 Plan, an aggregate of 20,000,000 shares of the Company’s common stock have been reserved for issuance to the Company’s officers, directors, employees and consultants in order to attract and hire key technical personnel and management. Options granted to employees under the 2013 Plan, including directors and officers who are employees, may be incentive stock options or non-qualified stock options; options granted to others under the 2013 Plan are limited to non-qualified stock options. As of March 31, 2021, there were 16,593,266 shares available for future grants.

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

The exercise price per share of common stock for options granted under the 2013 Plan is the fair market value of the Company's common stock on the date of grant, using the closing price of the Company's common stock on the last trading day prior to the date of grant, except for incentive stock options granted to a holder of ten percent or more of the Company's common stock, for whom the exercise price per share will not be less than 110% of the fair market value. No option can be granted under the 2013 Plan after June 20, 2023.

The following table summarizes stock option activity for the three months ended March 31, 2021:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2020	5,895,570	3.41	5.68	1,460,507
Forfeited	(2,730,571)	2.75
Outstanding at March 31, 2021	3,164,999	2.18	5.22	2,350,775
Vested and exercisable at March 31, 2021	1,352,499	1.98	5.17	1,251,775

The valuation methodology used to determine the fair value of stock options is the Black-Scholes Model. The Black Scholes Model requires the use of a number of assumptions including volatility of the stock price, the risk-free interest rate, and the expected term of the stock options. The ranges of assumptions used in the Black-Scholes Model during the three months ended March 31, 2020 is set forth in the table below:

Three Months Ended
March 31, 2020
Risk-free interest rate	1.67%
Expected term in years	4.27
Weighted Avg. Expected Volatility	107.73%
Expected dividend yield	0%

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

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Statements of Operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Research and development	$278,815	$-
General and administrative	(1,153,575)	465,763
Total	$(874,760)	$465,763

Three Months Ended March 31, 2021

During our first quarter 2021, certain individuals resigned from the Company resulting in the forfeiture and cancellation of 2,730,571 options. Compensation expense was recorded on these options prior to their full vesting. As a result, the Company recognized a $1,248,575 reversal of the prior recognized compensation expense related to the cancelled options. The expensed recognized for options still in their vesting period totaled $373,815 ($278,815 in R&D expense and $95,000 in G&A expense).

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

The Company does not have any finance leases.

Supplemental lease information as of March 31, 2021:

	As of March 31, 2021	As of December 31, 2020

Operating lease right-of-use asset	$65,603	$79,462

Current maturities of operating lease	$49,943	$51,125
Non-current operating lease	17,579	28,607
Total operating lease liabilities	$67,522	$79,732

Weighted Average remaining lease term (in years):	1.34	1.6
Discount rate:	7.0%	7.0%

Supplemental cash flow information for the three months ended March 31, 2021:

Cash paid for amount included in the measurement of lease liabilities for operating lease	$13,068
Right-of-use asset obtained in exchange for lease obligation	$98,402

The Company leases office space under a non-cancellable operating lease expiring in 2022. Future lease payments included in the measurement of lease liabilities on the balance sheet at March 31, 2021 for future periods are as follows:

Years ending December 31, 2021,
2021 (Remaining)	$39,720
2022	$31,213
Total future minimum lease payments	$70,933
Less imputed interest	$3,411
Total	$67,522

Note 7. Commitments

In connection with the Company’s anticipated regulatory filings, the Company has engaged StemCell Systems GmbH (“StemCell Systems”) to provide it with prototypes and related documents under various agreements. On July 1, 2020, the Company and StemCell Systems entered into a Strategic R&D Agreement (the “Strategic Agreement”) having an initial term of three years with successive one-year extensions unless earlier terminated. The Strategic Agreement includes a $27,000 monthly fee to be paid to StemCell Systems along with any additional expenses incurred. The Company, StemCell Systems and certain affiliates of StemCells entered into a Rights of First Refusal and Corporate Opportunities Agreement (the “ROFR Agreement”). Pursuant to the ROFR Agreement, (i) in the event a StemCell Systems stockholder receives an offer from a third party to acquire the StemCell Systems stockholders ownership interest, the Company shall have ten business days to purchase such ownership, and (ii) if during the terms of the Strategic Agreement, any StemCell Systems inventions, with respect to skin, burns and wounds, designs, inventions and among other things, whether or not patentable, copyrightable or otherwise legally protectable are discovered by StemCell Systems, the Company shall have the first option to negotiate mutually agreeable terms for the Company’s acquisition or licensing of the StemCell Systems inventions. Pursuant to these engagements the Company incurred expenses of approximately $120,000 and $76,000 during the three months ended March 31, 2021 and 2020, respectively.

Note 8. Related Party Transactions

During the three months ended March 31, 2020, Talia Jevan Properties, Inc. made payments totaling $5,287 to Stephen Yan-Klassen, former CFO who resigned in 2020, for his salary on behalf of the Company. Talia Jevan Properties, Inc. is a related party of Harmel S. Rayat, Chairman of the Board.

On August 1, 2013, the Company entered into a consulting agreement, as amended on May 1, 2016, with Jatinder Bhogal, an individual owning in excess of 5% of the Company’s issued and outstanding shares of common stock, to provide consulting services to the Company through his wholly owned company, Vector Asset Management, Inc. (“VAMI”). Pursuant to the consulting agreement, VAMI assisted the Company with identifying subject matter experts in the medical device and biotechnology industries and assisted the Company with its ongoing research, development and eventual commercialization of its Regeneration Technology. Pursuant to an amendment dated May 1, 2016, the VAMI monthly consulting fee was increased from $5,000 to $6,800. On June 22, 2018, the Company and VAM entered into an Executive Consulting Agreement (the “ECA”) pursuant to which Mr. Bhogal served as the Company’s Chief Operating Officer. The ECA supersedes the prior consulting agreement. Pursuant to the ECA, VAMI received compensation of $120,000 per year. On July 1, 2020 the Company amended the ECA and paid VAMI $4,000 per month through November 30, 2020 and $200 per month thereafter until May 31, 2021 at which time the agreement will expire. During the three months ended March 31, 2021 and 2020, the Company recognized expenses of $600 and $30,000 for consulting services provided by VAMI. Jatinder Bhogal resigned as the Company’s COO effective June 30, 2020.

Note 9. Subsequent Events

Management has reviewed material events subsequent of the period ended March 31, 2021 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the unaudited interim consolidated financial statements of RenovaCare, Inc. (“RenovaCare”) and its wholly-owned subsidiary (collectively with RenovaCare, “we,” “our,” “us,” or the “Company”), appearing elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the Company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies the Company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below in “Critical Accounting Policies,” and have not changed significantly since 2020.

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

Overview

We are a development-stage biotechnology and medical device company focusing on the research, development and commercialization of autologous (using a patient's own cells) cellular therapies that can be used for medical and aesthetic applications. The Company does not have any commercialized products. The Company's activities have consisted principally of performing research and development activities, business development efforts, and raising capital to support such activities.

The Company, through its wholly owned subsidiary, RenovaCare Sciences Corp., owns the CellMist™ System which is a cell isolation procedure that enzymatically renders stem cells from the patient’s own skin or other tissues. The resulting stem cell suspension is administered topically with our SkinGun™ spray device as a cell therapy onto wounds including burns to facilitate healing.

In August 2020, the Company announced that the US Food and Drug Administration (FDA) conditionally approved the Company’s Investigational Device Exemption (IDE) application to conduct a clinical trial that will evaluate the safety and feasibility of autologous skin and pluripotent stem cells rendered by its manual CellMist™ System from donor skin and applied topically with the electronic SkinGun™ spray device for treatment of acute burn wounds. The clinical trial protocol is an open-label single-arm clinical study that will enroll 14 adult human burn subjects with partial-thickness, second-degree thermal burn wounds covering between 10% and 30% total body surface area. The Company expects to conduct the clinical study at four (4) U.S. burn centers commencing in the second quarter of 2021.

The development of our new closed, automated cell isolation device for the CellMistTM System is in the early stage, and we expect significant time and resources will be devoted to develop our technology and determine the commercial feasibility of the product. Research and development of new technologies involve a high degree of risk, and there is no assurance that our development activities will result in a commercially viable product. The long-term profitability of our operations will be, in part, directly related to the cost and success of our development programs, which may be affected by a number of factors.

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

Research and Development

Research and development (“R&D”) expenses consist primarily of costs incurred for the development of our CellMistTM System and include:

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

Other Income (Expense)

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

Results of Operations

Comparison of Three Months Ended March 31, 2021 and March 31, 2020

Research and Development Expenses

	Three Months Ended March 31,		Increase /
	2021	2020	(Decrease)
Manufacturing clinical supplies	$216,183	$-	$216,183
Personnel related	154,175	85,216	68,959
Stock-based compensation	278,813	-	278,813
Clinical trials	306,356	-	306,356
Regulatory	9,832	11,525	(1,693)
All other	88,934	96,032	(7,098)
	$1,054,293	$192,773	$861,520

Total research and development expenses increased by $0.9 million from $0.2 million during the three months ended March 31, 2020 to $1.1 million during the three months ended March 31, 2021. Manufacturing clinical supplies increased $0.2 million due to the pilot-scale manufacturing and validation testing of the components of the CellMist™ System and the electronic SkinGun™ spray device to be used in our clinical trials. Personnel related expenses, including stock-based compensation, increased $0.3 million due to the hiring of new R&D leadership to support the development of our CellMist™ System. Clinical trial expenses increased $0.3 million due to the addition of clinical professionals and costs related to the preparation of our clinical trials which we expect to begin in the second quarter of 2021. We expect clinical trial expenses to increase significantly in 2021 due to patient enrollment, treatment, follow-up visits, and medical site monitoring. All other expenses decreased $7 thousand, as validation testing for the electronic SkinGun ™ concludes and we transition to prototype development of the cell isolation device at StemCell Systems.

General and Administrative Expenses

	Three Months Ended March 31,		Increase /
	2021	2020	(Decrease)
Personnel related	208,684	188,451	20,233
Stock-based compensation	(1,153,575)	465,763	(1,619,338)
Professional and consultant fees	283,791	259,743	24,048
All other	124,056	121,609	2,447
Total general and administrative expenses	(537,044)	1,035,566	(1,572,610)

General and administrative expenses decreased by $1.6 million from a loss of $1.0 million for the three months ended March 31, 2020 to a gain of $0.6 million for the three months ended March 31, 2021. Excluding stock-based compensation, general and administrative expenses increased by $47 thousand.

Stock-Based Compensation

Expense associated with equity based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock compensation represents the expense associated with the amortization of our stock options. Stock compensation expense decreased during the quarter ended March 31, 2021 compared to 2020 primarily due to the forfeiture and cancellation of 2,730,571 stock options as a result of the resignation of Alan Rubino, the Company’s former Chairman, President and Chief Executive Officer and the termination of his employment agreement, and the removal, by the Company’s stockholders of Kenneth Kirkland and Lydia Evans, as members of the Company’s Board of Directors. Compensation expense was recorded on these options prior to their full vesting. As a result, the Company recognized a $1,248,575 reversal of the prior recognized compensation expense related to the cancelled options. The expense recognized for options still in their vesting period totaled $373,815.

Liquidity and Capital Resources

The Company does not have any commercialized products, has not generated any meaningful revenue since inception and has sustained recurring losses and negative cash flows since inception. The Company has incurred operating losses of $0.5 million and $1.2 million during the three months ended March 31, 2021 and 2020, respectively. The Company expects to incur losses as it continues development of its products and technologies. Historically, the Company has been funded through the sale of equity securities and debt financings. As of March 31, 2021, the Company had $5.6 million of cash. The Company believes that it currently has sufficient cash to meet its funding requirements over the next year.

Net cash used in operating activities was $1.8 million during the three months ended March 31, 2021, primarily due to operating costs of $1.3 million and the payment of liabilities of approximately $0.5 million.

Net cash used in investing was $0 for the three months ended March 31, 2021 and $8 thousand for the three months ended March 31, 2020.

There was no net cash used in financing activities during the three months ended March 31, 2021 and 2020.

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

Market Risk Disclosures

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes during the three months ended March 31, 2021 or year ended December 31, 2020, and the subsequent period through the date of this report.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at March 31, 2021, and the subsequent period through the date of this annual report, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements.

Recently Accounting Standards

See Note 1 to our Consolidated Financial Statements for more information regarding recent accounting standards and their impact to our consolidated results of operations and financial position.

Related Party Transactions

During the three months ended March 31, 2021, Talia Jevan Properties, Inc. made payments totaling $5,287 to Stephen Yan-Klassen, former CFO who resigned in 2020, for his salary on behalf of the Company. Talia Jevan Properties, Inc. is a related party of Harmel Rayat, Chairman of the Board.

On August 1, 2013, the Company entered into a consulting agreement, as amended on May 1, 2016, with Jatinder Bhogal, an individual owning in excess of 5% of the Company’s issued and outstanding shares of common stock, to provide consulting services to the Company through his wholly owned company, Vector Asset Management, Inc. (“VAMI”). Pursuant to the consulting agreement, VAMI assisted the Company with identifying subject matter experts in the medical device and biotechnology industries and assisted the Company with its ongoing research, development and eventual commercialization of its Regeneration Technology. Pursuant to an amendment dated May 1, 2016, the VAMI monthly consulting fee was increased from $5,000 to $6,800. On June 22, 2018, the Company and VAM entered into an Executive Consulting Agreement (the “ECA”) pursuant to which Mr. Bhogal served as the Company’s Chief Operating Officer. The ECA supersedes the prior consulting agreement. Pursuant to the ECA, VAMI received compensation of $120,000 per year. On July 1, 2020 the Company amended the ECA and paid VAMI $4,000 per month through November 30, 2020 and $200 per month thereafter until May 31, 2021 at which time the agreement will expire. During the three months ended March 31, 2021 and 2020, the Company recognized expenses of $600 and $30,000 for consulting services provided by VAMI. Jatinder Bhogal resigned as the Company’s COO effective June 30, 2020.

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

Our management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was not effective at March 31, 2021 because of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), or in factors that could materially affect internal controls, during the three months ended March 31, 2021, or subsequent to the date that management completed their evaluation, that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1	Separation and Release of Claims Agreement dated March 26, 2021, incorporated by reference and included in the Company’s Form 8-K filed on March 30, 2021.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension - Schema Document**
101.CAL	XBRL Taxonomy Extension - Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension - Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension - Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension - Presentation Linkbase Document**

_______________

*	Filed herewith.
**	Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RenovaCare, Inc.

(Registrant)

Date: May 7, 2020	By:	/s/ Kaiyo Nedd
	Name:	Dr. Kaiyo Nedd
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2020	By:	/s/ Justin Frere,
	Name:	Justin Frere, CPA
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

