Form 10-Q
period 2021-06-30
RenovaCare, Inc.
filed 2021-08-03
CIK 1016708

NITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 2, 2021, the registrant had 87,352,364 shares of its common stock, par value $0.00001 per share, issued and outstanding.

RENOVACARE, INC.

FORM 10-Q

For The Quarter Ended June 30, 2021

PART I

Item 1. Financial Statements

RENOVACARE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
ASSETS	(Unaudited)
Current assets
Cash	$4,342,978	$7,412,969
Prepaid expenses	466,468	566,275
Total current assets	4,809,446	7,979,244

Equipment, net of accumulated depreciation of $8,308 and $3,584, respectively	33,916	38,640
Intangible assets	152,854	152,854
Security Deposit	7,995	7,995
Right of Use Asset	53,492	79,462
Other Assets	94,247	137,749
Total assets	$5,151,950	$8,395,944

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$165,476	$1,237,437
Lease liability - current	51,132	51,125
Total current liabilities	216,608	1,288,562
Lease Liability - long term	4,433	28,607
Total liabilities	221,041	1,317,169

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.00001 par value; 500,000,000 shares authorized, 87,352,364 shares issued and outstanding at June 30, 2021 and December 31, 2020	874	874
Additional paid-in capital	36,127,419	36,846,082
Retained deficit	(31,197,384)	(29,768,181)
Total stockholders' equity	4,930,909	7,078,775
Total liabilities and stockholders' equity	$5,151,950	$8,395,944

(See accompanying notes to unaudited consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$-	$-	$-	$-

Operating expenses
Research and development	704,569	1,347,005	1,758,862	1,539,778
General and administrative	400,810	1,697,476	(136,234)	2,733,042
Total operating expenses, net	1,105,379	3,044,481	1,622,628	4,272,820
Loss from operations	(1,105,379)	(3,044,481)	(1,622,628)	(4,272,820)

Other income
Interest income	2,615	32,888	2,622	86,474
Other income	190,803	-	190,803	-
Total other income	193,418	32,888	193,425	86,474
Net loss	$(911,961)	$(3,011,593)	$(1,429,203)	$(4,186,346)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.03)	$(0.02)	$(0.05)

Weighted average number of common shares outstanding - basic and diluted	87,352,364	87,352,364	87,352,364	87,352,364

(See accompanying notes to unaudited consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2021	Common Stock		Additional	Retained	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 31, 2020	87,352,364	$874	$36,846,082	$(29,768,181)	$7,078,775
Stock based compensation due to common stock purchase options	-	-	352,063	-	352,063
Reversal of stock based compensation due to common stock purchase option cancellations	-	-	(1,248,575)	-	(1,248,575)
Net loss for the three months ended March 31, 2021	-	-	-	(517,242)	(517,242)
Balance, March 31, 2021	87,352,364	874	35,949,570	(30,285,423)	5,665,021
Stock based compensation due to common stock purchase options	-	-	243,979	-	243,979
Reversal of stock based compensation due to common stock purchase option cancellations	-	-	(66,130)	-	(66,130)
Net loss for the three months ended June 30, 2021	-	-	-	(911,961)	(911,961)
Balance, June 30, 2021	87,352,364	$874	$36,127,419	$(31,197,384)	$4,930,909

FOR THE SIX MONTHS ENDED JUNE 30, 2020

Balance, December 31, 2019	87,352,364	$874	$32,378,833	$(20,219,845)	$12,159,862
Stock based compensation due to common stock purchase options	-	-	465,763	-	465,763
Net loss for the three months ended March 31, 2020	-	-	-	(1,174,753)	(1,174,753)
Balance, March 31, 2020	87,352,364	874	32,844,596	(21,394,598)	11,450,872
Stock based compensation due to common stock purchase options	-	-	1,586,522	-	1,586,522
Net loss for the three months ended June 30, 2020	-	-	-	(3,011,593)	(3,011,593)
Balance, June 30, 2020	87,352,364	$874	$34,431,118	$(24,406,191)	$10,025,801

(See accompanying notes to unaudited consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows used in operating activities
Net loss	$(1,429,203)	$(4,186,346)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation expense	4,724	-
Stock based compensation expense	(675,163)	2,052,285
Amortization of right of use asset	25,970	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	99,807	(301,685)
Increase (decrease) in accounts payable	(1,071,961)	497,738
Increase (decrease) in accounts payable - related parties	-	18,823
Increase (decrease) in lease liability	(24,165)	-
Net cash flows used in operating activities	(3,069,991)	(1,919,185)

Cash flows from investing activity
Decrease (increase) in security deposit	-	(7,995)
Net cash flows from investing activity	-	(7,995)

Decrease in cash	(3,069,991)	(1,927,180)

Cash at beginning of period	7,412,969	12,185,248

Cash at end of period	$4,342,978	$10,258,068

(See accompanying notes to unaudited consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization, Overview of Operations, Basis of Presentation, Liquidity, Recent Accounting Standards and Earnings (Loss) Per Share

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

The Company has an authorized capital of 500,000,000 shares of $0.00001 par value common stock, of which 87,352,364 shares are outstanding as of June 30, 2021, and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

Overview of Operations

RenovaCare, Inc., through its wholly owned subsidiary, RenovaCare Sciences Corp. is a development-stage company focusing on the research, development and commercialization of autologous (using a patient’s own cells) cellular therapies that can be used for medical and aesthetic applications.

On July 12, 2013, the Company completed the acquisition of its flagship technologies (collectively, the “CellMistTM System”). The CellMist™ System is a cell isolation procedure that enzymatically renders stem cells from the patient’s own skin or other tissues. The resulting stem cell suspension is administered topically from the Company’s novel solution sprayer device (the “SkinGunTM”) as a cell therapy onto wounds including burns to facilitate healing.

In August 2019, the Company was awarded a continuation of a patent allowing the SkinGunTM to be used to spray all varieties of tissues and cells, thus allowing for its potential application in the regeneration of tissues and organs, beyond skin; and, in November 2020, the Company was issued two new patents encompassing improvements to the SkinGun™, expanding its potential application beyond the surgical setting into the field, and allowing the use of liquid suspension solutions to include drugs, hormones, and other useful agents.

On May 6, 2021 the Food and Drug Administration gave full-approval of the Company’s Investigational Device Exemption (IDE) application to proceed with initial clinical testing of the CellMist™ System and SkinGun™ spray device in adult burn patients.

The Company has four United States patents and patents in Germany, Australia, Canada, and Europe, with the European patent being validated in France, Germany, Italy, Netherlands, Spain, Switzerland/Lichtenstein, and United Kingdom. The Company also has patent applications pending in the United States and in multiple countries.

The Company has six allowed trademarks in the United States and two pending applications. Globally, the Company has two European registered trademarks, two United Kingdom trademarks, two pending in Canada, and one allowed and one pending in Japan.

Improvements in the design and efficiency of the CellMist™ System including a closed, automated cell isolation device and the SkinGun™ spray device are in development with StemCell Systems (Berlin, Germany), the Company’s R&D innovation partner. The Company is adapting its core technologies for possible use in other clinical indications. The Company is also developing the cell isolation and spray gun devices as stand-alone 510(k)-cleared products for isolation of cells from other tissues and spraying other solutions of medical importance.

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of RenovaCare, Inc. and Subsidiary (the “Company”) as of June 30, 2021, and for the three and six months ended June 30, 2021 and 2020 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for  quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the SEC on March 31, 2021.

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Actual results may differ from those estimates. The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position as of June 30, 2021, results of operations and stockholders’ equity for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Liquidity

As of June 30, 2021, the Company had $4,342,978 of cash on hand and cash equivalents, and working capital of $4,592,838. As a result, the Company believes it currently has sufficient cash to meet its funding requirements over the next twelve months following the issuance of this Quarterly Report on Form 10-Q. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it may need to raise additional capital to accomplish its business plan over the next several years. There can be no assurance as to the availability or terms upon which such financing and capital might be available. See “Overview of Operations” above.

Additionally, there is uncertainty relating to the full impact of the COVID-19 pandemic on the Company’s operations and capital requirements. Should financing when needed be unavailable or prohibitively expensive or the COVID-19 pandemic continue, it may adversely affect the Company’s ability to (i) retain employees and consultants; (ii) obtain additional financing on terms acceptable to the Company, if at all; (iii) delay regulatory submissions and approvals; (iv) delay, limit or preclude the Company from the operation of clinical study sites and testing laboratories; (v) delay, limit or preclude the Company from achieving technology or product development goals, milestones, or objectives; and (vi) preclude or delay entry into joint venture or partnership arrangements. The occurrence of any one or more of such events may affect the Company’s ability to continue on its pathway to commercialization of its technology or products.

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

Following is the computation of basic and diluted net loss per share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(911,961)	$(3,011,593)	$(1,429,203)	$(4,186,346)
Denominator:
Weighted average number of common shares outstanding	87,352,364	87,352,364	87,352,364	87,352,364
Basic and diluted EPS	$(0.01)	$(0.03)	$(0.02)	$(0.05)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	3,089,999	4,788,071	3,089,999	4,788,071
Warrants	12,296,912	12,296,912	12,296,912	12,296,912
Total shares not included in the computation of diluted losses per share	15,386,911	17,084,983	15,386,911	17,084,983

Note 2. Prepaid Expenses

Prepaid expenses consist of the following:

	June 30,	December 31,
	2021	2020
Prepaid insurance	$-	$54,180
Prepaid stock options for services	87,001	86,999
Prepaid professional fees	65,000	65,000
Prepaid research and development expense	296,196	289,746
Other prepaid costs	18,271	70,350
Total prepaid expenses	$466,468	$566,275

Note 3. Equity

2013 Long-Term Incentive Plan

On June 20, 2013, the Company’s Board of Directors (the “Board”) adopted the 2013 Long-Term Incentive Plan (the “2013 Plan”) and on November 15, 2013, a stockholder owning a majority of the Company’s issued and outstanding stock approved adoption to the 2013 Plan. Pursuant to the terms of the 2013 Plan, an aggregate of 20,000,000 shares of the Company’s common stock have been reserved for issuance to the Company’s officers, directors, employees and consultants in order to attract and hire key technical personnel and management. Options granted to employees under the 2013 Plan, including directors and officers who are employees, may be incentive stock options or non-qualified stock options; options granted to others under the 2013 Plan are limited to non-qualified stock options. As of June 30, 2021, there were 16,668,266 shares available for future grants.

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

Common Stock

At June 30, 2021, the Company had 500,000,000 authorized shares of common stock with a par value of $0.00001 per share and 87,352,364 shares of common stock outstanding.

During the three and six months ended June 30, 2021 and 2020, the Company did not have any common stock transactions.

Warrants

The Company has issued warrants to purchase common stock at various exercise prices in connection with loan agreements and private placements. The following table summarizes information about warrants outstanding at June 30, 2021 and December 31, 2020:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted
	June 30,	December 31,	Average
Description	2021	2020	Exercise Price	Expiration
Series E	584,416	584,416	$1.54	September 9, 2021
Series F	7,246	7,246	$3.45	February 23, 2022 & March 9, 2022
Series G	460,250	460,250	$2.68	July 21, 2022
Series H	910,000	910,000	$2.75	October 16, 2022
Series I	10,335,000	10,335,000	$2.00	November 26, 2025
Total	12,296,912	12,296,912

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2021:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2020	5,895,570	2.45	5.14	3,376,267
Forfeited	(2,805,571)	2.74
Outstanding at June 30, 2021	3,089,999	2.18	4.96	4,177,775
Vested and exercisable at June 30, 2021	2,427,499	1.90	4.93	3,972,400

The valuation methodology used to determine the fair value of stock options is the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the risk-free interest rate, and the expected term of the stock options. The ranges of assumptions used in the Black-Scholes Model during the six months ended June 30, 2020 is set forth in the table below:

	Six Months Ended
	June 30, 2020
Risk-free interest rate	0.034%	-	1.67%
Expected term in years	3.25	–	4.98
Weighted Avg. Expected Volatility	105.71%	–	106.88%
Expected dividend yield		0%

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

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Statements of Operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30
	2021	2020	2021	2020
Research and development	$228,625	$631,876	$507,438	$631,876
General and administrative	(29,026)	954,646	(1,182,601)	1,420,409
Total	$(199,599)	$1,586,522	$(675,163)	$2,052,285

Three and Six Months Ended June 30, 2021

During the first half of 2021, certain individuals resigned from the Company resulting in the forfeiture and cancellation of 2,805,571 options. Compensation expense was recorded on some of these options prior to their full vesting. As a result, during the three and six months ended June 30, 2021, the Company recognized $66,130 and $1,248,575, respectively, of reversals of the prior recognized compensation expense related to the cancelled options. During the three and six months ended June 30, 2021, the expense recognized for options still in their vesting period totaled $265,726 and $639,541, respectively.

Note 4. Leases

In February 2020, the Company entered into a two-year lease for office premises located at 4 Becker Farm Road, Suite 105, Roseland, New Jersey. Monthly base rent in year one of the lease is $4,356; and $4,459 in year 2 of the lease. The term (and payment of the monthly rent) commenced upon completion of the landlord’s work on August 1, 2020.

The Company’s existing Lease is not subject to any restrictions or covenants which preclude its ability to pay dividends, obtain financing, or enter into additional Lease’s.

As of June 30, 2021, the Company has not entered into any leases which have not yet commenced which would entitle the Company to significant rights or create additional obligations.

The Company does not have any finance leases.

Supplemental lease information as of June 30, 2021:

	As of June 30, 2021	As of December 31, 2020

Operating lease right-of-use asset	$53,492	$79,462

Current maturities of operating lease	$51,132	$51,125
Non-current operating lease	4,433	28,607
Total operating lease liabilities	$55,565	$79,732

Weighted Average remaining lease term (in years):	1.09	1.6
Discount rate:	7.0%	7.0%
Right-of-use asset obtained in exchange for lease obligation		$98,402

Supplemental cash flow information for the six months ended June 30, 2021:

Cash paid for amount included in the measurement of lease liabilities for operating lease	$26,136

The Company leases office space under a non-cancellable operating lease expiring in 2022. Future lease payments included in the measurement of lease liabilities on the balance sheet at June 30, 2021 for future periods are as follows:

Years ending December 31, 2021,
2021 (Remaining)	$26,652
2022	31,213
Total future minimum lease payments	57,864
Less imputed interest	(2,299)
Total	$55,565

Note 5. Commitments and Contingencies

Stem Cell Systems

In connection with the Company’s anticipated regulatory filings, the Company has engaged StemCell Systems GmbH (“StemCell Systems”) to provide it with prototypes and related documents under various agreements. On July 1, 2020, the Company and StemCell Systems entered into a Strategic R&D Agreement (the “Strategic Agreement”) having an initial term of three years with successive one-year extensions unless earlier terminated. The Strategic Agreement includes a $27,000 monthly fee to be paid to StemCell Systems along with any additional expenses incurred. The Company, StemCell Systems and certain affiliates of StemCells entered into a Rights of First Refusal and Corporate Opportunities Agreement (the “ROFR Agreement”). Pursuant to the ROFR Agreement, (i) in the event a StemCell Systems stockholder receives an offer from a third party to acquire the StemCell Systems stockholders ownership interest, the Company shall have ten business days to purchase such ownership, and (ii) if during the terms of the Strategic Agreement, any StemCell Systems inventions, with respect to skin, burns and wounds, designs, inventions and among other things, whether or not patentable, copyrightable or otherwise legally protectable are discovered by StemCell Systems, the Company shall have the first option to negotiate mutually agreeable terms for the Company’s acquisition or licensing of the StemCell Systems inventions. Pursuant to these engagements the Company incurred expenses of approximately $128,000 and $122,000 during the three months ended June 30, 2021 and 2020, respectively; and $248,000 and $199,000 during the six months ended June 30, 2021 and 2020, respectively.

SEC Complaint

On May 28, 2021 the SEC filed a civil complaint naming the Company and Harmel S. Rayat, RenovaCare Chairman as defendants (the “Complaint”). The Complaint charges Mr. Rayat and the Company with violating the antifraud provisions of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and also charges Mr. Rayat with aiding and abetting the Company's violations of those provisions. The complaint also charges the Company with violating the reporting provisions of Exchange Act Section 15(d) and Rules 15d-11 and 12b-20 thereunder. The SEC seeks permanent injunctions and civil penalties against Mr. Rayat and the Company, and officer-and-director and penny stock bars against Mr. Rayat.

The Company believes that the claims asserted in the Complaint are without merit and intends to defend this matter vigorously. Most, if not all, of the cost to defend the Company and Mr. Rayat is expected to be covered by insurance. However, because of the inherent uncertainty as to the outcome of this proceeding, the Company is unable, at this time, to estimate the possible impact of the outcome of this matter nor provide assurance that the available insurance coverage will be sufficient to see the Complaint through to resolution.

Class Action Complaints

On July 16 and July 21, 2021, two purported shareholders of the Company filed putative class actions in the United States District Court for the District of New Jersey against the Company and certain of its current and former executive officers (captioned Gabrielle A. Boller, Individually and On Behalf of All Others Similarly Situated v. RenovaCare, Inc., Harmel Rayat, and Thomas Bold, No. 2:21-cv-13766-SDW-ESK (“Boller”), and Michael Solakian, Individually and On Behalf of All Others Similarly Situated v. RenovaCare, Inc., Harmel Rayat, and Thomas Bold, No. 2:21-cv-13930 (“Solakian”), respectively). The complaints in Boller and Solakian were brought both individually and on behalf of a putative class of the Company’s stockholders, claiming that in connection with the facts and circumstances underlying the allegations in the SEC Complaint, the Company engaged in fraudulent conduct and made false and misleading statements of material fact or omitted to state material facts necessary to make the statements made not misleading. Both Boller and Solakian seek to declare the action to be a class action and monetary damages, including costs and expenses, and award of reasonable attorneys’ fees, expert fees, and other costs, and such other relief as the Court may deem just and proper.

The Company believes that the claims asserted in Boller and Solakian  and any other Class Actions derived from the SEC Complaint are without merit and intends to defend itself vigorously. Based on the early stages of these legal proceedings, and the inherent uncertainty as to their outcome, at this time, the Company is not able to reasonably estimate a possible range of loss, if any, that may result from the allegations set forth in the complaints filed in the Class Actions.

Note 6. Related Party Transactions

During the three and six months ended June 30, 2020, Talia Jevan Properties, Inc. made payments totaling $5,287 and $10,811, respectively, to Stephen Yan-Klassen, former CFO who resigned in 2020, for his salary on behalf of the Company. Talia Jevan Properties, Inc. is a related party of Harmel S. Rayat, Chairman of the Board.

On August 1, 2013, the Company entered into a consulting agreement, as amended on May 1, 2016, with Jatinder Bhogal, an individual owning in excess of 5% of the Company’s issued and outstanding shares of common stock, to provide consulting services to the Company through his wholly owned company, Vector Asset Management, Inc. (“VAMI”). Pursuant to the consulting agreement, VAMI assisted the Company with identifying subject matter experts in the medical device and biotechnology industries and assisted the Company with its ongoing research, development and eventual commercialization of its Regeneration Technology. Pursuant to an amendment dated May 1, 2016, the VAMI monthly consulting fee was increased from $5,000 to $6,800. On June 22, 2018, the Company and VAM entered into an Executive Consulting Agreement (the “ECA”) pursuant to which Mr. Bhogal served as the Company’s Chief Operating Officer. The ECA supersedes the prior consulting agreement. Pursuant to the ECA, VAMI received compensation of $120,000 per year. On July 1, 2020 the Company amended the ECA and paid VAMI $4,000 per month through November 30, 2020 and $200 per month thereafter until May 31, 2021 at which time the ECA as amended expired. For consulting services provided by VAMI, during the three months ended June 30, 2021 and 2020, the Company recognized expenses of $400 and $30,000, respectively; and $1,000 and $60,000 during the six months ended June 30, 2021 and 2020, respectively. Jatinder Bhogal resigned as the Company’s COO effective June 30, 2020.

Note 7. Subsequent Events

Management has reviewed material events subsequent of the period ended June 30, 2021 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

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

This Quarterly Report on Form 10-Q also contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to the Company that is based on management's exercise of business judgment and assumptions made by and information currently available to management. Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward-looking statements and unknown, unidentified or unpredictable factors could materially and adversely impact our future results. We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events. Several of these factors include, without limitation:

·	our ability to meet requisite regulations or receive regulatory approvals in the United States, and our ability to retain any regulatory approvals that we may obtain; and the absence of adverse regulatory developments in the United States and abroad;
·	new entrance of competitive products or further penetration of existing products in our markets;
·	results of our clinical trials;
·	failure of our products to gain market acceptance;
·	the cost and success of our development programs;
·	our failure to obtain financing as, if and when needed, on commercially acceptable terms;
·	our failure to attract and retain qualified personnel;
·	our failure to adequately manage our growth and expansion;
·	the effect on us from adverse publicity related to our products or the Company itself; and
·	our failure to defend against any adverse claims relating to our intellectual property.

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

In May 2021, the Company announced that the US Food and Drug Administration (FDA) fully approved the Company’s Investigational Device Exemption (IDE) application to conduct a clinical trial that will evaluate the safety and feasibility of autologous skin and pluripotent stem cells rendered by its manual CellMist™ System from donor skin and applied topically with the electronic SkinGun™ spray device for treatment of acute burn wounds. The clinical trial protocol is an open-label single-arm clinical study that will enroll 14 adult human burn subjects with partial-thickness, second-degree thermal burn wounds covering between 10% and 30% total body surface area. The Company expects to conduct the clinical study at up to four (4) U.S. burn centers. Currently, the clinical trial is activated and screening patients at its first burn center.

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

The Company has four United States patents and patents in Germany, Australia, Canada, and Europe, with the European patent being validated in France, Germany, Italy, Netherlands, Spain, Switzerland/Lichtenstein, and United Kingdom. The Company also has patent applications pending in the United States and in multiple countries.

The Company has six allowed trademarks in the United States and two pending applications. Globally, the Company has two European registered trademarks, two United Kingdom trademarks, two pending in Canada, and one allowed and one pending in Japan.

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

Although the Company continues to monitor the situation and may adjust policies as more information and public health guidance become available, the COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate spread of the virus, the severity of the disease, the duration of the outbreak and actions that may be taken by governmental authorities to contain the outbreak or to treat its impact, makes it difficult to assess whether there will be further impact on the development and commercialization of the Company’s technology which could have a material adverse effect on the Company’s results of operations and cash flows.

Components of Our Results of Operations

Revenue

To date we have not generated any product revenues and do not expect to generate any revenue for the foreseeable future. Our ability to generate revenue and become profitable depends upon our ability to obtain marketing approval and successfully commercialization of our CellMistTM System.

Research and Development

Research and development (“R&D”) expenses consist primarily of costs incurred for the development of our CellMistTM System and include:

·	design, pilot-scale manufacturing and pre-clinical testing of our cell isolation and SkinGunTM spray devices.

·	employee-related expenses associated with our research and development activities, including salaries, benefits, travel and non-cash stock-based compensation expenses.

·	costs associated with quality management systems including device verification and validation testing, and regulatory operations and regulatory compliance.

·	expenses incurred under agreements related to our clinical trials.

·	other research and development costs including contract consulting fees and non-cash stock-based compensation to contract research organizations (CROs) and other third parties.

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

Stock-Based Compensation

Expense associated with equity-based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock compensation represents the expense associated with the amortization of our stock options.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2021 and June 30, 2020

Research and Development Expenses

	Three Months Ended June 30,		Increase /	Six Months Ended June 30,		Increase /
	2021	2020	(Decrease)	2021	2020	(Decrease)
Manufacturing clinical supplies(1)	$31,887	$382,066	$(350,179)	$248,071	$382,066	$(133,995)
Personnel related(2)	115,503	80,333	35,169	269,978	171,550	98,129
Stock-based compensation(3)	228,625	631,876	(403,251)	507,438	631,876	(124,438)
Clinical trials(4)	219,601	4,400	215,201	525,957	4,400	521,557
Regulatory(5)	12,072	77,362	(65,290)	21,904	88,887	(66,983)
All other(5)	96,881	170,968	(74,086)	185,814	260,999	(75,185)
	$704,569	$1,347,005	$(642,436)	$1,758,862	$1,539,778	$219,084

(1)	Manufacturing clinical supplies decreased due to completion of the pilot-scale manufacturing and validation testing of the components of the CellMist™ System and the electronic SkinGun™ spray device to be used in our clinical trials.
(2)	Personnel related expenses, including stock-based compensation, increased due to the allocation of Stem Cell Systems personnel in support of the development of our CellMist™ System.
(3)	Stock compensation expense decreased due primarily to the completion of vesting in 2020 of prior issued stock options in excess of the amounts recognized in the current year upon the continued vesting of other R&D related stock options grants.
(4)	Clinical trial expenses increased due to the addition of clinical professionals, clinical site activation costs and costs related to the preparation of our clinical trials which began in the second quarter of 2021. We expect clinical trial expenses to increase significantly in 2021 due to patient enrollment, treatment, follow-up visits, clinical sample testing and medical site monitoring.
(5)	All other expenses decreased as validation testing for the electronic SkinGun ™ concluded and we transitioned to prototype development of the cell isolation device at StemCell Systems.

General and Administrative Expenses

	Three Months Ended June 30,		Increase /	Six Months Ended June 30,		Increase /
	2021	2020	(Decrease)	2021	2020	(Decrease)
Personnel related(1)	$238,911	$203,091	$9,470	$468,363	$436,687	$31,676
Stock-based compensation(2)	(29,026)	954,646	(983,672)	(1,182,601)	1,420,409	(2,603,010)
Professional and consultant fees(3)	141,682	285,021	(143,339)	425,473	544,764	(119,291)
All other(4)	49,243	254,718	(179,125)	152,531	331,182	(178,651)
Total G&A Expense	$400,810	$1,697,476	$(1,296,666)	$(136,234)	$2,733,042	$(2,869,277)

(1)	Personnel related costs increased due to slightly higher headcount in the current year.
(2)	Stock compensation expense decreased due to the forfeiture and cancellation of 2,805,571 stock options as a result of the resignation of Alan Rubino, the Company’s former Chairman, President and Chief Executive Officer, the resignation of Robert Cook, the Company’s former Chief Financial Officer, and the removal, by the Company’s stockholders of Kenneth Kirkland and Lydia Evans, as members of the Company’s Board of Directors. Compensation expense was recorded on these options prior to their full vesting. As a result, the Company recognized a $66,130 and $1,314,705 reversal of the prior recognized compensation expense related to the cancelled options for the three and six months ended June 30, 2021, respectively. The G&A expense recognized for options still in their vesting period totaled $37,104 and 132,104 during the three and six months ended June 30, 2021, respectively.
(3)	Professional and consultant fees decreased due to a decrease in legal fees and accounting and auditing fees offset by an increase in fees related to our patents and trademarks.
(4)	All other costs decreased primarily due to the absence of the charitable contribution to the Office of Research at the University of Pittsburgh which the Company recognized $62,500 and $125,000 during the three and six months ended June 30, 2020.

Liquidity and Capital Resources

The Company does not have any commercialized products, has not generated any meaningful revenue since inception and has sustained recurring losses and negative cash flows since inception. The Company has incurred operating losses of $3.1 million and $2.0 million during the six months ended June 30, 2021 and 2020, respectively. The Company expects to incur losses as it continues development of its products and technologies. Historically, the Company has been funded through the sale of equity securities and debt financings. As of June 30, 2021, the Company had $4.3 million of cash. The Company believes that it currently has sufficient cash to meet its funding requirements over the next twelve months.

Net cash used in operating activities was $3.1 million during the six months ended June 30, 2021, primarily due to operating costs of $2.1 million and the payment of liabilities of approximately $1.0 million.

Net cash used in investing was $0 for the six months ended June 30, 2021 and $8 thousand for the six months ended June 30, 2020.

There was no net cash used in financing activities during the six months ended June 30, 2021 and 2020.

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

Market Risk Disclosures

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes during the three and six months ended June 30, 2021 or year ended December 31, 2020, and the subsequent period through the date of this report.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at June 30, 2021, and the subsequent period through the date of this annual report, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements.

Recently Accounting Standards

See Note 1 to our Consolidated Financial Statements for more information regarding recent accounting standards and their impact to our consolidated results of operations and financial position.

Related Party Transactions

During the three and six months ended June 30, 2020, Talia Jevan Properties, Inc. made payments totaling $5,287 and $10,811, respectively, to Stephen Yan-Klassen, former CFO who resigned in 2020, for his salary on behalf of the Company. Talia Jevan Properties, Inc. is a related party of Harmel S. Rayat, Chairman of the Board.

On August 1, 2013, the Company entered into a consulting agreement, as amended on May 1, 2016, with Jatinder Bhogal, an individual owning in excess of 5% of the Company’s issued and outstanding shares of common stock, to provide consulting services to the Company through his wholly owned company, Vector Asset Management, Inc. (“VAMI”). Pursuant to the consulting agreement, VAMI assisted the Company with identifying subject matter experts in the medical device and biotechnology industries and assisted the Company with its ongoing research, development and eventual commercialization of its Regeneration Technology. Pursuant to an amendment dated May 1, 2016, the VAMI monthly consulting fee was increased from $5,000 to $6,800. On June 22, 2018, the Company and VAM entered into an Executive Consulting Agreement (the “ECA”) pursuant to which Mr. Bhogal served as the Company’s Chief Operating Officer. The ECA supersedes the prior consulting agreement. Pursuant to the ECA, VAMI received compensation of $120,000 per year. On July 1, 2020 the Company amended the ECA and paid VAMI $4,000 per month through November 30, 2020 and $200 per month thereafter until May 31, 2021 at which time the ECA as amended expired. For consulting services provided by VAMI, during the three months ended June 30, 2021 and 2020, the Company recognized expenses of $400 and $30,000, respectively; and $1,000 and $60,000 during the six months ended June 30, 2021 and 2020, respectively. Jatinder Bhogal resigned as the Company’s COO effective June 30, 2020.

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

Our management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was not effective at June 30, 2021 due to inadequate segregation of duties consistent with control objectives. Our Company’s management is comprised of a very small number of individuals resulting in a situation where limitations of segregation of duties exist. In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties. Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size and that this weakness did not have a material effect on our financial statements and results of operations.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), or in factors that could materially affect internal controls, during the three months ended June 30, 2021, or subsequent to the date that management completed their evaluation, that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On May 28, 2021 the SEC filed a civil complaint naming the Company and Harmel S. Rayat, RenovaCare Chairman as defendants (the “Complaint”).

The SEC's complaint, regarding legacy events from over 3 years ago, alleges that in July 2017, Mr. Rayat arranged, and caused RenovaCare to pay for a promotional campaign designed to increase the company's stock price. The complaint alleges that Mr. Rayat was closely involved in directing the promotion and editing promotional materials, and arranged to funnel payments to the publisher through consultants to conceal the Company's involvement in the campaign. According to the complaint, in January 2018, OTC Markets Group, Inc. requested the Company issue a press release to explain its relationship to the promotion. The complaint alleges that Mr. Rayat and the Company then drafted and issued a press release and a Form 8-K that contained material misrepresentations and omissions denying Mr. Rayat's and the company's involvement in the promotion.

The SEC's complaint charges Mr. Rayat and the Company with violating the antifraud provisions of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and also charges Mr. Rayat with aiding and abetting the company's violations of those provisions. The complaint also charges the Company with violating the reporting provisions of Exchange Act Section 15(d) and Rules 15d-11 and 12b-20 thereunder. The SEC seeks permanent injunctions and civil penalties against Mr. Rayat and the Company, and officer-and-director and penny stock bars against Mr. Rayat.

The Company takes issue with the statements in the Complaint and intends to defend itself and its stockholders against allegations made by the SEC.

On July 16 and July 21, 2021, two purported shareholders of the Company filed putative class actions in the United States District Court for the District of New Jersey against the Company and certain of its current and former executive officers (captioned Gabrielle A. Boller, Individually and On Behalf of All Others Similarly Situated v. RenovaCare, Inc., Harmel Rayat, and Thomas Bold, No. 2:21-cv-13766-SDW-ESK (“Boller”), and Michael Solakian, Individually and On Behalf of All Others Similarly Situated v. RenovaCare, Inc., Harmel Rayat, and Thomas Bold, No. 2:21-cv-13930 (“Solakian”), respectively). The complaints in Boller and Solakian were brought both individually and on behalf of a putative class of the Company’s stockholders, claiming that in connection with the facts and circumstances underlying the allegations in the SEC Complaint, the Company engaged in fraudulent conduct and made false and misleading statements of material fact or omitted to state material facts necessary to make the statements made not misleading. Both Boller and Solakian seek to declare the action to be a class action and monetary damages, including costs and expenses, and award of reasonable attorneys’ fees, expert fees, and other costs, and such other relief as the Court may deem just and proper.

The Company believes that the claims asserted in Boller and Solakian  and any other Class Actions derived from the SEC Complaint are without merit and intends to defend itself vigorously. Based on the early stages of these legal proceedings, and the inherent uncertainty as to their outcome, at this time, the Company is not able to reasonably estimate a possible range of loss, if any, that may result from the allegations set forth in the complaints filed in the Class Actions.

Item 1A. Risk Factors

Our results of operations and financial condition could be adversely affected by numerous risks. In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2020. These are not the only risks and uncertainties facing us. Additional risks not currently known to us or that we currently believe are immaterial may also negatively impact our business, financial condition, results of operations and future prospects.

We are the subject of an SEC Complaint. Adverse developments in our ongoing proceeding and/or future legal proceedings could have a material adverse effect on our business, reputation, financial condition, results of operations or stock price.

We are currently subject to an SEC Complaint. Refer to Note 7 to our Consolidated Financial Statements and Part II, Item 1 of this Quarterly Report for additional information regarding this specific matter. We may be subject to additional investigations, arbitration proceedings, audits, regulatory inquiries and similar actions, including matters related to intellectual property, employment, securities laws, disclosures, tax, accounting, class action and product liability, as well as regulatory and other claims related to our business and our industry, which we refer to collectively as legal proceedings. We cannot predict the outcome of any particular proceeding, or whether ongoing investigations, will be resolved favorably or ultimately result in charges or material damages, fines or other penalties, enforcement actions, bars against serving as an officer or director, or practicing before the SEC, or civil or criminal proceedings against us or members of our senior management.

Legal proceedings in general, and securities and class action litigation and regulatory investigations in particular, can be expensive and disruptive. Our insurance may not cover all claims that may be asserted against us, and we are unable to predict how long the legal proceedings to which we are currently subject will continue. An unfavorable outcome of any legal proceeding may have an adverse impact on our business, financial condition and results of operations or our stock price. Any proceeding could negatively impact our reputation among our stakeholders. Furthermore, publicity surrounding ongoing legal proceedings, even if resolved favorably for us, could result in additional legal proceedings against us, as well as damage our image.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1	Separation and Release of Claims Agreement dated March 26, 2021, incorporated by reference and included in the Company’s Form 8-K filed on March 30, 2021.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_______________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RenovaCare, Inc.

(Registrant)

Date: August 3, 2021	By:	/s/ Dr. Kaiyo Nedd
	Name:	Dr. Kaiyo Nedd
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2021	By:	/s/ Justin Frere, CPA
	Name:	Justin Frere, CPA
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

