Form 10-Q
period 2021-09-30
RenovaCare, Inc.
filed 2021-11-12
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, the registrant had 87,352,364 shares of its common stock, par value $0.00001 per share, issued and outstanding.

RENOVACARE, INC.

FORM 10-Q

For The Quarter Ended September 30, 2021

PART I

Item 1. Financial Statements

RENOVACARE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
ASSETS	(Unaudited)
Current assets
Cash	$3,421,765	$7,412,969
Prepaid expenses	464,315	566,275
Total current assets	3,886,080	7,979,244

Equipment, net of accumulated depreciation of $10,630 and $3,584, respectively	31,594	38,640
Intangible assets	152,854	152,854
Security Deposit	7,995	7,995
Right of Use Asset	41,171	79,462
Other Assets	72,497	137,749
Total assets	$4,192,191	$8,395,944

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$670,125	$1,237,437
Lease liability - current	43,192	51,125
Total current liabilities	713,317	1,288,562
Lease Liability - long term	-	28,607
Total liabilities	713,317	1,317,169

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock: $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.00001 par value; 500,000,000 shares authorized, 87,352,364 shares issued and outstanding at September 30, 2021 and December 31, 2020	874	874
Additional paid-in capital	36,373,669	36,846,082
Retained deficit	(32,895,669)	(29,768,181)
Total stockholders' equity	3,478,874	7,078,775
Total liabilities and stockholders' equity	$4,192,191	$8,395,944

(See accompanying notes to unaudited consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$-	$-	$-	$-

Operating expenses
Research and development	744,625	1,551,989	2,503,487	3,091,383
General and administrative	955,899	1,290,890	819,665	4,024,317
Total operating expenses, net	1,700,524	2,842,879	3,323,152	7,115,700
Loss from operations	(1,700,524)	(2,842,879)	(3,323,152)	(7,115,700)

Other income
Interest income	2,239	24,915	4,861	111,390
Other income	-	-	190,803	-
Total other income	2,239	24,915	195,664	111,390
Net loss	$(1,698,285)	$(2,817,964)	$(3,127,488)	$(7,004,310)

Basic and Diluted Loss per Common Share	$(0.02)	$(0.03)	$(0.04)	$(0.08)

Weighted average number of common shares outstanding - basic and diluted	87,352,364	87,352,364	87,352,364	87,352,364

(See accompanying notes to unaudited consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

			Additional		Total
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	87,352,364	$874	$36,846,082	$(29,768,181)	$7,078,775
Stock based compensation due to common stock purchase options	-	-	352,063	-	352,063
Reversal of stock based compensation due to common stock purchase option cancellations	-	-	(1,248,575)	-	(1,248,575)
Net loss for the three months ended March 31, 2021	-	-	-	(517,242)	(517,242)
Balance, March 31, 2021	87,352,364	874	35,949,570	(30,285,423)	5,665,021
Stock based compensation due to common stock purchase options	-	-	243,979	-	243,979
Reversal of stock based compensation due to common stock purchase option cancellations	-	-	(66,130)	-	(66,130)
Net loss for the three months ended June 30, 2021	-	-	-	(911,961)	(911,961)
Balance, June 30, 2021	87,352,364	874	36,127,419	(31,197,384)	4,930,909
Stock based compensation due to common stock purchase options	-	-	246,250	-	246,250
Net loss for the three months ended September 30, 2021	-	-	-	(1,698,285)	(1,698,285)
Balance, September 30, 2021	87,352,364	$874	$36,373,669	$(32,895,669)	$3,478,874

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

Balance, December 31, 2019	87,352,364	$874	$32,378,833	$(20,219,845)	$12,159,862
Stock based compensation due to common stock purchase options	-	-	465,763	-	465,763
Net loss for the three months ended March 31, 2020	-	-	-	(1,174,753)	(1,174,753)
Balance, March 31, 2020	87,352,364	874	32,844,596	(21,394,598)	11,450,872
Stock based compensation due to common stock purchase options	-	-	1,586,522	-	1,586,522
Net loss for the three months ended June 30, 2020	-	-	-	(3,011,593)	(3,011,593)
Balance, June 30, 2020	87,352,364	874	34,431,118	(24,406,191)	10,025,801
Stock based compensation due to common stock purchase options	-	-	1,119,815	-	1,119,815
Stock based compensation issued for prepaid services	-	-	260,997	-	260,997
Net loss for the three months ended September 30, 2020	-	-	-	(2,817,964)	(2,817,964)
Balance, September 30, 2020	87,352,364	$874	$35,811,930	$(27,224,155)	$8,588,649

(See accompanying notes to unaudited consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows used in operating activities
Net loss	(3,127,488)	(7,004,310)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation expense	7,046	309
Stock based compensation expense	(407,163)	3,172,100
Amortization of right of use asset	38,291	6,978
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	101,960	(69,608)
Increase (decrease) in accounts payable	(567,312)	416,045
Increase (decrease) in accounts payable - related parties	-	20,675
Increase (decrease) in lease liability	(36,538)	(6,874)
Net cash flows used in operating activities	(3,991,204)	(3,464,685)

Cash flows from investing activity
Decrease (increase) in security deposit	-	(7,995)
Purchase of fixed assets	-	(41,273)
Net cash flows from investing activity	-	(49,268)
Decrease in cash	(3,991,204)	(3,513,953)
Cash at beginning of period	7,412,969	12,185,248
Cash at end of period	3,421,765	8,671,295

Supplemental disclosure of non cash financing activities
Stock based compensation issued for prepaid services	-	260,997

(See accompanying notes to unaudited consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Organization, Liquidity and Going Concern, Recent Accounting Standards and Earnings (Loss) Per Share

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of RenovaCare, Inc. and Subsidiary (“RenovaCare” or the “Company”) as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for  quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the SEC on March 31, 2021.

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Actual results may differ from those estimates. The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position as of September 30, 2021, results of operations and stockholders’ equity for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Organization

RenovaCare, Inc., formerly Janus Resources, is a Nevada corporation. RenovaCare, Inc. was incorporated under the laws of the State of Utah on July 14, 1983 as Far West Gold, Inc..

The Company has an authorized capital of 500,000,000 shares of $0.00001 par value common stock, of which 87,352,364 shares are outstanding as of September 30, 2021, and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

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

Currently, our proprietary technologies are the subject of and 43 U.S. and international patents or patent applications and 14 U.S. and international trademarks. Of the issued patents, five are U.S. patents and twelve have issued or are allowed in Australia, Canada, Europe, Germany, France, Italy, Japan, Korea, Netherlands, Spain, Switzerland/Lichenstein, and United Kingdom.

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

Liquidity and Going Concern

The Company has prepared its consolidated financial statements on a “going concern” basis, which presumes that it will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Since Inception, the Company has incurred net operating losses and operating cash flow deficits. The Company does not currently generate revenues and will continue to incur losses from operations and operating cash flow deficits in the future. The Company's activities are subject to significant risks and uncertainties due to the stage of the development of the Company's cellular therapies.

At September 30, 2021, the Company had approximately $3,400,000 in cash on hand. The Company estimates cash will be depleted in less than one year from the date that these financial statements are available to be issued, if the Company does not generate sufficient cash to support operations.

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

Earnings (Loss) Per Share

The Company presents both basic and diluted earnings per share ("EPS"). Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. The Company has not included the effects of warrants or stock options on net loss per share because to do so would be antidilutive.

Following is the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(1,698,285)	$(2,817,964)	$(3,127,488)	$(7,004,310)
Denominator:
Weighted average number of common shares outstanding	87,352,364	87,352,364	87,352,364	87,352,364
Basic and diluted EPS	$(0.02)	$(0.03)	$(0.04)	$(0.08)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	3,139,999	5,845,570	3,139,999	5,845,570
Warrants	11,712,496	12,296,912	11,712,496	12,296,912
Total shares not included in the computation of diluted losses per share	14,852,495	18,142,482	14,852,495	18,142,482

Note 2. Prepaid Expenses

Prepaid expenses consist of the following:

	September 30,	December 31,
	2021	2020
Prepaid insurance	$-	$54,180
Prepaid stock options for services	87,001	86,999
Prepaid professional fees	65,000	65,000
Prepaid research and development expense	296,196	289,746
Other prepaid costs	16,118	70,350
Total prepaid expenses	$464,315	$566,275

Note 3. Equity

2013 Long-Term Incentive Plan

On June 20, 2013, the Company’s Board of Directors (the “Board”) adopted the 2013 Long-Term Incentive Plan (the “2013 Plan”) and on November 15, 2013, a stockholder owning a majority of the Company’s issued and outstanding stock approved adoption to the 2013 Plan. Pursuant to the terms of the 2013 Plan, an aggregate of 20,000,000 shares of the Company’s common stock have been reserved for issuance to the Company’s officers, directors, employees and consultants in order to attract and hire key technical personnel and management. Options granted to employees under the 2013 Plan, including directors and officers who are employees, may be incentive stock options or non-qualified stock options; options granted to others under the 2013 Plan are limited to non-qualified stock options. As of September 30, 2021, there were 16,618,266 shares available for future grants.

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

Common Stock

At September 30, 2021, the Company had 500,000,000 authorized shares of common stock with a par value of $0.00001 per share and 87,352,364 shares of common stock outstanding.

During the three and nine months ended September 30, 2021 and 2020, the Company did not have any common stock transactions.

Warrants

The Company has issued warrants to purchase common stock at various exercise prices in connection with loan agreements and private placements. The following table summarizes information about warrants outstanding at September 30, 2021 and December 31, 2020:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted
	September 30,	December 31,	Average
Description	2021	2020	Exercise Price	Expiration
Series E	-	584,416	$1.54	September 9, 2021
Series F	7,246	7,246	$3.45	February 23, 2022 & March 9, 2022
Series G	460,250	460,250	$2.68	July 21, 2022
Series H	910,000	910,000	$2.75	October 16, 2022
Series I	10,335,000	10,335,000	$2.00	November 26, 2025
Total	11,712,496	12,296,912

During the three months ended September 30, 2021, all the Series E Warrants expired unexercised.

Stock Options

The following table summarizes stock option activity for the six months ended September 30, 2021:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2020	5,895,570	2.45	5.14	1,650
Granted	50,000	1.72	9.82	-
Forfeited	(2,805,571)	2.74
Outstanding at September 30, 2021	3,139,999	2.17	4.79	1,650
Vested and exercisable at September 30, 2021	2,564,999	1.95	4.73	1,650

The valuation methodology used to determine the fair value of stock options is the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the risk-free interest rate, and the expected term of the stock options. The ranges of assumptions used in the Black-Scholes Model during the nine months ended September 30, 2021 and 2020 is set forth in the table below:

	Nine Months Ended September 30,
	2021	2020
Risk-free interest rate	0.73%	0.021%	–	1.67%
Expected term in years	5.38	3.25	–	6.00
Weighted Avg. Expected Volatility	102.07	103.56%	–	110.71%
Expected dividend yield	0%		0%

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

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Statements of Operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$224,000	$455,271	$731,438	$1,087,147
General and administrative	44,000	664,544	(1,138,601)	2,084,953
Total	$268,000	$1,119,815	$(407,163)	$3,172,100

Nine Months Ended September 30, 2021

On July 26, 2021, in connection with an Executive Services Consulting Agreement of the same date, the Company granted Justin Frere, the Company’s Chief Financial Officer, an option to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.72 and with a term of 10 years.

During the first half of 2021, certain individuals resigned from the Company resulting in the forfeiture and cancellation of 2,805,571 options. Compensation expense was recorded on some of these options prior to their full vesting. As a result, during the nine months ended September 30, 2021, the Company recognized $1,314,705 of reversals of the prior recognized compensation expense related to the cancelled options. During the three and nine months ended September 30, 2021, the expense recognized on options still in their vesting period totaled $268,000 and $907,541, respectively.

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

As of September 30, 2021, the Company has not entered into any leases which have not yet commenced which would entitle the Company to significant rights or create additional obligations.

The Company does not have any finance leases.

Supplemental lease information as of September 30, 2021:

	As of September 30, 2021	As of December 31, 2020

Operating lease right-of-use asset	$41,171	$79,462

Current maturities of operating lease	$43,192	$51,125
Non-current operating lease	-	28,607
Total operating lease liabilities	$43,192	$79,732

Weighted Average remaining lease term (in years):	0.84	1.6
Discount rate:	7.0%	7.0%
Right-of-use asset obtained in exchange for lease obligation		$98,402

Supplemental cash flow information for the nine months ended September 30, 2021:

Cash paid for amount included in the measurement of lease liabilities for operating lease	$39,410

The Company leases office space under a non-cancellable operating lease expiring in 2022. Future lease payments included in the measurement of lease liabilities on the balance sheet at September 30, 2021 for future periods are as follows:

Years ending December 31, 2021,
2021 (Remaining)	$13,377
2022	31,213
Total future minimum lease payments	44,590
Less imputed interest	(1,398)
Total	$43,192

Note 5. Commitments and Contingencies

Stem Cell Systems

In connection with the Company’s anticipated regulatory filings, the Company has engaged StemCell Systems GmbH (“StemCell Systems”) to provide it with prototypes and related documents under various agreements. On July 1, 2020, the Company and StemCell Systems entered into a Strategic R&D Agreement (the “Strategic Agreement”) having an initial term of three years with successive one-year extensions unless earlier terminated. The Strategic Agreement includes a $27,000 monthly fee to be paid to StemCell Systems along with any additional expenses incurred. The Company, StemCell Systems and certain affiliates of StemCell Systems entered into a Rights of First Refusal and Corporate Opportunities Agreement (the “ROFR Agreement”). Pursuant to the ROFR Agreement, (i) in the event a StemCell Systems stockholder receives an offer from a third party to acquire the StemCell Systems stockholders ownership interest, the Company shall have ten business days to purchase such ownership, and (ii) if during the terms of the Strategic Agreement, any StemCell Systems inventions, with respect to skin, burns and wounds, designs, inventions and among other things, whether or not patentable, copyrightable or otherwise legally protectable are discovered by StemCell Systems, the Company shall have the first option to negotiate mutually agreeable terms for the Company’s acquisition or licensing of the StemCell Systems inventions. Pursuant to these engagements the Company incurred expenses of approximately $142,000 and $133,000 during the three months ended September 30, 2021 and 2020, respectively; and $391,000 and $401,000 during the nine months ended September 30, 2021 and 2020, respectively. Pursuant to the Strategic Agreement, as of September, 30, 2021, the Company is obligated to pay for services totaling approximately $819,000 through July 1, 2023.

SEC Complaint

On May 28, 2021 the SEC filed a civil complaint (the “Complaint”) naming the Company and Harmel S. Rayat, RenovaCare Chairman (the “Defendants”) as defendants. The Complaint charges Mr. Rayat and the Company with violating the antifraud provisions of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and also charges Mr. Rayat with aiding and abetting the Company's violations of those provisions. The complaint also charges the Company with violating the reporting provisions of Exchange Act Section 15(d) and Rules 15d-11 and 12b-20 thereunder. The SEC seeks permanent injunctions and civil penalties against the Defendants, and officer-and-director and penny stock bars against Mr. Rayat. On August 31, 2021 the Defendants filed a response to the Complaint. On September 21, 2021, the SEC filed a motion to strike Defendants equitable affirmative defenses which motion was granted by the court on October 18, 2021.

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

Class Action Complaints

On July 16 and July 21, 2021, two purported shareholders of the Company filed putative class actions in the United States District Court for the District of New Jersey against the Company and certain of its current and former executive officers (captioned Gabrielle A. Boller, Individually and On Behalf of All Others Similarly Situated v. RenovaCare, Inc., Harmel Rayat, and Thomas Bold, No. 2:21-cv-13766-SDW-ESK (“Boller”), and Michael Solakian, Individually and On Behalf of All Others Similarly Situated v. RenovaCare, Inc., Harmel Rayat, and Thomas Bold, No. 2:21-cv-13930 (“Solakian”), respectively)(the “Class Action Complaints”). The Class Action Complaints in Boller and Solakian were brought both individually and on behalf of a putative class of the Company’s stockholders, claiming that in connection with the facts and circumstances underlying the allegations in the SEC Complaint, the Company engaged in fraudulent conduct and made false and misleading statements of material fact or omitted to state material facts necessary to make the statements made not misleading. The class period identified in the Class Action Complaints is August 13, 2017 through May 28, 2021 Both Boller and Solakian seek to declare the action to be a class action and monetary damages, including costs and expenses, and award of reasonable attorneys’ fees, expert fees, and other costs, and such other relief as the Court may deem just and proper.

The Company believes that the claims asserted in Boller and Solakian  and any other Class Actions derived from the SEC Complaint are without merit and intends to defend itself vigorously. Based on the early stages of these legal proceedings, and the inherent uncertainty as to their outcome, at this time, the Company is not able to reasonably estimate a possible range of loss, if any, that may result from the allegations set forth in the Class Action Complaints filed in the Class Actions.

Note 6. Transactions with Related Persons

During the three and nine months ended September 30, 2020, Talia Jevan Properties, Inc. made payments totaling $0 and $10,811, respectively, to Stephen Yan-Klassen, former CFO who resigned in 2020, for his salary on behalf of the Company. Talia Jevan Properties, Inc. is a related party of Harmel S. Rayat, Chairman of the Board.

On August 1, 2013, the Company entered into a consulting agreement, as amended on May 1, 2016, with Jatinder Bhogal, an individual owning in excess of 5% of the Company’s issued and outstanding shares of common stock, to provide consulting services to the Company through his wholly owned company, Vector Asset Management, Inc. (“VAMI”). Pursuant to the consulting agreement, VAMI assisted the Company with identifying subject matter experts in the medical device and biotechnology industries and assisted the Company with its ongoing research, development and eventual commercialization of its Regeneration Technology. Pursuant to an amendment dated May 1, 2016, the VAMI monthly consulting fee was increased from $5,000 to $6,800. On June 22, 2018, the Company and VAM entered into an Executive Consulting Agreement (the “ECA”) pursuant to which Mr. Bhogal served as the Company’s Chief Operating Officer. The ECA supersedes the prior consulting agreement. Pursuant to the ECA, VAMI received compensation of $120,000 per year. On July 1, 2020 the Company amended the ECA and paid VAMI $4,000 per month through November 30, 2020 and $200 per month thereafter until May 31, 2021 at which time the ECA as amended expired. For consulting services provided by VAMI, during the three months ended September 30, 2021 and 2020, the Company recognized expenses of $0 and $12,000, respectively; and $1,000 and $72,000 during the nine months ended September 30, 2021 and 2020, respectively. Jatinder Bhogal resigned as the Company’s COO effective June 30, 2020.

Note 7. Subsequent Events

Management has reviewed material events subsequent of the period ended September 30, 2021 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

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

In May 2021, the Company announced that the US Food and Drug Administration (FDA) fully approved the Company’s Investigational Device Exemption (IDE) application to conduct a clinical trial, designated CELLMIST 1, that will evaluate the safety and feasibility of autologous skin and pluripotent stem cells rendered by its manual CellMist™ System from donor skin and applied topically with the electronic SkinGun™ spray device for treatment of acute burn wounds. The clinical trial protocol is an open-label, single-arm clinical study that is enrolling 14 adult human burn subjects with partial-thickness, second-degree deep thermal burn wounds covering between 10% and 30% total body surface area. The Company may engage up to four (4) U.S. burn centers to conduct the clinical study. Currently, the clinical trial is activated, enrolling and treating patients. The CELLMIST 1 clinical study is expected to reach completion in late 2022.

Our unique new closed, automated cell isolation device to harvest stem cells from tissues using the CellMistTM System is in prototype development. We expect significant time and resources will be devoted to develop our novel technology and determine the commercial feasibility of the product. Research and development of new technologies involve a high degree of risk, and there is no assurance that our development activities will result in a commercially viable product. The long-term profitability of our operations will be, in part, directly related to the cost and success of our development programs, which may be affected by a number of factors.

In August 2019, the Company was awarded a continuation of a patent allowing the SkinGunTM to be used to spray all varieties of tissues and cells, thus allowing for its potential application in the regeneration of tissues and organs, beyond skin; and, in November 2020 and October 2021, the Company was issued a total of three new patents encompassing improvements to the SkinGun™, expanding its potential application beyond the surgical setting into the field, and allowing the use of liquid suspension solutions to include drugs, hormones, and other useful agents.

Currently, our proprietary technologies are the subject of and 43 U.S. and international patents or patent applications and 14 U.S. and international trademarks. Of the issued patents, five are U.S. patents and twelve have issued or are allowed in Australia, Canada, Europe, Germany, France, Italy, Japan, Korea, Netherlands, Spain, Switzerland/Lichenstein, and United Kingdom. The Company has six allowed trademarks in the United States, two European registered trademarks, two United Kingdom trademarks, two Japan trademarks, and two pending in Canada.

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

Research and Development

Research and development (“R&D”) expenses consist primarily of costs incurred for the development of our CellMistTM System and include:

•	design, pilot-scale manufacturing and pre-clinical testing of our cell isolation and SkinGunTM spray devices.

•	employee-related expenses associated with our research and development activities, including salaries, benefits, travel and non-cash stock-based compensation expenses.

•	costs associated with quality management systems including device verification and validation testing, and regulatory operations and regulatory compliance.

•	expenses incurred under agreements related to our clinical trials.

•	other research and development costs including contract consulting fees and non-cash stock-based compensation to contract research organizations (CROs) and other third parties.

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

Other Income (Expense)

Other income consists of interest income earned on our cash and cash equivalents and the reimbursement of legal fees from our Directors & Officers insurance policy.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2021 and September 30, 2020

Research and Development Expenses

	Three Months Ended September 30,		Increase /	Nine Months Ended September 30,		Increase /
	2021	2020	(Decrease)	2021	2020	(Decrease)
Manufacturing clinical supplies(1)	$50,019	$557,956	$(507,937)	$298,090	$940,021	$(641,931)
Personnel related(2)	113,248	81,667	31,581	382,926	253,216	129,710
Stock-based compensation(3)	224,000	455,271	(231,271)	731,438	1,087,147	(355,709)
Clinical trials(4)	243,030	29,500	213,530	768,987	33,900	735,087
Regulatory(5)	10,349	69,829	(59,480)	32,253	158,716	(126,463)
All other(5)	103,979	357,766	(253,787)	289,793	618,383	(328,590)
	$744,625	$1,551,989	$(807,364)	$2,503,487	$3,091,383	$(587,896)

(1)	Manufacturing clinical supplies decreased due to completion of the pilot-scale manufacturing and validation testing of the components of the CellMist™ System and the electronic SkinGun™ spray device to be used in our clinical trials.
(2)	Personnel related expenses increased due to the allocation of Stem Cell Systems personnel in support of the development of our CellMist™ System.
(3)	Stock compensation expense decreased due primarily to the completion of vesting in 2020 of prior issued stock options in excess of the amounts recognized in the current year upon the continued vesting of other R&D related stock option grants.
(4)	Clinical trial expenses increased due to the addition of clinical professionals, clinical site activation costs and costs related to the preparation of our clinical trials which began in the second quarter of 2021. We expect clinical trial expenses to increase moving forward due to patient enrollment, treatment, follow-up visits, clinical sample testing and medical site monitoring.
(5)	All other expenses decreased as validation testing for the electronic SkinGun ™ concluded and we transitioned to prototype development of the cell isolation device at StemCell Systems.

General and Administrative Expenses

	Three Months Ended September 30,		Increase /	Nine Months Ended September 30,		Increase /
	2021	2020	(Decrease)	2021	2020	(Decrease)
Personnel related(1)	$223,591	$245,135	$(21,544)	$691,954	$681,823	$10,131
Stock-based compensation(2)	44,000	664,544	(620,544)	(1,138,601)	2,084,953	(3,223,554)
Professional and consultant fees(3)	644,077	246,062	398,015	1,069,550	790,826	278,724
All other(4)	44,231	135,149	(90,918)	196,762	466,715	(269,953)
Total G&A Expense	$955,899	$1,290,890	$(334,991)	$819,665	$4,024,317	$(3,204,652)

(1)	Personnel related costs are expected to decrease slightly due to lower headcount starting mid-year 2021.
(2)	Stock compensation expense decreased due to the forfeiture and cancellation of 2,805,571 stock options as a result of the resignation of the Company’s former Chairman, President and Chief Executive Officer, the Company’s former Chief Financial Officer, and two members of the Company’s Board of Directors. Compensation expense was recorded on these options prior to their full vesting. As a result, the Company recognized a $0 and $1,314,705 reversal of the prior recognized compensation expense related to the cancelled options for the three and nine months ended September 30, 2021, respectively. The G&A expense recognized for options still in their vesting period totaled $44,000 and $176,104 during the three and nine months ended September 30, 2021, respectively.
(3)	Professional and consultant fees increased primarily due to an increase in legal fees related to the SEC Complaint and fees related to our patents and trademarks offset by a decrease in accounting and consulting fees.
(4)	All other costs decreased primarily due to the absence of the charitable contribution to the Office of Research at the University of Pittsburgh which the Company recognized $125,000 during the nine months ended September 30, 2020 in addition to decreases in investor relations and insurance offset by an increase in rent.

Liquidity and Capital Resources

The Company does not have any commercialized products, has not generated any meaningful revenue since inception and has sustained recurring losses and negative cash flows since inception. The Company has incurred operating losses of $3.3 million and $7.1 million during the nine months ended September 30, 2021 and 2020, respectively. The Company expects to incur losses as it continues development of its products and technologies. Historically, the Company has been funded through the sale of equity securities and debt financings. At September 30, 2021, the Company had approximately $3,400,000 in cash on hand and current liabilities of $713,000. The Company estimates cash will be depleted in less than one year from the date that these financial statements are available to be issued, if the Company does not generate sufficient cash to support operations. The future of the Company will depend on its ability to successfully raise capital from external sources to fund operations. If the Company is unable to obtain adequate funds, or if such funds are not available to it on acceptable terms, the Company's ability to continue its business to develop its cellular therapies will be significantly impaired and it may cause the Company to curtail operations.

Net cash used in operating activities was $4.0 million during the nine months ended September 30, 2021, primarily due to operating costs of $3.3 million and the payment of liabilities of approximately $600 thousand.

Net cash used in investing was $0 for the nine months ended September 30, 2021 and $49 thousand for the nine months ended September 30, 2020.

There was no net cash used in financing activities during the nine months ended September 30, 2021 and 2020.

Fair Value of Financial Instruments and Risks

The carrying value of cash and accounts payable approximate their fair value because of the short-term nature of these instruments and their liquidity. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Market Risk Disclosures

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes during the nine months ended September 30, 2021 or year ended December 31, 2020, and the subsequent period through the date of this report.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at September 30, 2021, and the subsequent period through the date of this annual report, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements.

Recently Accounting Standards

See Note 1 to our Consolidated Financial Statements for more information regarding recent accounting standards and their impact to our consolidated results of operations and financial position.

Transactions with Related Persons

See Note 6 to our Consolidated Financial Statements for more information regarding transactions with related persons and their impact to our consolidated results of operations and financial position.

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

Our management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was not effective at September 30, 2021 due to inadequate segregation of duties consistent with control objectives. Our Company’s management is comprised of a very small number of individuals resulting in a situation where limitations of segregation of duties exist. In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties. Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size and that this weakness did not have a material effect on our financial statements and results of operations.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), or in factors that could materially affect internal controls, during the three months ended September 30, 2021, or subsequent to the date that management completed their evaluation, that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation and other proceedings, including matters related to intellectual property and regulatory claims. See Note 5 to our unaudited consolidated financial statements for information on certain legal proceedings, which is incorporated by reference herein.

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

We are currently subject to an SEC Complaint. Refer to Note 5 to our Consolidated Financial Statements of this Quarterly Report for additional information regarding this specific matter. We may be subject to additional investigations, arbitration proceedings, audits, regulatory inquiries and similar actions, including matters related to intellectual property, employment, securities laws, disclosures, tax, accounting, class action and product liability, as well as regulatory and other claims related to our business and our industry, which we refer to collectively as legal proceedings. We cannot predict the outcome of any particular proceeding, or whether ongoing investigations, will be resolved favorably or ultimately result in charges or material damages, fines or other penalties, enforcement actions, bars against serving as an officer or director, or practicing before the SEC, or civil or criminal proceedings against us or members of our senior management.

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

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension - Schema Document**
101.CAL	Inline XBRL Taxonomy Extension - Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension - Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension - Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension - Presentation Linkbase Document**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_______________

*	Filed herewith.
**	Furnished herewith. iXBRL (Inline eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RenovaCare, Inc.

(Registrant)

Date: November 12, 2021	By:	/s/ Dr. Kaiyo Nedd
	Name:	Dr. Kaiyo Nedd
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Justin Frere, CPA
	Name:	Justin Frere, CPA
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

