Form 10-K
period 2021-12-31
RenovaCare, Inc.
filed 2022-03-30
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________

Commission file number 000-30156

RENOVACARE, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0384030
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

9375 E Shea Blvd., Suite 107-A Scottsdale, AZ 85260
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2021, as reported on the Pink Open Market was $41,964,279.

As of March 28, 2022, the most recent practicable date, the number of Common Shares outstanding was 87,352,364.

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

RenovaCare has an authorized capital of 500,000,000 shares of $0.00001 par value common stock, of which 87,352,364 shares are outstanding as of December 31, 2021, and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

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

Through RenovaCare Sciences Corp. we own the CellMist™ System, which is comprised of (a) a treatment methodology for cell isolation for the regeneration of human skin cells and other tissues (the “CellMist™ Solution”) and (b) a solution sprayer device (the “SkinGun™”) for delivering cells to the treatment area.

In May 2021, we announced that the US Food and Drug Administration (FDA) fully approved the Company’s Investigational Device Exemption (IDE) application to conduct a clinical trial, designated CELLMIST 1, designed to evaluate the safety and feasibility of autologous skin and pluripotent stem cells rendered by its manual CellMist™ System from donor skin and applied topically with the electronic SkinGun™ spray device for treatment of acute burn wounds. The clinical trial protocol is an open-label single-arm clinical study designed enroll 14 adult human burn subjects with partial-thickness, second-degree thermal burn wounds covering between 10% and 30% total body surface area. The Company may engage up to four (4) U.S. burn centers to conduct the clinical study.

Subsequent to year end, the Board decided to suspend enrollment of adult burn patients into the CELLMIST 1 clinical trial and take other measures to reduce the Company’s overhead in an effort to conserve financial resources as it continues to defend against a civil action filed by the U.S. Securities and Exchange Commission (the “SEC”) and several class actions the and derivative actions (collectively, the “Lawsuits”), premised in part on the allegations made by the SEC in its filing, that were subsequently filed. See “Item 1A.Risk Factors” and “Item 3.Legal Proceedings.”

The clinical study suspension was not due to any safety concerns or adverse events. The Company hopes to resume the clinical trial at a future date, as, if, and when, in the opinion of the Company’s management, circumstances, including the consummation of additional financing transactions, permit.

The development of our new closed, automated cell isolation device prototype for the CellMistTM System which is in early-stage development continues, and we anticipate that we will be required to expend significant time and resources to further develop and validate this technology and determine whether a commercially viable product can be developed.

The Company has enlisted the assistance of several Contract Manufacturing Organizations (CMO) to manufacture clinical supplies including components of the CellMist System™ and the electronic SkinGun™ spray devices in compliance with FDA’s guidance for current Good Manufacturing Practices (cGMP) and Contract Research Organizations (CRO) to test clinical samples and conduct clinical trials to evaluate the safety and feasibility of an autologous skin cell therapy using the Company’s products to facilitate burn wound healing. The activities of the CMOs and CRO are being scaled back to accommodate the Company’s financial constraints and the clinical trial suspension. These development activities are subject to significant risks and uncertainties, including possible failure of preclinical and clinical testing.

Research, development and commercialization of new technologies generally requires significant financial resources, involves a high degree of risk, and there is no assurance that development activities will result in a commercially viable product. The Company has not generated any revenue and has sustained recurring losses and negative cash flows from operations since inception. The Company expects to incur losses as it continues development of its products and technologies and defend itself against the Lawsuits. See “Item 3. Legal Proceedings.” The Company will need to raise additional capital through the sale of equity securities, debt, or strategic alliances in order to accomplish its business plan. Failing to secure such additional funding poses a significant risk. The Company's ability to meet its financial obligations, including to fund the development of its cellular therapies depends on the amount and timing of cash receipts from future financing activities. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

Our Mission and Strategy

Our ultimate goal is to leverage the potential of our CellMistTM System with the SkinGunTM spray device, as next generation cell therapies for burns and other acute and chronic wounds and skin disorders. Before we can do so, however, there are multiple steps we must first take, including:

•	resuming our clinical trial to determine the safety, feasibility, and efficacy of the CellMistTM System with the SkinGunTM spray device for treating partial-thickness second-degree thermal burns;

•	completing development in validation of our closed, automated cell isolation device;

•	creating a network of clinical research partners;

•	achieving FDA and/or other regulatory approval and clearance; and

•	expanding the range of possible clinical applications for unmet health needs.

To achieve our goal, we have established the following four strategic priorities:

•	Successfully defend against the Lawsuits. See “Item 1A.-Risk Factors and Item 3.-Legal Proceedings.”

•	Obtain marketing approval and prepare to commercialize our CellMistTM System with the SkinGunTM spray device.

•	Selectively pursue strategic partnerships, joint ventures, and licensing opportunities to complement and expand our existing operations.

•	Secure additional financing.

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

Our proprietary CellMist™ System and its component technologies are the subject of fourteen (14) trademarks and applications and forty-four (44) U.S. and foreign granted or pending patents in eight patent families. Our patent filings include five (5) granted patents in the United States, and seventeen (17) issued or allowed foreign patents, while all pending patent filings include the U.S. and multiple foreign jurisdictions, and an international patent application. Our issued patents are scheduled to expire between 2026 and 2038 and may or may not be the basis for filing continuations. We continually assess opportunities to seek patent protection for those aspects of our technology, designs, and methodologies and processes that we believe may provide us with significant competitive advantages or additional commercial opportunities.

In addition to issued patents describe above, we may file additional patent applications that, if issued, would provide further protection for The CellMistTM System. Although we believe the bases for these patents and patent applications are sound, they are untested; and there is no assurance that they will not be successfully challenged. There can be no assurance that any patent previously issued will be of commercial value, that any patent applications will result in issued patents of commercial value, or that our technology will not be held to infringe patents held by others.

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

Investigational Device Exemption (“IDE”)

On May 6, 2021, the FDA gave full-approval of the Company’s Investigational Device Exemption application to proceed with initial clinical testing of the manual CellMist™ System and electronic SkinGun™ spray device in adult burn patients. Designated CELLMIST 1, the clinical trial is designed to evaluate the safety and feasibility of autologous skin and pluripotent stem cells rendered by its manual CellMist™ System from donor skin and applied topically with the electronic SkinGun™ spray device for treatment of acute burn wounds. The clinical trial protocol is an open-label single-arm clinical study designed enroll 14 adult human burn subjects with partial-thickness, second-degree thermal burn wounds covering between 10% and 30% total body surface area. The Company may engage up to four (4) U.S. burn centers to conduct the clinical study. Despite the suspension of patient enrollment in the CELLMIST1 clinical trial, the Company is keeping the IDE open to continue follow-up visits of treated patients and expedite resumption of the study at a later time.

Subsequent to year end, the Board decided to suspend enrollment of new patients into the clinical trial and take other measures to reduce the Company’s overhead in an effort to conserve financial resources as it continues to defend against the Lawsuits. See “Item 1A.Risk Factors” and “Item 3.Legal Proceedings.” The Company will continue medical and safety monitoring of the treated patients at clinical sites in the clinical study during scheduled follow-up visits until the trial ends later in 2022. The Company hopes to restart enrollment in the clinical trial at a future date upon the occurrence of a favorable outcome against the Lawsuits and receipt of additional financing, as to which there is no assurance.

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

Employees

Historically, the Company primarily has favored, when possible, to utilize the services of consultants on a contract basis rather than hiring full or part-time employees, generally having found it to be more economical and efficient (collectively, “RCAR Personnel”). As of the date of this report, the Company had one (1) full-time employee, and two (2) part-time consultants located in the United States. We also have one consultant, based in Spain, who provides services in the area of product development on a full-time basis. Our full-time employee is Dr. Robin Robinson. Mr. Harmel S. Rayat, who is the Company’s majority stockholder and Chairman, effective as of March 24, 2022, also serves as our Interim President and Chief Executive Officer, as our Interim Chief Financial Officer and Secretary. Mr. Rayat, receives token compensation of $1 per annum.

From time-to-time, the Company grants stock options to directors, employees and consultants on a discretionary basis. The awards relate to the recipient’s efforts and contribution to the Company’s effectuation of its business plan. None of the RCAR Personnel are covered by a collective bargaining agreement.  We believe our relations with RCAR Personnel are good.

Other Information

Our website address is www.renovacareinc.com. We make available, through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information accessible through our website is not a part of this annual report.

The public may also read and copy any materials we file with the SEC on the SEC’s website at www.sec.gov which site contains reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document(s) in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Our executive office is located at 9375 E Shea Blvd., Suite 107-A, Scottsdale AZ 85260. Our telephone number is (888) 398-0202. Information contained on our web site (or any other website) does not constitute part of this prospectus.

Stockholder Communications

Stockholders who wish to communicate with the Board may do so by addressing their correspondence to the Board at RenovaCare, Inc., Attention: President and Chief Executive Officer, 9375 E Shea Blvd., Suite 107-A, Scottsdale, AZ 85260. The Board will review and respond to all correspondence received, as appropriate.

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

Risks Associated with Litigation Matters

A number of lawsuits have been commenced against the Company and its current and former directors. Collectively these lawsuits, and the SEC Complaint as defined below, which are more fully described in Item 1A. in this Report, are at times referred to in this Report as the “Lawsuits.” See “Item 3.Legal Proceedings.”

The Lawsuits have and will continue to require substantial financial resources and management attention; in addition, the Lawsuits may result in, awards, injunctions, fines, and penalties assessed against us which could materially adversely affect our operations and our ability to continue as a going concern. The risks discussed below are those that the Company believes to be the most significant and potentially material to the operations of the Company. The following risk factors do not purport to encompass all possible risk factors related to the Lawsuits.

Risks Associated with the SEC Action.

On May 28, 2021, following four plus years of investigation, the SEC filed a civil complaint (the “SEC Complaint”) naming the Company and Harmel S. Rayat, our current Interim President and Chief Executive Officer, Interim Chief Financial Officer and Chairman as defendants (the “Defendants”). The SEC Complaint alleges that Mr. Rayat and the Company of violating the antifraud provisions of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and also alleges that Mr. Rayat aided and abetted the Company's violation of those provisions. The SEC Complaint also alleges that the Company with violated the reporting provisions of Exchange Act Section 15(d) and Rules 15d-11 and 12b-20 thereunder. The SEC is seeking, among other things, permanent injunctions and civil penalties against the Defendants, and officer-and-director and penny stock bars against Mr. Rayat. On August 31, 2021 the Defendants filed a response to the Complaint. On September 21, 2021, the SEC filed a motion to strike Defendants equitable affirmative defenses which motion was granted by the court on October 18, 2021. The Company (and Mr. Rayat) have denied the operative allegations made by the SEC in the SEC Complaint and continue to pursue the defense of the SEC Action.

The SEC Action has adversely affected the Company, and, as a consequence all of its stockholders. As a consequence of the SEC investigation and the filing of the SEC Complaint:

•	the Company has effectively depleted the funds available to it under its D&O Insurance Policy thus requiring the Company to begin to utilize a portion of its working capital to defray the defense costs, which are expected to continue at least throughout fiscal 2022;
•	the Company has been obliged to undertake significant cost saving measures resulting in the recent suspension of enrollment in its clinical study, staff cuts, and research and development curtailments;
•	the Company has incurred reputational harm and precluding it from effecting a financing;
•	the Company’s management has been required to expend more of its time addressing and responding to numerous and continuing SEC requests for information;
•	because of the reputational harm suffered by the Company it has been hampered in retaining and recruiting experienced management personnel;
•	class action and derivative lawsuits have been filed based, in part, on the allegations set forth in the SEC Complaint; and
•	there has been a reduction in the market liquidity and decline in the price of the Company’s common stock has declined since the commencement of the filing of the SEC Complaint, which will affect the Company’s ability to obtain financing.

The Company expects that the SEC Complaint, until resolved in court, will continue to materially and adversely affect the Company in all aspects of its operations and finances, including the continued operation of the RenovaCare R&D Innovation Center in Berlin and its ability to pursue other potential research and development initiatives.

Risks Associated with the Class Actions and the Derivative Actions

On July 16 and July 21, 2021, two purported stockholders of the Company filed separate class actions claiming, among other things, that in connection with the facts and circumstances underlying the allegations in the SEC Complaint, the Company engaged in fraudulent conduct and made false and misleading statements of material fact or omitted to state material facts necessary to make the statements made not misleading. Plaintiffs seek to declare the action to be a class action and monetary damages, including costs and expenses, and award of reasonable attorneys’ fees, expert fees, and other costs, and such other relief as the Court may deem just and proper. See Item 3. Legal Proceedings.

On December 20, 2021, January 6, 2022 and January 28, 2022, three purported stockholders of the Company filed separate derivative actions. The derivative actions which were brought both individually and on behalf of the Company, are claiming that in connection with the facts and circumstances underlying the allegations in the SEC Complaint, the Company’ executives should have known that certain representations contained in its quarterly filings were false and misleading and that the defendants were in breach of their fiduciary duties to the Company and its stockholders. The derivative actions generally seek, an award of the plaintiffs the costs and disbursements of the action, including reasonable attorneys’ and other related fees, specific findings (including findings that the defendants breached their fiduciary duties, wasted corporate assets, and were unjustly enriched, and violated the federal securities laws), an order requiring the Company to take a variety of Board level actions related to among other things, corporate governance matters, monetary damages, including restitution and return of all compensation, as well as the disgorgement of any profits that the individual defendants may have made. See Item 3. Legal Proceedings.

The commencement of the Lawsuits (see Item 3. Legal Proceedings) have added to the Company’s financial burdens, reduced the amount of time its management has to devote to day-to-day operations, and further exacerbated the decline in the market price and liquidity of the Company’s stock and the harm caused to the Company’s reputation by the SEC Complaint. The Lawsuits have further impeded the Company’s ability to obtain financing and to retain or recruit qualified management personnel.

The Company disputes the claims asserted in the Lawsuits and believes the claims set forth in the Lawsuits are without merit and intends to defend itself vigorously. To that end, the Company has retained counsel to defend it, and the named individual defendants, against the allegations and claims set forth in the Lawsuits. Based on the early stages of the Lawsuits (including the SEC Complaint), and the inherent uncertainty as to their outcome, at this time, the Company is not able to reasonably estimate a possible range of loss, if any, should the plaintiffs in these actions be successful. However, an adverse decision in the SEC Complaint or any of the other Lawsuits, or the Company’s inability to fund its defense against the Lawsuits, will in all likelihood adversely affect the Company’s operations, finances and ability to effectuate its business plan; and, will further adversely affect the price and trading liquidity of the Company’s common stock.

The Company has not generated any revenue and has sustained recurring losses and negative cash flows from operations since inception. Furthermore, the Company expects to incur losses as it continues development of its products and technologies and defend itself against the Lawsuits. See “Item 3. Legal Proceedings.” The Company will need to raise additional capital through the sale of equity securities, debt, or strategic alliances in order to accomplish its business plan and continue its legal defense of the Lawsuits. Failing to secure such additional funding poses a significant risk. The Company's ability to meet its financial obligations, including to fund the development of its cellular therapies and defense of the Lawsuits depends on the amount and timing of cash receipts from future financing activities. There can be no assurance as to the availability or terms upon which such funds will be available as, if and when needed.

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

The success of our research and development activities is uncertain. If such efforts are not successful, or if we are unable to raise additional capital, or if we will be unable to generate revenues from our operations and we may have to cease doing business.

Commercialization of our CellMistTM System will require significant further research, development and testing as we must ascertain whether the CellMistTM System can form the basis for a commercially viable technology or product. If our research and development activities fail to prove commercial viability of the CellMistTM System, we may need to abandon our business model and/or cease doing business, in which case our shares may have no value and you may lose your investment. While we anticipate we will remain engaged in research and development, through at least December 31, 2022, it is uncertain at this time whether the Company will be able to bear the anticipated costs of its defense against the SEC Action, the Class Actions and the Derivative Actions. Accordingly, the Company expects that the SEC Action, the Class Actions and the Derivative Actions, until resolved in court, will continue to materially and adversely affect the Company in all aspects of its operations and finances. If the Company is unable to raise additional capital, for which there is no assurance, or generate revenues from operations, the Company may cease doing business.

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

Our future financial success will depend substantially on our ability to effectively and profitably market and sell our products that incorporate, are based upon, or derived from our CellMistTM System and underlying technology. The commercial success of our products and any of our planned or future products will depend on a number of factors, many of which of which are beyond our control, including:

•	clinical indication(s) of the CellMistTM System and SkinGunTM devices approved by regulatory authorities on product label(s) in the Pre-Marketing Authorization and 510(k) clearances;
•	customer acceptance of our products;
•	the actual and perceived effectiveness and reliability of our products, especially relative to alternative products;
•	the results of clinical trials relating to the use of our products;
•	achieving and maintaining compliance with all regulatory requirements applicable to our products;
•	the level of education and awareness among physicians and hospitals concerning our products;

•	our reputation among physicians and hospitals;
•	obtaining third-party coverage or reimbursement for our products;
•	performance and reliability of our products as compared with other alternative products;
•	the ability to offer our products for sale at an attractive value and the willingness of physicians to administer our products and their acceptance as part of the medical department routine;
•	the prevalence and severity of any side effects;
•	the efficacy, potential advantages and timing of introduction to the market of alternative treatments; and
•	our failure to develop and maintain successful relationships with health care professionals, manufacturers, distributors, and other resellers, as well as strategic partners.

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

We currently rely on the services of StemCell Systems to conduct our pre-clinical research and development activities for our CellMistTM System and manufacture the SkinGunTM spray device at pilot scale. In the event they are unable to provide us with these services, we may need to expend considerable resources, time, and money to locate, if possible, another research lab which could have a material and adverse effect on our research and development activities, as well as our operating results and financial condition even, if we were to eventually design and engage such alternative research laboratories. Additionally, because of the reputational the Company has suffered as a result of the Lawsuits, there can be no assurance that other entities will be willing to discuss or enter into business relationships with us.

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

Certain of our officers and directors are also officers, directors, and employees of other companies and we may have to compete with the other companies for their time, attention and efforts. One of our officers provide us their services on a part-time basis.

We maintain at-will employment or executive services consulting agreements with our officers that may be terminated by us or the respective officer at any time and for any reason.

We maintain at-will employment agreements or executive services consulting agreements with our officers that may be terminated by us or the respective officer at any time and for any reason. If any of our officers terminate their consulting agreement it may have a material adverse effect on our business, financial condition or ability to operate.

Our growth and success depend on our ability to attract and retain additional highly qualified and skilled sales and marketing, research and development, operational, managerial and finance personnel.

Our growth and success depend on our ability to attract and retain additional highly qualified and skilled sales and marketing, research and development, operational, managerial and finance personnel. Competition for skilled personnel is intense and the unexpected loss of an employee with a particular skill could materially adversely affect our operations until a replacement can be found and trained. If we cannot attract and retain skilled scientific and operational personnel, as required, for our research and development and manufacturing operations on acceptable terms, we may not be able to develop and commercialize any products. Further, any failure to effectively integrate new personnel could prevent us from successfully growing our Company. See “Item 1 A. Risk Factors- Risks Associated with Litigation Matters.”

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

We are a development-stage company. We do not have any commercialized products and have not generated any revenue since inception and do not expect to generate any revenue for the foreseeable future. We had a loss from operations of $5,409,000 and $9,677,000 for our fiscal years ended December 31, 2021 and 2020, respectively. We have incurred a cumulative deficit of $34,239,904 through December 31, 2021. We anticipate incurring losses for the next several years. We may not be able to successfully achieve or sustain profitability. Successful transition to profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure.

We will require additional financing to expand, accelerate or sustain our current level of operations beyond our current fiscal year, and failure to obtain such financing would have a material adverse effect on our business, operating results, financial condition and prospects.

As of December 31, 2021, we had cash and cash equivalents of $2,849,192 and approximately $1,070,000 remaining under our directors’ and officers’ insurance policy. We anticipate that we will remain engaged in research and product development activities through at least December 31, 2022. Due to the ongoing costs of the Company’s defense against the Lawsuits, we have modified our operations to conserve cash, including suspending enrollment into our clinical trial. Based upon our recently modified level of operations and expenditures, we believe that absent any further modifications or expansion of our existing research, development and administrative activities, cash on hand should be sufficient to enable us to continue operations through at least one year from the filing of this Form 10-K. The Company expects to incur losses as it continues development of its products and technologies and expects that it will need to raise additional capital through the sale of its securities to accomplish its business plan and failing to secure such additional funding before achieving sustainable revenue and profit from operations poses a significant risk. The Company’s ability to fund the development of its cellular therapies will depend on the amount and timing of cash receipts from future financing activities. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

We will need additional capital and if we raise such additional capital through the issuance of equity or convertible debt securities, your ownership will be diluted, and equity securities issued may have rights, preferences and privileges superior to the shares of common stock.

We do not expect to achieve profitability sufficient to permit us to fund our operations and other planned actions for the foreseeable future. As a result, we will be required to raise additional capital. There can be no assurance that such capital would be available on favorable terms, or at all. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership held by existing stockholders may be reduced, and the market price of our common stock could fall due to an increased number of shares available for sale in the market. Further, our board has the authority to establish the designation of additional shares of preferred stock that may be convertible into common stock without any action by our stockholders, and to fix the rights, preferences, privileges and restrictions, including voting rights, of such shares. Any such additional shares of preferred stock may have rights, preferences and privileges senior to those of outstanding common stock, and the issuance and conversion of any such preferred stock would further dilute the percentage ownership of our stockholders. Debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to certain business matters. If we are unable to secure additional capital as circumstances require, we may not be able to fund our planned activities or continue our operations.

Even if financing is available to us, because we cannot currently estimate the amount of funds or time required to commercialize our CellMistTM System or to continue our defense against the Lawsuits, we may secure less funding than is actually required to effectuate our business plan.

We cannot accurately predict the amount of funding or the time required to successfully commercialize our CellMistTM System, or any products based on our technology platform, or to fund our defense of the Lawsuits. The actual cost and time required to commercialize this technology may vary significantly depending on, among other things, the results of our research and development efforts, the cost of developing, acquiring, or licensing various enabling technologies, changes in the focus and direction of our research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing claims with respect to patents, the regulatory approval process and manufacturing, marketing and other costs associated with commercialization of these technologies. Because of this uncertainty, even if financing is available to us, we may secure insufficient funding to effectuate our business plan.

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

Currently our common stock is considered “penny stock exempt” by the OTC Pink-Current. This means that our stock is exempt from the definition of a Penny Stock under SEC under Rule 240.3a51-1 because it meets one of the following tests: 1) A price of over $5 per share, 2) the issuer has Average Revenue of at least $6 million for the last 3 years, or 3) the issuer has Net Tangible Assets in excess of $2 million if the issuer has been in continuous operations for at least 3 years or $5 million if less than 3 years. The value of our net tangible assets for the fiscal years ended December 31, 2021 and 2020 was, approximately $2.2 million and $6.9 million, respectively.

As long as we continue to satisfy at least one of the foregoing exemptions, our common stock should continue to be deemed “penny stock exempt.” However, because our stock is not registered for trading on a national stock exchange should we no longer satisfy at least one of the exemption criteria described above, our common stock would be considered a “penny stock.” We expect that absent a financing, our net tangible assets, will fall below $2,000,000 during the third or fourth quarter of fiscal 2022.

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

As of March 28, 2022 we had 87,352,364 shares issued and outstanding, of which 61,248,711 are deemed “control” or “restricted” securities within the meaning of Rule 144. The possibility that substantial amounts of our common stock may be sold into the public market, either under Rule 144, or pursuant to a resale registration statement, may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital in the future through the sale of equity securities because of the perception that future re-sales could decrease our stock price and because of the availability of resale shares to those interested in investing in our common stock.

Mr. Harmel S. Rayat, directly and through wholly owned entities owns a majority of our issued and outstanding stock. This ownership interest will permit Mr. Rayat to influence or control significant corporate decisions.

As of March 28, 2022, Mr. Harmel S. Rayat, a director and Interim President, Interim Chief Executive Officer, Interim Chief Financial Officer and Chairman, beneficially owned approximately 71.88% of our common shares (including shares issuable upon exercise of outstanding warrants). See the beneficial ownership table in the section of this Form 10-K titled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

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

As of the date of this Form 10-K we have granted options to purchase shares of our common stock to various persons and entities, under which we could be obligated to issue up to 3,139,999 shares of our common stock. The exercise prices of these options range from $1.05 to $4.20 per share. If issued, the shares underlying these options would increase the number of shares of our common stock currently outstanding and dilute the holdings and voting rights of our then-existing stockholders. The sale of the shares issued upon the exercise of such options may also place downward pressure on our stock price.

There are warrants to purchase shares of our common stock currently outstanding.

As of the date of this Form 10-K we have issued warrants to purchase shares of our common stock to various persons and entities, under which we could be obligated to issue up to 11,712,496 shares of common stock. Each of the warrants may be exercised on a “cashless basis” using the formula set forth therein at prices ranging from $2.00 to $3.45 per share. If exercised the shares issuable may be resold immediately pursuant to Rule 144, to the extent available. Such sales could exert downward pressure on the market price of our common stock and may cause other stockholders and others to sell their stock or to enter into short sales transactions which will further exacerbate the downward pressure on the stock price.

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

We currently intend to retain future earnings, if any, to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board after considering various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize their investment.

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

Insofar as indemnification for liabilities arising under the Securities Act may be permitted for directors, executive officers, or persons controlling us, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

 ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate office is located at 9375 E. Shea Blvd., Suite 107-B, Scottsdale, AZ 85260. The office is provided free from rent by our Chairman.

ITEM 3. LEGAL PROCEEDINGS

SEC Civil Complaint

On May 28, 2021 the SEC filed the SEC Complaint in the United States District Court for the Southern District of New York, naming the Company and Harmel S. Rayat, the Company’s current President, Chief Executive Officer, Chief Financial Officer and Sole Director as defendants as defendants (the “SEC Defendants”). The SEC Complaint alleges among other things that Mr. Rayat and the Company with violated the antifraud provisions of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and also alleges that Mr. Rayat with aided and abetted the Company's violations of those provisions. The SEC Complaint also alleges that the Company with violated the reporting provisions of Exchange Act Section 15(d) and Rules 15d-11 and 12b-20 thereunder. The SEC seeks, among other relief, permanent injunctions and civil penalties against the Defendants, and officer-and-director and penny stock bars against Mr. Rayat. On August 31, 2021 the Defendants filed an answer to the Complaint. On September 21, 2021, the SEC filed a motion to strike Defendants equitable affirmative defenses which motion was granted by the court on October 18, 2021. The Company disputes the claims asserted in the SEC Complaints and believes the claims set forth in the SEC Complaint are without merit and intends to defend itself vigorously. To that end, the Company has retained counsel to defend the SEC Defendants.

Class Action Complaints

On July 16, 2021, Gabrielle A. Boller filed a class action lawsuit in the U.S. District Court for the District of New Jersey (the “Boller Lawsuit”), against the Company and certain past and current officers and members of the Company’s board of directors (collectively, the “Boller Defendants”). The Boller Lawsuit alleges, among other things, that in connection with the facts and circumstances underlying the allegations in the SEC Complaint, the Boller Defendants engaged in fraudulent conduct and made false and misleading statements of material fact or omitted to state material facts necessary to make the statements made not misleading. The plaintiff seeks a determination that the Boller Lawsuit is a proper class action, compensatory damages in favor of the plaintiff and other class members, reasonable costs and expenses incurred in the Boller Lawsuit, including counsel fees and expert fees, and such other relief as the Court may deem proper.

The Company disputes the plaintiffs’ claims in the Boller Lawsuit and intends to defend these matters vigorously. To that end, the Company has engaged counsel to defend the Boller Defendants. Given the uncertainty of litigation, the preliminary stage of these cases, the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from these actions.

On July 21, 2021, Michael Solakian, filed a class action lawsuit in the U.S. District Court for the District of New Jersey (the “Solakian Lawsuit”), against the Company and certain past and current officers and members of the Company’s board of directors (collectively, the “Solakian Defendants”). The Solakian Lawsuit alleges, among other things, that in connection with the facts and circumstances underlying the allegations in the SEC Complaint, the Solakian Defendants engaged in fraudulent conduct and made false and misleading statements of material fact or omitted to state material facts necessary to make the statements made not misleading. The plaintiff seeks a determination that the Solakian Lawsuit is a proper class action, compensatory damages in favor of the plaintiff and other class members, reasonable costs and expenses incurred in the Solakian Lawsuit, including counsel fees and expert fees, and such other relief as the Court may deem proper.

The Company disputes the plaintiffs’ claims in the Solakian Lawsuit and intends to defend these matters vigorously. To that end, the Company has engaged counsel to defend the Solakian Defendants. Given the uncertainty of litigation, the preliminary stage of these cases, the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from these actions.

Shareholder Derivative Complaints

On December 20, 2021Melvin Emberland (“Emberland”), derivatively and on behalf of nominal defendant Renovacare, Inc. filed a lawsuit (the “Emberland Lawsuit”) in the United States District Court for the District of New Jersey against the Company and certain of its current and former executive officers (the “Emberland Defendants”). In the complaint, Emberland’s allegations, relating to the facts and circumstances underlying the allegations in the SEC Complaint include, but are not limited to (i) breach of fiduciary duties by the individual Emberland Defendants, (ii) unjust enrichment and (iii) violation of Section 10(b) and 21D of the Securities Exchange Act of 1934. Emberland did not quantify any alleged damages in his complaint but, in addition to attorneys’ fees and costs, Emberland seeks (i) a declaration that the Emberland Defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company, (ii) a determination awarding to the Company restitution from the Meyer Defendants, and each of them, and ordering disgorgement of all profits, benefits and other compensation obtained by the Emberland Defendants, (iii) a directive to the Company and the Emberland Defendants to take all necessary actions to reform and improve the Company’s corporate governance and internal procedures to comply with applicable laws, and (iv) Plaintiff is seeking, among other things, restitution from the individual Emberland Defendants and disgorgement of profits, benefits and other compensation obtained by such Emberland Defendants, costs and disbursements of the action including reasonable attorney’s fees, accountants’ and expert fees and expenses, an order directing the taking of certain corporate actions relating to its board of directors and corporate governance.

The Company disputes Emberland’s claims and intends to defend these matters vigorously. To that end, the Company has engaged counsel to defend the Emberland Defendants. Given the uncertainty of litigation, the preliminary stage of these cases, the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from these actions.

On January 6, 2022, Zoser Vargas (“Vargas”), derivatively and on behalf of nominal defendant Renovacare, Inc. filed a lawsuit (the “Vargas Lawsuit”) in the United States District Court for the District of New Jersey against the Company and certain of its current and former executive officers (the “Vargas Defendants”). In the complaint Vargas’ allegations relating to the facts and circumstances underlying the allegations in the SEC Complaint include but are not limited to, (i) breach of fiduciary duties, (ii) waste of corporate assets, (iii) violation of law, and (iii) unjust enrichment. Vargas did not quantify any alleged damages in his complaint but, in addition to attorneys’ fees and costs, Meyer seeks, in addition to other things, (i) against the Vargas Defendants and in favor of the Company the amount of damages sustained by the Company as a result of the Vargas Defendants’ breaches of fiduciary duties, waste of corporate assets and unjust enrichment, (ii) directive for the Company to take all necessary actions to improve its corporate governance and internal procedures to comply with applicable law and (iii) awarding to the Company restitution from the Vargas Defendants, and each of them, and ordering disgorgement of all profits, benefits and other compensation obtained by the Vargas Defendants.

The Company disputes Vargas’ claims and intends to defend these matters vigorously. To that end, the Company has engaged counsel to defend the Vargas Defendants. Given the uncertainty of litigation, the preliminary stage of these cases, the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from these actions.

On January 28, 2022, Aviva Meyer (“Meyer”), derivatively and on behalf of nominal defendant RenovaCare, Inc. filed a lawsuit (the “Meyer Lawsuit”) in the United States District Court for the District of New Jersey against the Company and certain of its current and former executive officers (the “Meyer Defendants”). In the complaint Meyer’s allegations relating to the facts and circumstances underlying the allegations in the SEC Complaint include but are not limited to, (i) breach of fiduciary duties, (ii) waste of corporate assets, (iii) violation of law, and (iii) unjust enrichment. Vargas did not quantify any alleged damages in his complaint but, in addition to attorneys’ fees and costs, Meyer seeks, in addition to other things, (i) against the Vargas Defendants and in favor of the Company the amount of damages sustained by the Company as a result of the Vargas Defendants’ breaches of fiduciary duties, waste of corporate assets and unjust enrichment, (ii) directive for the Company to take all necessary actions to improve its corporate governance and internal procedures to comply with applicable law and (iii) awarding to the Company restitution from the Meyer Defendants, and each of them, and ordering disgorgement of all profits, benefits and other compensation obtained by the Meyer Defendants.

The Company disputes Meyer’s claims and intends to defend these matters vigorously. To that end, the Company has engaged counsel to defend the Meyer Defendants Given the uncertainty of litigation, the preliminary stage of these cases, the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from these actions. See Note 8 “Commitments and Contingencies—Legal Proceedings.” of the Notes to Consolidated Financial Statements included in Item 8 of this Report. See also “Item 1A. Risk Factors- Risks Associated with Litigation Matters.”

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is listed on the OTC Pink-Current under the symbol “RCAR”. As of March 22, 2022, there were approximately 362 stockholders of record (this number does not include stockholders who hold their stock through brokers, banks and other nominees).

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

Rule 144

There were 87,352,364 shares of our common stock issued and outstanding at March 28, 2022, of which 61,208,711 shares are deemed either “restricted securities” or “control securities” within the meaning of Rule 144. Absent registration under the Securities Act, the sale of restricted or control shares is subject to Rule 144, as promulgated under the Securities Act.

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

The Company, through its wholly owned subsidiary, RenovaCare Sciences Corp., owns the CellMist™ System which is a cell isolation procedure that enzymatically renders stem cells from the patient’s own skin or other tissues. The resulting stem cell suspension is administered topically with our SkinGun™ spray device as a cell therapy onto wounds including burns to facilitate healing. The CellMist™ System also includes our unique, closed, automated cell isolation device (the “CID”) to harvest stem cells from tissues which is in prototype development.

Currently, our proprietary technologies are the subject of forty-four (44) U.S. and foreign granted or pending patents or patent applications and seventeen (17) U.S. and foreign trademarks. Of the issued patents, five (5) are U.S. patents and seventeen (17) have issued or are allowed in Australia, Canada, China, Europe, Germany, France, Italy, Japan, Korea, Netherlands, Spain, Switzerland/Lichtenstein, and the United Kingdom. The Company has six (6) allowed trademarks in the United States, two (2) European registered trademarks, two (2) United Kingdom trademarks, two (2) Japan trademarks, and two (2) pending in Canada.

In May 2021, the Company announced that the US Food and Drug Administration (FDA) fully approved the Company’s Investigational Device Exemption (IDE) application to conduct a clinical trial, designated CELLMIST 1, designed to evaluate the safety and feasibility of autologous skin and pluripotent stem cells rendered by its manual CellMist™ System from donor skin and applied topically with the electronic SkinGun™ spray device for treatment of acute burn wounds. The clinical trial protocol is an open-label, single-arm clinical study designated to enroll 14 adult human burn subjects with partial-thickness, second-degree deep thermal burn wounds covering between 10% and 30% total body surface area. The Company may engage up to four (4) U.S. burn centers to conduct the clinical study.

Subsequent to year end, the Board decided to stop enrollment of patients into the clinical trial and take other measures to reduce the Company’s overhead in an effort to conserve financial resources as it continues to defend against the Lawsuits. The Company hopes to restart the clinical trial at a future date upon the occurrence of a favorable outcome against the Lawsuits and additional financing.

Research, development and commercialization of new technologies generally requires significant financial resources, involves a high degree of risk, and there is no assurance that development activities will result in a commercially viable product. The Company has not generated any revenue and has sustained recurring losses and negative cash flows from operations since inception. The Company expects to incur losses as it continues development of its products and technologies and defends itself against the Lawsuits. The Company will need to raise additional capital through partnerships or the sale of securities to accomplish its business plan. Failing to secure such additional funding poses a significant risk. The Company's ability to meet its financial obligations, including to fund the development of its cellular therapies depends on the amount and timing of cash receipts from future financing activities. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

Components of Our Results of Operations

Revenue

To date we have not generated any product revenues and do not expect to generate any revenue for the foreseeable future. Our ability to generate revenue and become profitable depends upon our ability to obtain marketing approval and successfully commercialization of our CellMistTM System.

Operating Expenses

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of costs incurred for the development of our CellMistTM System and include:

•	design, pilot-scale manufacturing and pre-clinical testing of our cell isolation and SkinGunTM spray devices.
•	employee-related expenses associated with our research and development activities, including salaries, benefits, travel and non-cash stock-based compensation expenses.
•	costs associated with quality management systems including device verification and validation testing, and regulatory operations and regulatory compliance.
•	expenses incurred under agreements related to our clinical trial.
•	other research and development costs including contract consulting fees and non-cash stock-based compensation to contract research organizations (CROs) and other third parties.

We do not believe that it is possible at this time to accurately project total expenses required for us to reach commercialization of our CellMistTM System. In the future, we expect that research and development expenses will increase due to our ongoing product development and approval efforts. We expense research and development costs as incurred.

General and Administrative

General and administrative expenses consist primarily of personnel costs, including non-cash stock-based compensation related to directors and employees, professional service costs including legal, accounting, and other consulting fees and other general and administrative expenses including investor relations, insurance, and facilities costs. We expect general and administrative expenses to increase in the future as we hire personnel and incur additional costs to support the expansion of our research and development activities, our operation as a public company and to defend against the Lawsuits.

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

Income Taxes

We have yet to generate taxable income. We have historically incurred operating losses resulting in carry forward tax losses totaling approximately $21,945,000 as of December 31, 2021. We anticipate that we will continue to generate tax losses for the foreseeable future and that we will be able to carry forward these tax losses indefinitely to future taxable years. Accordingly, we do not expect to pay taxes until we have taxable income after the full utilization of our carry forward tax losses. We have provided a full valuation allowance with respect to the deferred tax assets related to these carry forward losses.

Results of Operations

Comparison of Years Ended December 31, 2021 and December 31, 2020

Research and Development Expenses

	Years Ended December 31,
	2021	2020	Increase / (Decrease)
Manufacturing clinical supplies(1)	$279,711	$1,675,935	$(1,396,224)
Personnel related(2)	496,173	276,137	220,036
Stock-based compensation(3)	948,938	1,536,168	(587,230)
Clinical trial(4)	1,060,573	129,650	930,923
Regulatory(5)	35,688	96,688	(61,000)
All other(5)	383,812	419,347	(35,535)
	$3,204,895	$4,133,925	$(929,030)

(1)	Manufacturing clinical supplies decreased due to completion of the pilot-scale manufacturing and validation testing of the components of the CellMist™ System and the electronic SkinGun™ spray device to be used in our clinical trial.
(2)	Personnel related expenses increased due to the allocation of Stem Cell Systems personnel in support of the development of our CellMist™ System.
(3)	Stock compensation expense decreased due primarily to the completion of vesting in 2020 of prior issued stock options in excess of the amounts recognized in the current year upon the continued vesting of other R&D related stock option grants.
(4)	Clinical trial expenses increased due to the addition of clinical professionals, clinical site activation costs and costs related to the preparation of our clinical trials which began in the second quarter of 2021. We expect clinical trial expenses to decrease moving forward due to the suspension of patient enrollment resulting from the need to conserve funds.
(5)	All other expenses decreased as validation testing for the electronic SkinGun ™ concluded and we transitioned to prototype development of the cell isolation device at StemCell Systems.

General and Administrative

	Years Ended December 31,
	2021	2020	Increase / (Decrease)
Personnel related (1)	$809,406	$1,066,773	$(257,367)
Stock-based compensation (2)	(1,122,101)	2,670,084	(3,792,185)
Professional and consultant fees (3)	2,277,679	1,202,523	1,075,156
All other (4)	239,537	603,793	(364,256)
	$2,204,521	$5,543,173	$(3,338,652)

(1)	Personnel related costs decreased due to lower headcount starting mid-year 2021.
(2)	Stock compensation expense decreased due to the forfeiture and cancellation of 2,805,571 stock options as a result of the resignation of the Company’s former Chairman, President and Chief Executive Officer, the Company’s former Chief Financial Officer, and two members of the Company’s Board of Directors. Compensation expense was recorded on these options prior to their full vesting. As a result, the Company recognized a $1,314,705 reversal of the prior recognized compensation expense related to the cancelled options. The G&A expense recognized for options still in their vesting period totaled $192,604.
(3)	Professional and consultant fees increased primarily due to an $1,180,000 increase in legal fees related to the Lawsuits, $125,000 increase in fees related to our patents and trademarks, offset by a $229,000 decrease in accounting and consulting fees. Legal and other costs related specifically to the Lawsuits totaled $1,094,000 and $1,708,000 during the fourth quarter and year ended 2021, respectively, and are expected to be mostly offset by insurance proceeds paid directly from AIG pursuant to our D&O Policy. The available insurance to defend the Company and its officers and directors is expected to be depleted in our first quarter of 2022. On March 18, 2022, our Chairman loaned the Company $800,000 to be used towards the payment of legal fees related to the Lawsuits. The Company is obligated, pursuant to its bylaws, to indemnify its directors and officers. As a result, all legal costs related to the Lawsuits are recorded to the books of the Company.
(4)	All other costs decreased primarily due to the absence of the charitable contribution to the Office of Research at the University of Pittsburgh which the Company recognized $125,000 in 2020 in addition to decreases in investor relations and insurance offset by an increase in rent.

Liquidity and Capital Resources

The Company does not have any commercialized products, has not generated any meaningful revenue since inception and has sustained recurring losses and negative cash flows since inception. The Company has incurred operating losses of $5,409,000 and $9,677,000 during the years ended December 31, 2021 and 2020, respectively. The Company has used cash in operating activities of $4,564,000 and $4,723,000 during the years ended December 31, 2021 and 2020, respectively. The Company expects to incur losses as it continues to fund its legal defense and scaled-back development of its products and technologies.

At December 31, 2021, the Company had current and total liabilities of $1,305,000, including $855,000 of liabilities related to reimbursable legal fees, $2,800,000 of cash on hand, and $1,070,000 available under its D&O Policy with AIG to offset legal fees. Subsequent to 2021 and through February 28, 2022, the Company has incurred legal fees related to the Lawsuits of approximately $350,000 and has effectively depleted the amounts available under its D&O policy. In order to preserve its cash resources, the Company has taken measures to streamline operations, including ending enrollment of patients into its clinical trial, renegotiate certain agreements and service arrangements and entered into a loan agreement with our Chairman for $800,000. As a result of the actions taken, the Company estimates cash on hand will be sufficient for the twelve months following the date these financial statements are issued. Historically, the Company has been funded through the sale of equity securities and debt financings. The future of the Company will depend on its ability to successfully raise capital from external sources to fund operations. If the Company is unable to obtain adequate funds, or if such funds are not available to it on acceptable terms, the Company's ability to continue its business to develop its cellular therapies will be significantly impaired and it may cause the Company to curtail operations. Although the Company has instituted cost savings measures, it will continue to assess its ongoing expenses, including, but not limited to its research and development efforts through its agreement with StemCell Systems.

Off-Balance Sheet Arrangements and Contractual Obligations

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of December 31, 2021, we were not involved in any SPE transactions.

Critical Accounting Policies

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of December 31, 2021 have been taken into consideration in preparing the consolidated financial statements. The preparation of consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements:

●	share-based compensation expenses.

We base our estimates, to the extent possible, on historical experience. Historical information is modified as appropriate based on current business factors and various assumptions that we believe are necessary to form a basis for making judgments about the carrying value of assets and liabilities. We evaluate our estimates on an ongoing basis and make changes when necessary. Actual results could differ from our estimates. For a complete discussion of our significant accounting policies and estimates, see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (2), Significant Accounting Policies.”

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

The following audited consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of RenovaCare, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RenovaCare, Inc. and Subsidiary (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2021 and 2020 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, to the consolidated financial statements, the Company’s recurring losses from operations, negative cash flows from operating activities and pending litigation raise substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the board of directors and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters do not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Uncertainties Regarding the Future Outcome of Litigation

Critical Audit Matter Description

As discussed in Note 8, the Company is currently the subject to various legal proceedings including the Securities and Exchange Commission, as well as Class Action and derivative complaints. In preparing its consolidated financial statements, the Company is required to assess the probability of loss associated with each legal proceedings and amount of such loss, if any. The outcome of legal proceedings to which the Company is a party is not within the complete control of the Company or may not be known for prolonged periods of time. The proceedings involve claims that are subject to substantial uncertainties and unascertainable damages and could have a material adverse effect on the Company’s business, reputation, financial condition, results of operations and/or stock price.

The principal consideration for our determination that the uncertainties regarding the future outcome of litigation was a critical audit matter is the significant judgment and subjectivity inherent in predicting future outcomes of litigation.

How the Critical Audit Matter Was Addressed in the Audit

We assessed the disclosures made by reading letters received directly from the Company’s external and in-house legal counsel that discussed the Company’s legal matters. We evaluated management's conclusion that no amounts should be accrued for as of December 31, 2021 based on the opinion of external and in house legal counsel and our assessment of contingencies in accordance with ASC Topic 450 Contingencies. In addition, we examined legal invoices related to the complaints in order to evaluate the appropriateness of the disclosures in the financial statements. We considered relevant publicly available information, such as published press releases about the Company and its legal matters and performed a search for unrecorded liabilities.

Going Concern Assessment

Critical Audit Matter Description

As described further in Note 1 to the consolidated financial statements, the Company has incurred net losses each year from inception through December 31, 2021, has not generated revenue since inception and has had a decrease in cash in excess of $4.5 million for each of the years ended December 31, 2021 and 2020. The Company determined these, and other factors which include the pending litigations, raised substantial doubt as to the Company's ability to continue as a going concern one year from the issuance date of the consolidated financial statements. In making this determination, management prepared a short-term cash flow projection through December 2023. Management used significant assumptions in preparing the short-term cash flow projection, which included expected operating costs and other obligations.

The principal considerations for our determination that the evaluation of management's going concern assessment was a critical audit matter are the significant judgment and subjectivity inherent in the Company's future cash flow and a high degree of auditor judgment in evaluating management's forecasts for at least the next 12 months.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of management's forecasted future cash flow projections and going concern assessment included the following, among others:

•	Assessed the overall reasonableness of the Company's future cash flow projections, including significant assumptions utilized by the Company.
•	Compared January and February 2022 actual operating results to forecasted amounts as well as the Company’s 2021 operating budget to actual results to determine overall accuracy of future operating cash flow projections.
•	Evaluated the adequacy of the Company's financial statement disclosures.

/s/ PKF O’Connor Davies, LLP

We have served as the Company’s auditor since 2020.

New York, New York

March 30, 2022

PCAOB ID No. 127

* * * * *

RENOVACARE, INC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2021 AND 2020

	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$2,849,192	$7,412,969
Prepaid expenses and other current assets	533,445	566,275
Total current assets	3,382,637	7,979,244

Fixed assets, net of accumulated depreciation of $12,952 and $3,584, respectively	29,271	38,640
Intangible assets	152,854	152,854
Security deposit	7,995	7,995
Right of use asset	28,630	79,462
Other assets	50,747	137,749
Total assets	$3,652,134	$8,395,944

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,274,748	$1,237,437
Operating lease liability	30,497	51,125
Total current liabilities	1,305,245	1,288,562

Operating lease liability	-	28,607
Total liabilities	1,305,245	1,317,169

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.00001 par value; 500,000,000 shares authorized, 87,352,364 shares issued and outstanding at December 31, 2021 and 2020	874	874
Additional paid-in capital	36,585,919	36,846,082
Retained deficit	(34,239,904)	(29,768,181)
Total stockholders' equity	2,346,889	7,078,775
Total liabilities and stockholders' equity	$3,652,134	$8,395,944

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020

Revenue	$-	$-

Operating expenses
Research and development	3,204,895	4,133,925
General and administrative	2,204,521	5,543,173
Total operating expenses	5,409,416	9,677,098
Loss from operations	(5,409,416)	(9,677,098)

Other income (expense)
Interest income	6,417	128,762
Other income	931,276	-
Total other income (expense)	937,693	128,762
Net loss	$(4,471,723)	$(9,548,336)

Basic and Diluted Loss per Common Share	$(0.05)	$(0.11)

Weighted average number of common shares outstanding - basic and diluted	87,352,364	87,352,364

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Common Stock		Additional Paid	Retained	Total Stockholders'
	Shares	Amount	-in Capital	Deficit	Equity
Balance, December 31, 2019	87,352,364	$874	$32,378,833	$(20,219,845)	$12,159,862
Stock based compensation due to common stock purchase options	-	-	4,206,252	-	4,206,252
Stock based compensation for prepaid services	-	-	260,997	-	260,997
Net loss for the year ended December 31, 2020	-	-	-	(9,548,336)	(9,548,336)
Balance, December 31, 2020	87,352,364	874	36,846,082	(29,768,181)	7,078,775
Stock based compensation due to common stock purchase options	-	-	1,054,542	-	1,054,542
Reversal of stock-based compensation due to common stock purchase option cancellations	-	-	(1,314,705)	-	(1,314,705)
Net loss for the year ended December 31, 2021	-	-	-	(4,471,723)	(4,471,723)
Balance, December 31, 2021	87,352,364	$874	$36,585,919	$(34,239,904)	$2,346,889

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(4,471,723)	$(9,458,336)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation expense	9,368	2,633
Stock based compensation expense	(173,163)	4,206,252
Non cash lease expense	1,600	270
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	32,830	(340,528)
Increase (Decrease) in accounts payable and accrued expenses	37,311	1,068,394
Increase in accounts payable - related parties	-	(111,696)
Net cash flows used in operating activities	(4,563,777)	(4,723,011)

Cash flows from investing activities
Payment for security deposit	-	(7,995)
Purchase of equipment	-	(41,273)
Net cash flows from investing activities	-	(49,268)

Decrease in cash and cash equivalents	(4,563,777)	(4,772,279)
Cash and cash equivalents at beginning of year	7,412,969	12,185,248
Cash and cash equivalents at end of year	$2,849,192	$7,412,969

Supplemental disclosure of non-cash transactions:
Stock based compensation issued for prepaid services	$-	$260,997

(The accompanying notes are an integral part of these consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Liquidity

Organization

RenovaCare, Inc., formerly Janus Resources, is a Nevada corporation. RenovaCare, Inc. was incorporated under the laws of the State of Utah on July 14, 1983 as Far West Gold, Inc.

The Company has an authorized capital of 500,000,000 shares of $0.00001 par value common stock, of which 87,352,364 shares are outstanding as of December 31, 2021, and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

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

Currently, our proprietary technologies are the subject of forty-four (44) U.S. and foreign granted or pending patents or patent applications and seventeen (17) U.S. and foreign trademarks. Of the issued patents, five (5) are U.S. patents and seventeen (17) have issued or are allowed in Australia, Canada, China, Europe, Germany, France, Italy, Japan, Korea, Netherlands, Spain, Switzerland/Liechtenstein, and the United Kingdom. The Company has six (6) allowed trademarks in the United States, two (2) European registered trademarks, two (2) United Kingdom trademarks, two (2) Japan trademarks, and two (2) pending in Canada.

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

The Company does not have any commercialized products. The Company's activities have consisted principally of performing research and development activities and raising capital to support such activities. The Company has enlisted the assistance of several Contract Manufacturing Organizations (CMO) to manufacture clinical supplies including components of the CellMist System™ and the electronic SkinGun™ spray devices in compliance with FDA’s guidance for current Good Manufacturing Practices (cGMP) and Contract Research Organizations (CRO) to test and validate the Company’s products and processes and to conduct clinical trials that evaluate initially the safety and feasibility of an autologous skin cell therapy using the Company’s products to facilitate burn wound healing. These development activities are subject to significant risks and uncertainties, including possible failure of preclinical and clinical testing. The Company has not generated any revenue and has sustained recurring losses and negative cash flows from operations since inception. The Company expects to incur losses as it continues development of its products and technologies and will need to raise additional capital through partnerships or the sale of its securities to accomplish its business plan. Failing to secure such additional funding before achieving sustainable revenue and profit from operations poses a significant risk. The Company's ability to fund the development of its cellular therapies depends on the amount and timing of cash receipts from future financing activities. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

Liquidity

The Company has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. We expect to incur losses as we continue our research and development activities. The Company's activities are subject to significant risks and uncertainties due to the stage of the development of the Company's cellular therapies. At December 31, 2021, the Company had approximately $2,800,000 in cash on hand and an accumulated deficit of $34,239,904. The Company has historically funded its operations through the issuance of convertible notes, the sale of common stock and issuance of warrants.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Annual Report on Form 10-K. Based on such evaluation and the Company’s current plans, which are subject to change, management believes that the Company’s existing cash as of December 31, 2021 is sufficient to satisfy its operating cash needs for the year after the filing of this Annual Report on Form 10-K.

The Company is responsible to bear the costs to defend itself and its directors and officers, pursuant to the indemnification clause in the Company’s bylaws, against the Lawsuits. Subsequent to December 31, 2021, the Company depleted the funds available under its D&O Policy. The legal costs to defend the Company against the Lawsuits are expected to be material. The Company’s legal counsel provided a non-binding estimate of the legal costs to defend the Company of approximately $3,000,000 over the next 16 – 20 months. To assist the Company in paying the costs to defend against the Lawsuits, the Company’s Chairman loaned the Company $800,000 on March 18, 2022 pursuant to a convertible note, see Note 11 – Subsequent Events, for additional information. Due to the nature of the Lawsuits, and the early stage of the proceedings, the estimated amounts disclosed above is only an estimate. The estimate above does not include the potential costs to the Company in the event that it is not successful in its defense.

The Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The future of the Company will depend on its ability to successfully raise capital from external sources. As noted above, management believes that the Company’s existing cash as of December 31, 2021 are sufficient to satisfy its operating cash needs for the year after the filing of this Annual Report on Form 10-K. However, if the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. This could affect future development and business activities and potential future product development and/or other future ventures. There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or convertible debt financings will likely have a dilutive effect on the holdings of the Company’s existing stockholders. Debt financing may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and may be secured by all or a portion of the Company’s assets.

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

Use of Estimates

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents may at times exceed federally insured limits. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

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

As of December 31, 2021 and 2020, the Company did not have any assets or liabilities that were measured at fair value on a recurring basis.

The Company’s financial statements include cash, other current assets and accounts payable and accrued expenses which are short term in nature and, accordingly, approximate fair value. It is the Company’s policy to measure non-financial assets and liabilities at fair value on a nonrecurring basis. The instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (such as evidence of impairment), which if material, are disclosed in the accompanying notes.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718, Stock Based Compensation.  ASC 718 requires all stock-based payments to directors, employees and consultants, including grants of stock options, to be recognized in the consolidated statements of operations based on their fair values. The Company uses the Black-Scholes option pricing model (the “Black-Scholes Model”) to determine the weighted-average fair value of options granted and recognizes the compensation expense of stock-based awards on a straight-line basis over the vesting period of the award. If a stock-based award contains performance-based conditions, at the point that it becomes probable that the performance conditions will be met, the Company records a cumulative catch-up of the expense from the grant date to the current date, and then amortizes the remainder of the expense over the remaining service period. Management evaluates when the achievement of a performance-based condition is probable based on the expected satisfaction of the performance conditions as of the reporting date.

The determination of the fair value of stock-based payment awards utilizing the Black-Scholes option pricing model requires the use of the following assumptions: expected volatility of our common stock, which is based on our own calculated historical rate; expected life of the option award, which we elected to calculate using the simplified method; expected dividend yield, which is 0%, as we have not paid and do not have any plans to pay dividends on our common stock; and the risk-free interest rate, which is based on the U.S. Treasury rate in effect at the time of grant with maturities equal to the stock option award’s expected life. The Company evaluates the assumptions used to value the awards at each grant date and if factors change and different assumptions are utilized, stock-based compensation expense may differ significantly from what has been recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Forfeitures are accounted for as they occur. See “NOTE 6. Equity” for additional information on the Company’s stock-based compensation plan.

Leases

The Company recognizes their leases with a term of greater than a year on the balance sheet by recording right-of-use assets and lease liabilities. Leases can be classified as either operating leases or finance leases. Operating leases will result in straight-line lease expense, while finance leases will result in front-loaded expense. The Company’s lease consists of an operating lease for office space. The Company does not recognize a lease liability or right-of-use asset on the balance sheet for short-term leases. Instead, the Company recognizes short-term lease payments as an expense on a straight-line basis over the lease term. A short-term lease is defined as a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

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

Patent and Trademark Costs

Costs related to filing and pursuing patent applications are recorded as general and administrative expense and expensed as incurred since recoverability of such expenditures is uncertain.

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

Segment Reporting

The Company’s business is considered to be operating in one segment based upon the Company’s organizational structure, the way in which the operations are managed and evaluated, the availability of separate financial results and materiality considerations.

Net Loss Per Share

The computation of basic earnings per share (“EPS”) is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted EPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. The computation of diluted net income per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share. Therefore, when calculating EPS if the Company experienced a loss, there is no inclusion of dilutive securities as their inclusion in the EPS calculation is antidilutive. Furthermore, options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants (they are in the money).

Following is the computation of basic and diluted net loss per share for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders	$(4,471,723)	$(9,548,336)
Denominator:
Weighted average number of common shares outstanding	87,352,364	87,352,364
Basic and diluted EPS	$(0.05)	$(0.11)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Stock options	3,139,999	5,895,570
Warrants	11,712,496	12,296,912
Total shares not included in the computation of diluted losses per share	14,852,495	18,192,482

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

Accounting Pronouncements

We evaluate all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB) for consideration of their applicability. ASUs not included in our disclosures were assessed and determined to be either not applicable or are not expected to have a material impact on our Consolidated Financial Statements.

New Accounting Pronouncements Not Yet Adopted

None.

Accounting Pronouncements Recently Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. The guidance removes certain exceptions for recognizing deferred taxes for equity method investments, performing intra period allocation, and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group, among others. This guidance is effective for interim and annual reporting periods beginning after December 15, 2020. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The transition requirements are dependent upon each amendment within this update and will be applied either prospectively or retrospectively. The Company adopted ASU 2019-12 effective January 1, 2021 with no impact on its Financial Statements.

Note 3. Assets – Intellectual Property

On July 12, 2013, the Company, together with its wholly owned subsidiary, RenovaCare Sciences, entered into an Asset Purchase Agreement with Dr. Jörg Gerlach, MD, PhD, pursuant to which RenovaCare Sciences purchased all of Dr. Gerlach’s rights, title and interest in the CellMistTM System. Acquisition related costs amounted to $52,852 and were capitalized together with the cash payment upon the closing of the transaction in July 2013 of $100,002. Intangible assets amounted to $152,854 as of December 31, 2021 and 2020.

Note 4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2021	2020
Prepaid insurance	$-	$54,180
Prepaid stock options for services	87,001	86,999
Prepaid professional fees	100,930	65,000
Prepaid research and development expense	289,746	289,746
Other prepaid costs	13,964	70,350
Refunds due	41,804	-
Total prepaid expenses	$533,445	$566,275

Note 5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses consists of the following:

	December 31,
	2021	2020
Legal fees	$869,950	$192,053
Officer compensation	55,040	313,396
Consultants	117,943	99,096
Trade payables	231,815	632,892
Total	$1,274,748	$1,237,437

Of the legal fees of $869,950 as of December 31, 2021, approximately $855,000 are expected to be reimbursed by our directors and officers insurance policy.

Note 6. Equity

2013 Long-Term Incentive Plan

On June 20, 2013, the Company’s Board of Directors adopted the 2013 Long-Term Incentive Plan (the “2013 Plan”) and on November 15, 2013, a stockholder owning a majority of the Company’s issued and outstanding stock approved adoption to the 2013 Plan. Pursuant to the terms of the 2013 Plan, an aggregate of 20,000,000 shares of the Company’s common stock have been reserved for issuance to the Company’s officers, directors, employees and consultants in order to attract and hire key technical personnel and management. Options granted to employees under the 2013 Plan, including directors and officers who are employees, may be incentive stock options or non-qualified stock options; options granted to others under the 2013 Plan are limited to non-qualified stock options. As of December 31, 2021, there were 16,618,266 shares available for future grants.

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

Common Stock

At December 31, 2021, the Company had 500,000,000 authorized shares of common stock with a par value of $0.00001 per share and 87,352,364 shares of common stock outstanding.

During the years ended December 31, 2021 and 2020, the Company did not issue any new shares of common stock.

Warrants

The Company has issued warrants to purchase common stock at various exercise prices in connection with loan agreements and private placements. The following table summarizes information about warrants outstanding at December 31, 2021 and 2020:

	Shares of Common Stock Issuable for Warrants Outstanding as of		Weighted
	December 31,		Average
Description	2021	2020	Exercise Price	Expiration
Series E	-	584,416	$1.54	September 8, 2021
Series F	7,246	7,246	$3.45	February 23, 2022 & March 9, 2022
Series G	460,250	460,250	$2.68	July 21, 2022
Series H	910,000	910,000	$2.75	October 16, 2022
Series I	10,335,000	10,335,000	$2.00	November 26, 2025
Total	11,712,496	12,296,912

During the year ended December 31, 2021, all the Series E Warrants expired unexercised.

Stock Options

The following table summarizes stock option activity for the years ended December 31, 2021 and 2020:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2019	2,317,500	3.41
Granted	3,615,570	2.31
Forfeited	(37,500)	4.20
Outstanding at December 31, 2020	5,895,570	2.45
Granted	50,000	1.72
Forfeited	(2,805,571)	2.74
Outstanding at December 31, 2021	3,139,999	2.17	4.54	-
Vested and exercisable at December 31, 2021	2,639,999	1.99	4.48	-

The valuation methodology used to determine the fair value of stock options is the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the risk-free interest rate, and the expected term of the stock options. The ranges of assumptions used in the Black-Scholes Model during the years ended December 31, 2021 and 2020 is set forth in the table below:

	Years Ended December 31,
	2021	2020
Risk-free interest rate	0.73%	0.21%	-	1.67%
Expected term in years	5.38	3.25	–	6.00
Weighted Avg. Expected Volatility	102.07	97.20%	–	110.71%
Expected dividend yield	0%		0%

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

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Statements of Operations for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Research and development	$948,938	$1,536,168
General and administrative	(1,122,101)	2,670,084
Total	$(173,163)	$4,206,252

As of December 31, 2021, the Company had $1,382,997 unrecognized compensation cost related to unvested stock options to be amortized through 2023.

Year Ended December 31, 2021

On July 26, 2021, in connection with an Executive Services Consulting Agreement of the same date, the Company granted Justin Frere, the Company’s former Chief Financial Officer, an option to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.72 and with a term of 10 years.

During the first half of 2021, certain individuals resigned from the Company resulting in the forfeiture and cancellation of 2,805,571 options. Compensation expense was recorded on some of these options prior to their full vesting. As a result, during the year ended December 31, 2021, the Company recognized $1,314,705 of reversals of the prior recognized compensation expense related to the cancelled options. During the year ended December 31, 2021, the expense recognized on options still in their vesting period totaled $1,141,542.

Note 7. Leases

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

As of December 31, 2021, the Company has not entered into any leases which have not yet commenced which would entitle the Company to significant rights or create additional obligations.

The Company does not have any finance leases.

Supplemental lease information:

	As of December 31, 2021
	2021	2020

Operating lease right-of-use asset	$28,630	$79,462

Current maturities of operating lease	$30,497	$51,125
Non-current operating lease	-	28,607
Total operating lease liabilities	$30,497	$79,732
Cash paid for amount included in the measurement of lease liabilities for operating lease	$52,789	$26,134

Weighted Average remaining lease term (in years):	0.58	1.6
Discount rate:	7.0%	7.0%
Right-of-use asset obtained in exchange for lease obligation		$98,402

The Company leases office space under a non-cancellable operating lease expiring in 2022. Future lease payments included in the measurement of lease liabilities on the balance sheet at December 31, 2021 for future periods are as follows:

2022	31,213
Total future minimum lease payments	31,213
Less imputed interest	(716)
Total	$30,497

Note 8. Commitments and Contingencies

R&D Agreement

In connection with the Company’s anticipated regulatory filings, the Company has engaged StemCell Systems GmbH (“StemCell Systems”) to provide it with prototypes and related documents under various agreements. On July 1, 2020, the Company and StemCell Systems entered into a Strategic R&D Agreement (the “Strategic Agreement”) having an initial term of three years with successive one-year extensions unless earlier terminated. The Strategic Agreement includes a $27,000 monthly fee to be paid to StemCell Systems along with any additional expenses incurred. The Company, StemCell Systems and certain affiliates of StemCell Systems entered into a Rights of First Refusal and Corporate Opportunities Agreement (the “ROFR Agreement”). Pursuant to the ROFR Agreement, (i) in the event a StemCell Systems stockholder receives an offer from a third party to acquire the StemCell Systems stockholders ownership interest, the Company shall have ten business days to purchase such ownership, and (ii) if during the terms of the Strategic Agreement, any StemCell Systems inventions, with respect to skin, burns and wounds, designs, inventions and among other things, whether or not patentable, copyrightable or otherwise legally protectable are discovered by StemCell Systems, the Company shall have the first option to negotiate mutually agreeable terms for the Company’s acquisition or licensing of the StemCell Systems inventions. Pursuant to these engagements the Company incurred expenses of approximately $523,840 and $480,000 during the years ended December 31, 2021 and 2020, respectively. Pursuant to the Strategic Agreement, as of December, 31, 2021, should the Company terminate the Strategic Agreement, the Company would be obligated to pay approximately $468,000.

Legal Proceedings

SEC Civil Complaint

On May 28, 2021 the SEC filed a civil complaint (the “SEC Complaint”), in the United States District Court for the Southern District of New York, naming the Company and Harmel S. Rayat, the Company’s current President, Chief Executive Officer, Chief Financial Officer and Sole Director as defendants as defendants (the “Defendants”). The SEC Complaint alleges among other things that Mr. Rayat and the Company with violated the antifraud provisions of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and also alleges that Mr. Rayat with aided and abetted the Company's violations of those provisions. The SEC Complaint also alleges that the Company with violated the reporting provisions of Exchange Act Section 15(d) and Rules 15d-11 and 12b-20 thereunder. The SEC seeks, among other relief, permanent injunctions and civil penalties against the Defendants, and officer-and-director and penny stock bars against Mr. Rayat. On August 31, 2021 the Defendants filed an answer to the Complaint. On September 21, 2021, the SEC filed a motion to strike Defendants equitable affirmative defenses which motion was granted by the court on October 18, 2021. The Company continues to defend itself and the named individuals against the allegations set forth in the SEC Complaint.

Class Action Complaints

On July 16, 2021, Gabrielle A. Boller filed a class action lawsuit in the U.S. District Court for the District of New Jersey (the “Boller Lawsuit”), against the Company and certain past and current officers and members of the Company’s board of directors (collectively, the “Boller Defendants”). The Boller Lawsuit alleges, among other things, that in connection with the facts and circumstances underlying the allegations in the SEC Complaint, the Boller Defendants engaged in fraudulent conduct and made false and misleading statements of material fact or omitted to state material facts necessary to make the statements made not misleading. The plaintiff seeks a determination that the Boller Lawsuit is a proper class action, compensatory damages in favor of the plaintiff and other class members, reasonable costs and expenses incurred in the Boller Lawsuit, including counsel fees and expert fees, and such other relief as the Court may deem proper.

The Company disputes the plaintiffs’ claims in the Boller Lawsuit and intends to defend these matters vigorously. To that end, the Company has engaged counsel to defend the Boller Defendants. Given the uncertainty of litigation, the preliminary stage of these cases, the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from these actions.

On July 21, 2021, Michael Solakian, filed a class action lawsuit in the U.S. District Court for the District of New Jersey (the “Solakian Lawsuit”), against the Company and certain past and current officers and members of the Company’s board of directors (collectively, the “Solakian Defendants”). The Solakian Lawsuit alleges, among other things, that in connection with the facts and circumstances underlying the allegations in the SEC Complaint, the Solakian Defendants engaged in fraudulent conduct and made false and misleading statements of material fact or omitted to state material facts necessary to make the statements made not misleading. The plaintiff seeks a determination that the Solakian Lawsuit is a proper class action, compensatory damages in favor of the plaintiff and other class members, reasonable costs and expenses incurred in the Solakian Lawsuit, including counsel fees and expert fees, and such other relief as the Court may deem proper.

The Company disputes the plaintiffs’ claims in the Solakian Lawsuit and intends to defend these matters vigorously. To that end, the Company has engaged counsel to defend the Solakian Defendants. Given the uncertainty of litigation, the preliminary stage of these cases, the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from these actions.

Shareholder Derivative Complaints

On December 20, 2021, Melvin Emberland (“Emberland”), derivatively and on behalf of nominal defendant Renovacare, Inc. filed a lawsuit (the “Emberland Lawsuit”) in the United States District Court for the District of New Jersey against the Company and certain of its current and former executive officers (the “Emberland Defendants”). In the complaint, Emberland’s allegations, relating to the facts and circumstances underlying the allegations in the SEC Complaint include, but are not limited to (i) breach of fiduciary duties by the individual Emberland Defendants, (ii) unjust enrichment and (iii) violation of Section 10(b) and 21D of the Securities Exchange Act of 1934. Emberland did not quantify any alleged damages in his complaint but, in addition to attorneys’ fees and costs, Emberland seeks (i) a declaration that the Emberland Defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company, (ii) a determination awarding to the Company restitution from the Meyer Defendants, and each of them, and ordering disgorgement of all profits, benefits and other compensation obtained by the Emberland Defendants, (iii) a directive to the Company and the Emberland Defendants to take all necessary actions to reform and improve the Company’s corporate governance and internal procedures to comply with applicable laws, and (iv) Plaintiff is seeking, among other things, restitution from the individual Emberland Defendants and disgorgement of profits, benefits and other compensation obtained by such Emberland Defendants, costs and disbursements of the action including reasonable attorney’s fees, accountants’ and expert fees and expenses, an order directing the taking of certain corporate actions relating to its board of directors and corporate governance.

The Company disputes Emberland’s claims and intends to defend these matters vigorously. To that end, the Company has engaged counsel to defend the Emberland Defendants. Given the uncertainty of litigation, the preliminary stage of these cases, the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from these actions.

On January 6, 2022, Zoser Vargas (“Vargas”), derivatively and on behalf of nominal defendant Renovacare, Inc. filed a lawsuit (the “Vargas Lawsuit”) in the United States District Court for the District of New Jersey against the Company and certain of its current and former executive officers (the “Vargas Defendants”). In the complaint Vargas’ allegations relating to the facts and circumstances underlying the allegations in the SEC Complaint include but are not limited to, (i) breach of fiduciary duties, (ii) waste of corporate assets, (iii) violation of law, and (iii) unjust enrichment. Vargas did not quantify any alleged damages in his complaint but, in addition to attorneys’ fees and costs, Meyer seeks, in addition to other things, (i) against the Vargas Defendants and in favor of the Company the amount of damages sustained by the Company as a result of the Vargas Defendants’ breaches of fiduciary duties, waste of corporate assets and unjust enrichment, (ii) directive for the Company to take all necessary actions to improve its corporate governance and internal procedures to comply with applicable law and (iii) awarding to the Company restitution from the Vargas Defendants, and each of them, and ordering disgorgement of all profits, benefits and other compensation obtained by the Vargas Defendants.

The Company disputes Vargas’ claims and intends to defend these matters vigorously. To that end, the Company has engaged counsel to defend the Vargas Defendants. Given the uncertainty of litigation, the preliminary stage of these cases, the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from these actions.

On January 28, 2022, Aviva Meyer (“Meyer”), derivatively and on behalf of nominal defendant Renovacare, Inc. filed a lawsuit (the “Meyer Lawsuit”) in the United States District Court for the District of New Jersey against the Company and certain of its current and former executive officers (the “Meyer Defendants”). In the complaint Meyer’s allegations relating to the facts and circumstances underlying the allegations in the SEC Complaint include but are not limited to, (i) breach of fiduciary duties, (ii) waste of corporate assets, (iii) violation of law, and (iii) unjust enrichment. Vargas did not quantify any alleged damages in his complaint but, in addition to attorneys’ fees and costs, Meyer seeks, in addition to other things, (i) against the Vargas Defendants and in favor of the Company the amount of damages sustained by the Company as a result of the Vargas Defendants’ breaches of fiduciary duties, waste of corporate assets and unjust enrichment, (ii) directive for the Company to take all necessary actions to improve its corporate governance and internal procedures to comply with applicable law and (iii) awarding to the Company restitution from the Meyer Defendants, and each of them, and ordering disgorgement of all profits, benefits and other compensation obtained by the Meyer Defendants.

The Company disputes Meyer’s claims and intends to defend these matters vigorously. To that end, the Company has engaged counsel to defend the Meyer Defendants Given the uncertainty of litigation, the preliminary stage of these cases, the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from these actions.

The Company believes that the claims asserted in the SEC Complaint, the Boller Lawsuit, the Solakian Lawsuit, the Emberland Lawsuit, the Vargas Lawsuit, and the Meyer Lawsuit (collectively, the “Lawsuits”) are without merit and intends to defend itself vigorously. As of the date of this Annual Report, the Company has effectively depleted the funds available under its D&O Policy and is responsible for costs related to its defense. See “Note 1. Organization and Liquidity” above for specific estimates.

Note 9. Related Party Transactions

During the year ended December 31, 2020, Talia Jevan Properties, Inc. made payments totaling $10,811 to Stephen Yan-Klassen, former CFO who resigned in 2020, for his salary on behalf of the Company. Talia Jevan Properties, Inc. is a related party of Harmel S. Rayat, Chairman of the Board.

Kalen Capital Corporation (“KCC”), a corporation wholly owned by Mr. Rayat, on April 1, 2020, provided a short-term advance of $50,000 to the Company. The advance was repaid by the Company in July 2020. The Company paid KCC $65,156 for reimbursable expenses in October 2020.

On August 1, 2013, the Company entered into a consulting agreement, as amended on May 1, 2016, with Jatinder Bhogal, an individual owning in excess of 5% of the Company’s issued and outstanding shares of common stock, to provide consulting services to the Company through his wholly owned company, Vector Asset Management, Inc. (“VAMI”). Pursuant to the consulting agreement, VAMI assisted the Company with identifying subject matter experts in the medical device and biotechnology industries and assisted the Company with its ongoing research and development. Pursuant to an amendment dated May 1, 2016, the VAMI monthly consulting fee was increased from $5,000 to $6,800. On June 22, 2018, the Company and VAM entered into an Executive Consulting Agreement (the “ECA”) pursuant to which Mr. Bhogal served as the Company’s Chief Operating Officer. The ECA superseded the prior consulting agreement. Pursuant to the ECA, VAMI received compensation of $120,000 per year. On July 1, 2020 the Company amended the ECA and paid VAMI $4,000 per month through November 30, 2020 and $200 per month thereafter until May 31, 2021 at which time the ECA as amended expired. For consulting services provided by VAMI, during the years ended December 31, 2021 and 2020, the Company recognized expenses of $1,000 and $84,000, respectively.

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

There is no current or deferred tax expense for 2021 and 2020, due to the Company’s loss position. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a full valuation allowance against the deferred tax asset.

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities is a result of the following at December 31:

	2021	2020
Deferred tax assets (liability):
Net operating loss carryforwards	$5,645,000	$4,677,000
Fixed asset	(6,000)	1,000
Intangible asset	(18,000)	(16,000)
Charitable contributions	53,000	53,000
Stock-based compensation	772,000	696,000
Deferred tax assets gross	6,446,000	5,411,000
Valuation allowance	(6,446,000)	(5,411,000)
Net deferred tax assets	$-	$-

The 2021 increase in the valuation allowance was $1,035,000 compared to an increase of $1,339,000 in 2020.

The Company has available net operating loss carryforwards of approximately $21,945,000 for tax purposes to offset future taxable income which $9,613,000 was incurred prior to 2018 and expires through the year 2037 while $12,331,000 incurred subsequent do not expire. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss and contribution carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period. The tax years 2018 through 2021 remain open to examination by federal agencies and other jurisdictions in which it operates.

A reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for the years ended December 31 follows:

	2021	2020
Statutory federal income tax rate	21.0%	21%
Permanent differences and other	1.38	(3.91)
NOL expirations	(1.83)	(3.10)
True-up	2.60	0.03
Valuation allowance	(23.15)%	(14.02)%
Total	0%	0%

Note 11. Subsequent Events

Management has reviewed material events subsequent of the period ended December 31, 2021 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events.”

On February 15, 2022, the Company paid its legal counsel, Spears & Imes, a $1,000,000 retainer.

The Company’s President and Chief Executive Officer and Director, Dr. Kaiyo Nedd and its Chief Financial Officer, Mr. Justin Frere resigned all their respective positions in the Company effective March 24, 2022.

On March 18, 2022, the Company issued an Unsecured Convertible Promissory Note (the “Note”) to KCC. Pursuant to the terms of the Note, KCC agreed to loan the Company $800,000 at an annual interest rate of 1% per year, compounded daily. The Note, including any interest due thereon, may be prepaid at any time without penalty. The Note, and any balance thereunder, automatically converts into securities of the Company upon receipt of an equity financing from third-party(s) of not less than ten million dollars ($10,000,000) at a conversion price equal to 80% of the price paid in such a financing. Also, after June 23, 2023, KCC may convert all or any portion of the balance into shares of common stock at a conversion price of $0.45 per share, representing a fifty 50% percent premium to the closing price of the Company’s common stock on March 17, 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on our evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting

It is the responsibility of the management of RenovaCare to establish and maintain effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is designed to provide reasonable assurance to RenovaCare’s management and board of directors regarding the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles.

RenovaCare’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of RenovaCare; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of RenovaCare are being made only in accordance with authorizations of management and directors of RenovaCare; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of RenovaCare’s assets that could have a material effect on the financial statements of RenovaCare.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management has performed an assessment of the effectiveness of RenovaCare’s internal control over financial reporting as of December 31, 2021, based upon criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework).

Based on this assessment, management has concluded that our internal control over financial reporting were effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

As of our fiscal year ended December 31, 2021 and based on the COSO criteria, management identified control deficiencies that constituted material weaknesses. A “material weakness”, as defined by COSO, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is more than a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2020:

•	Inadequate segregation of duties;

•	Ineffective monitoring controls related to the financial close and reporting process, including management’s risk assessment process and its identification, evaluation, and timely remediation of control deficiencies.

The Company began implementing new and more robust internal controls during 2021 to remediate the material weaknesses in our internal controls over financial reporting identified above. The Company’s internal control implementation and remediation efforts included the following:

•	Since July 2021, we have been performing more extensive and frequent reviews of critical estimates, journal entries, complex calculations, the financial close and financial reporting processes on a regular basis;
•	We have implemented formal policies and procedures over various operating activities designed to address the underlying causes associated with the aforementioned material weaknesses; and
•	Regular informal and formal meetings of Board members who also have been incorporated into the review process of all financial statement filings.

We continue to monitor our control environment and will implement additional controls and processes utilizing internal resources, and outside resources (when deemed necessary) to strengthen our controls over the financial reporting and disclosure process as applicable in order to meet the needs of our organization.

Report of Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report by PKF O’Connor Davies LLP ("PKF"), our independent registered public accounting firm, regarding internal control over financial reporting. As a smaller reporting company, our internal control over financial reporting was not subject to audit by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report.

Item 9B. Other Information

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and text set forth the names and ages of all of the persons serving as our principal executive officer, principal financial officer, directors and executive officers, as of the date of this report. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers, subject in each case to the terms and conditions of their respective employment or consulting agreements, serve at the discretion of the Board, and are appointed to serve by the Board.

Name	Age	Position	Director / Officer Since
Harmel S. Rayat	60	Director and Chairman of the Board, Interim President, Chief Executive Officer, Interim Chief Financial Officer and Secretary	March 16, 2021
Dr. Robin A. Robinson	66	Chief Scientific Officer	May 26, 2020

Harmel S. Rayat. Mr. Rayat was appointed to the Board of Directors on March 16, 2021 and was appointed Chairman of the Board on March 26, 2021. Mr Rayat previously served the Company in a number of capacities, including, at various times, as its President and Chief Executive Officer, Chairman and as a member of the Company’s Board of Directors. Mr. Rayat has been a long-time majority stockholder and financial supporter of RenovaCare. Through his family office, Kalen Capital Corporation, he has invested over $20 million RenovaCare since 2013. Mr Rayat’s support was key to advancing the SkinGunTM spray device and CellMist SystemTM from an unpatented technology with little published data to a technology platform with eight patent families, numerous peer reviewed articles and FDA approval of its Investigational Device Exemption application to conduct a clinical trial to evaluate safety and feasibility. Beginning his career in the financial industry as a messenger and mail-room clerk in a stock brokerage in 1981, Mr. Rayat has since invested in a wide range of businesses and sectors, ranging from auto wreckers and alternative energy to raw land and artificial livers. In recent years, and in addition to commercial real estate in Canada and the United States, Mr. Rayat has narrowed his focus to impact investing, despite the high risks associated with early stage, pre-revenue, and pre-clinical companies. His goal is to help inventors, entrepreneurs, and scientists to create and commercialize products and technologies that will have a beneficial impact on society at large.

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

Certain Relationships

There are no family relationships between or among the directors, executive officers (or persons nominated or charged by our company to become directors or executive officers) non-executive officers, significant employees and consultants.

Consideration of Director Nominees

Director Qualifications

We believe that our Board, to the extent that our limited resources permit, should encompass a diverse range of talent, skill and expertise sufficient to provide sound and prudent guidance with respect to our operations and interests. Each director also is expected to: exhibit high standards of integrity, commitment and independence of thought and judgment; use his or her skills and experiences to provide independent oversight to our business; participate in a constructive and collegial manner; be willing to devote sufficient time to carrying out their duties and responsibilities effectively; devote the time and effort necessary to learn our business; and, represent the long-term interests of all stockholders.

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

While the Board is solely responsible for the selection and nomination of directors, the Board may consider nominees recommended by stockholders as it deems appropriate. The Board evaluates each potential nominee in the same manner regardless of the source of the potential nominee's recommendation. Although we do not have a policy regarding diversity, the Board does take into consideration the value of diversity among Board members in background, experience, education and perspective in considering potential nominees for recommendation to the Board for selection. Stockholders who wish to recommend a nominee should send nominations to our President and Chief Executive Officer, 9375 E Shea Blvd., Suite 107-A, Scottsdale, AZ 85260, and include all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected.

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

Code of Ethics

We have adopted a Code of Ethics that applies to all our officers, directors and employees, including our Chief Executive Officer and Chief Financial Officer, which complies with the requirements of the Sarbanes-Oxley Act of 2002 and applicable FINRA listing standards. Accordingly, the Code of Ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, timely, accurate and clear public disclosures, compliance with all applicable laws, rules and regulations, the prompt internal reporting of violations of the Code of Ethics, and accountability. Our Code of Ethics is available on our website at http://www.renovacareinc.com. To access our Code of Ethics, click on “Investors”, and then click on ““Corporate Governance”.

A copy of our Code of Ethics may be obtained at no charge by sending a written request to our President and Chief Executive Officer, 9375 E Shea Blvd., Suite 107-A, Scottsdale, AZ 85260.

Corporate Governance

We have adopted Corporate Governance Principles applicable to our Board. Our Corporate Governance Principles are available on our website at http://www.renovacareinc.com. To access our Corporate Governance Principles, click on “Investors,” and then click on “Corporate Governance”.

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

ITEM 11. EXECUTIVE COMPENSATION

We are eligible, and have chosen, to comply with the executive and director compensation disclosure rules applicable to a “smaller reporting company”, as defined in applicable Securities and Exchange Commission rules.

The following table provides information concerning the compensation paid for 2021 and 2020 to our named executive officers as of December 31, 2021, who consisted of our Chief Executive Officer and our next two highly compensated executive officers during 2021.

Name and principal position	Year	Salary/ consulting fee ($)	Bonus ($)	Stock awards ($)	Option awards ($)(1)	All other compensation ($)(2)	Total ($)

Dr. Kaiyo Nedd Former President and CEO (3)	2021	122,500	-	-	-	-	122,500

Justin Frere, CPA Former CFO and Secretary (3)	2021	90,000	-	-	66,000	-	156,000

Alan L. Rubino Former President and CEO	2020	410,000	205,000	-	1,495,576	30,968	2,141,544

Jatinder Bhogal Former COO	2021	1,000	-	-	-	-	1,000
	2020	84,000	-	-	930,000	-	1,014,000

Robin Robinson Chief Scientific Officer	2021	220,000	-	-	-	-	220,000
	2020	178,333	39,310	-	214,000	-	431,643

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

(3) Effective March 24, 2022, Dr. Nedd and Mr. Frere resigned all their respective positions with the Company.

Outstanding Equity Awards at December 31, 2021

The following table sets forth information regarding equity awards that have been awarded to each of the Named Executives and which remained outstanding as of December 31, 2021. All of the outstanding options were granted pursuant to our 2013 Long-Term Incentive Plan (the “2013 Plan”) described below and which was approved by our stockholders on November 15, 2013. No options were issued outside of the 2013 Plan.

Option Awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Option Exercise Price ($)	Option Expiration Date
Justin Frere	25,000	-	1.72	July 26, 2031
Justin Frere	-	25,000	1.72	July 26, 2031
Jatinder Bhogal	1,000,000	-	1.40	May 22, 2026
Robin Robinson	200,000	-	1.65	June 1, 2026

Mr. Frere’s option awards vest and are exercisable as follows:

•	25,000 vest, and are exercisable commencing on, July 26, 2021 at price of $1.72 per share (the closing price of the Company’s common stock as quoted on the OTC Pink-Current on July 26, 2021 (the date of grant);

•	25,000 vest, and are exercisable commencing on, January 26, 2022 at price of $1.75 per share

Long-Term Incentive Plans

On June 20, 2013, our Board adopted our 2013 Plan and on November 15, 2013, a stockholder owning a majority of our issued and outstanding stock approved adoption to the 2013 Plan. Pursuant to the terms of the 2013 Plan, an aggregate of 20,000,000 shares of our common stock are reserved for issuance to our officers, directors, employees and consultants in order to attract and hire key technical personnel and management. Options granted to employees under the 2013 Plan, including directors and officers who are employees, may be incentive stock options or non-qualified stock options; options granted to others under the Incentive Plan are limited to non-qualified stock options. As of December 31, 2021, there were 16,618,266 shares available for grant.

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

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our Board. We do not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our Board.

Employment and Consulting Contracts

The Company has entered into the following employment and consulting agreements all of which reflect at will engagement of the named individuals.

Dr. Robin Robinson

On May 26, 2020, the Company entered into an employment agreement with Dr. Robinson (the “Robinson Employment Agreement”) pursuant to which Dr. Robinson was appointed the Company’s Vice President – Chief Scientific Officer. Dr. Robinson receives a base salary of $220,000 and is eligible to receive an annual target bonus equal up to 30% of his base salary, based on the achievement of Company performance goals established by the Board or its Compensation Committee, if any. The Company also agreed to grant Dr. Robinson a total of 200,000 options with an exercise price of $1.65 per share and which became fully vested on June 1, 2021.

The Robinson Employment Agreement has a two (2) year term. However, the Robinson Employment Agreement, subject to its terms, may be terminated by the Company at any time for or without “cause”, and by Mr. Robinson for good reason or no reason.

Upon termination of the Robinson Employment Agreement by the Company for cause or Dr. Robinson for no reason, Dr. Robinson shall be entitled to receive: (i) his Base Salary payable through the date of such termination; (ii) reimbursement for reasonable business expenses necessarily incurred by him in the ordinary course of his duties and in accordance with the Company’s policies; (iii) a prorated portion of the annual bonus the Executive would have received but for his termination prior to the bonus payment date, which prorated portion shall be paid on the bonus payment date; (iv) a prorated portion of benefits under any Company compensative or incentive plan that he would have received but for his termination; and (v) provided his spouse timely elects to continue family health insurance benefits under the federal law known as COBRA, the Company shall pay the cost of such health insurance coverage at the same rate the Company contributed for family health insurance coverage prior to his termination of employment with the Company until the earlier of twelve (12) months or the loss of COBRA entitlement (collectively (the “Accrued Benefits”).

Upon termination of the Robinson Employment Agreement by the Company without cause or Dr. Robinson for good reason, Dr. Robinson shall be entitled to receive, in addition to the Accrued Benefits, and subject to delivery of a general release acceptable to the Company, his base salary in effect at termination, for six (6) months, payable in accordance with the normal payroll practices of the Company.

In the event that, following a Change of Control (as defined below), Dr. Robinson’s employment is terminated without cause later of (x) the first anniversary of the Effective Date or (y) within six months of the Change of Control, then Dr. Robinson shall be entitled to receive (i) the Accrued Rights; (ii) prorated bonus payment; (iii) prorated plan benefit; and (iv) subject to delivering to the Company the general release, his Base Salary in effect at termination, for six (6) months, payable in accordance with the normal payroll practices of the Company.

As defined in the Robinson Employment Agreement, “Change of Control” means (i) the acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), other than any individual, entity or group which, as of the date of this Agreement, beneficially owns more than ten percent (10%) of the then outstanding shares of common stock of the Company (the “Common Stock”), of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of fifty percent (50%) or more of the then outstanding Common Stock; provided, however, that any acquisition by the Company or its subsidiaries, or any employee benefit plan (or related trust) of the Company or its subsidiaries of fifty percent (50%) or more of outstanding Common Stock shall not constitute a Change of Control, and provided, further, that any acquisition by an entity with respect to which, following such acquisition, more than fifty percent (50%) of the then outstanding equity interests of such entity, is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners of the outstanding Common Stock immediately prior to such acquisition of the outstanding Common Stock, shall not constitute a Change in Control; or (ii) the consummation of (A) a reorganization, merger or consolidation (any of the foregoing, a “Merger”), in each case, with respect to which all or substantially all of the individuals and entities who were the beneficial owners of the outstanding Common Stock immediately prior to such Merger do not, following such Merger, beneficially own, directly or indirectly, more than fifty percent (50%) of the then outstanding shares of common stock of the corporation resulting from Merger, or (iii) the sale or other disposition of all or substantially all of the assets of the Company, excluding (a) a sale or other disposition of assets to a subsidiary of the Company; and (b) a sale or other disposition of assets to any individual, entity or group which, as of the date of this Agreement, beneficially owns more than ten percent (10%) of the then outstanding Common Stock.

Justin Frere

On July 26, 2021, the Company entered into an executive services consulting agreement with Mr. Frere (the “Frere ECA”) pursuant to which Mr. Frere is to provide services generally associated with the office of the Chief Financial Officer, will receive a monthly fee of $10,000, a grant of 50,000 options with an exercise price of $1.72 per share which vest as to 25,000 on the date of grant and 25,000 on January 26, 2022, and have an indefinite term cancelable five (5) days after written notice by either party. Mr. Frere resigned all positions with the Company effective March 24, 2022.

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

The following table reports all compensation we paid to non-employee directors during the last two fiscal years.

Name		Fees earned or paid in cash (1) ($)	Option awards Aggregate Grant Date Fair Value ($)(2)	All Other Compensation ($)	Total ($)
Harmel S. Rayat(3)	2021	-	-	-	-
	2020	-	-	-	-
Dr. Kaiyo Nedd (4)	2021	-	-	-	-
Lydia Evans(5)	2020	8,333	41,800	-	8,333
Kenneth Kirkland(6)	2020	13,000	-	-	13,000

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

(4) Dr. Nedd served on the Board of Directors from March 16, 2021 to March 24, 2022.

(5) Dr. Evans served on the Board of Directors from August 1, 2020 until March 16, 2021.

 (6) Kenneth Kirkland served on the Board of Directors from August 2013 until March 16, 2021.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of the date of this report with respect to the beneficial ownership of the Company’s common stock by its executive officers, directors, all persons known by the Company to be the beneficial owners of more than 5% of its outstanding shares and by all officers and directors as a group.

Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	% of Class Owned (2)
Directors and Officers
Harmel S. Rayat, Chairman (3)	70,517,037	71.88
Dr. Robin Robinson, Chief Scientific Officer(5)	200,000	*
All Directors and Officers as a Group	70,717,037	71.94%

5% Shareholders
Kalen Capital Corporation (3) The Kalen Capital Building 688 West Hastings St. Suite 700 Vancouver, BC V6B 1P1	70,517,037	71.88
Jatinder S. Bhogal(4)	6,029,425	6.82

* less than 1%

(1) Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock and except as indicated the address of each beneficial owner is 9375 E Shea Blvd Suite 107-A, Scottsdale, AZ 85260.

(2) Calculated pursuant to Rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 87,352,364 shares of common stock issued and outstanding on a fully diluted basis as of March 28, 2022. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(3) Harmel Rayat, directly and indirectly through various entities owned by him, beneficially owns an aggregate of 70,517,037 shares of the Company’s common stock, consisting of the following: (i) Kalen Capital Corporation 100,000 shares; (ii) 1420525 Alberta Ltd., 3,000,000 shares; (iii) Kalen Capital Corporation, 13,033,406 shares; (iv) Kalen Capital Holdings LLC, 40,838,631 shares (v) 2,800,000 owned by Mr. Rayat directly; (vi) 410,000 shares issuable upon exercise of Series G Warrant at an exercise price of $2.68 per share through July 21, 2022; and (viii) 10,335,000 a Series I Warrant to purchase up to shares of common stock at an exercise price of $2.00 per share through November 26, 2025. The Series G Warrants may be exercised on a cashless basis. For tax purposes, a portion of the equity securities of owned by KCC have been assigned to Kalen Capital Holdings, LLC, its wholly owned subsidiary. Mr. Rayat disclaims beneficial ownership of 57,888 owned by his wife, Tajinder Chohan.

(4) Includes (a) 2,529,425 shares of common stock held by Boston Financial Group, Ltd., (b) 2,500,000 shares of common stock held by 1420527 Alberta Ltd., Mr. Bhogal is the sole principal of each entity and in such capacity, Mr. Bhogal may be deemed to have beneficial ownership of these shares, and (c) vested options to purchase 1,000,000 shares of common stock. Does not include 30,800 shares of stock owned by Mr. Bhogal’s wife, of which he disclaims beneficial ownership. Mr. Bhogal is the President and sole shareholder of Vector Asset Management, Inc., which has provided us with consulting services in the past.

(5) Represents vested options to purchase shares of common stock.

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

Review, Approval or Ratification of Transactions with Related Persons

Pursuant to our Code of Corporate Governance and Ethics and our policy and procedures pertaining to related-party transactions, our executive officers, directors, employees, and principal stockholders, including their immediate family members and affiliates, are prohibited from entering into a related party transaction with us without the prior consent of our Board which reviews and approves any related-party transactions. In the event of a potential conflict of interest, the Board will generally evaluate the transaction in terms of the following standards: (i) the benefits to us; (ii) the impact on a director's independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms and conditions of the transaction; and (v) the terms available to unrelated parties or the employees generally. The Board will then document its findings and conclusion in written minutes.

Our Code of Corporate Governance and Ethics and our policy and procedures pertaining to related-party transactions require actual or potential conflict of interest to be reported to the Board. Our employees are expected to disclose personal interests that may conflict with ours and they may not engage in personal activities that conflict with their responsibilities and obligations to us. Periodically, we inquire as to whether or not any of our directors have entered into any transactions, arrangements or relationships that constitute related party transactions. If any actual or potential conflict of interest is reported, our entire Board and outside legal counsel review the transaction and relationship disclosed and the Board makes a formal determination regarding each director's independence. If the transaction is deemed to present a conflict of interest, the Board will determine the appropriate action to be taken.

Transactions with Related Persons

The following are related party transactions for the fiscal years ended December 31, 2021 and 2020:

During the year ended December 31, 2020, Talia Jevan Properties, Inc. made payments totaling $10,811 to Stephen Yan-Klassen, former CFO who resigned in 2020, for his salary on behalf of the Company. Talia Jevan Properties, Inc. is a related party of Harmel S. Rayat, Chairman of the Board.

Kalen Capital Corporation, a corporation wholly owned by Mr. Rayat, on April 1, 2020, provided a short-term advance of $50,000 to the Company. The advance was repaid by the Company in July 2020. The Company paid KCC $65,156 for reimbursable expenses in October 2020.

On August 1, 2013, the Company entered into a consulting agreement, as amended on May 1, 2016, with Jatinder Bhogal, an individual owning in excess of 5% of the Company’s issued and outstanding shares of common stock, to provide consulting services to the Company through his wholly owned company, Vector Asset Management, Inc. Pursuant to the consulting agreement, VAMI assisted the Company with identifying subject matter experts in the medical device and biotechnology industries and assisted the Company with its ongoing research and development. Pursuant to an amendment dated May 1, 2016, the VAMI monthly consulting fee was increased from $5,000 to $6,800. On June 22, 2018, the Company and VAM entered into an Executive Consulting Agreement pursuant to which Mr. Bhogal served as the Company’s Chief Operating Officer. The ECA superseded the prior consulting agreement. Pursuant to the ECA, VAMI received compensation of $120,000 per year. On July 1, 2020 the Company amended the ECA and paid VAMI $4,000 per month through November 30, 2020 and $200 per month thereafter until May 31, 2021 at which time the ECA as amended expired. For consulting services provided by VAMI, during the years ended December 31, 2021 and 2020, the Company recognized expenses of $1,000 and $84,000, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

The Board has appointed PKF O’Connor Davies as the Company’s independent registered public accounting firm on October 1, 2020 for the fiscal year ended December 31, 2021 and 2020. Marcum LLP served as the Company’s registered public accountant from October 2018 until October 1, 2020.

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

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by our independent registered public accounting firms during the years ended December 31, 2021 and 2020:

	Year Ended
	December 31,
	2021	2020
Audit fees	$48,000	$43,375
Audit-related fees	-	-
Tax fees	5,150	8,500
All other fees	-	-
Total fees	$53,150	$51,875

Audit fees

Audit fees consist of fees billed or to be billed by PKF for professional services rendered for the audit of our financial statements in our Annual Report on Form 10-K; for the review of the financial statements included in our quarterly reports on Form 10-Q since the period ended September 30, 2020; and fees billed by Marcum LLP for the review of the financial statements included in our quarterly reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020.

Tax Fees

Tax fees consist of the aggregate fees billed by PKF for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

There were no fees billed to us for products and services other than reported under Audit Fees, Audit-Related Fees and Tax Fees for the years ended December 31, 2021 and 2020.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Form 10-K.

1. Financial Statements

The following financial statements, notes related thereto and reports of independent auditors are included in Part II, Item 8 of this Form 10-K:

•	Reports of Independent Registered Public Accounting Firms
•	Consolidated Balance Sheets as of December 31, 2021 and 2020
•	Consolidated Statements of Operations for the years ended December 31, 2021 and 2020
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021 and 2020
•	Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020
•	Notes to Consolidated Financial Statements

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

RENOVACARE, INC.

Date: March 30, 2022	By:	/s/ Harmel S. Rayat
	Name:	Harmel S. Rayat
	Title:	Interim President & Chief Executive Officer, and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Harmel S. Rayat Harmel S. Rayat	Chairman of the Board	March 30, 2022

Exhibit Index

Exhibit #	Description of Exhibit
3.1	Articles of Incorporation, as amended, of the Company, incorporated by reference and included in the Company’s Registration Statement on Form 10-SB 12g filed on May 11, 1999, SEC file number 000-30156-99616992.
3.2	Articles of Incorporation, as amended, of the Company incorporated by reference and included in the Company’s Form 8-K filed on January 10, 2011, SEC file number 000-30156-11520181.
3.3	Articles of Incorporation, as amended, of the Company incorporated by reference and included in the Company’s Form 8-K filed on January 10, 2014, SEC file number 000-30156-14521612.
3.4	By-laws of the Company incorporated by reference and included in the Company’s Registration Statement on Form 10-SB 12g filed on May 11, 1999, SEC file number 000-30156-99616992.
4.1†	Form of Series A Common Stock Purchase Warrant dated July 12, 2013, incorporated by reference and included in the Company’s Form 8-K filed on July 18, 2013, as amended on November 21, 2013 and December 27, 2013, SEC file number 000-30156-131300357.
4.2	Form of Stock Purchase Warrant, incorporated by reference and included in the Company’s Form 8-K filed on December 5, 2013, SEC file number 000-30156-131259657.
4.3	Registration Rights Agreement dated November 29, 2013, between Kalen Capital Corporation and the Company, incorporated by reference and included in the Company’s Form 8-K filed on December 5, 2013, SEC file number 000-30156-131259657.
4.4	Form of Series D Common Stock Purchase Warrant, incorporated by reference and included in the Company’s Form 8-K filed on June 10, 2015, SEC file number 000-30156-15981571.
4.5	Convertible Promissory Note dated September 9, 2016, between Kalen Capital Corporation and the Company; incorporated by reference and included in the Company’s Form 8-K filed on September 16, 2016, SEC file number 000-30156-161888353
4.6	Series E Stock Purchase Warrant dated September 9, 2016; incorporated by reference and included in the Company’s Form 8-K filed on September 16, 2016, SEC file number 000-30156-161888353
4.7	Form of Convertible Promissory Note dated February 23, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 1, 2017, SEC file number 000-30156-17654590
4.8	Form of Series F Stock Purchase Warrant dated February 23, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 1, 2017, SEC file number 000-30156-17654590
4.9	Convertible Promissory Note dated March 9, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 14, 2017, SEC file number 000-30156-17686968
4.10	Form of Series G Stock Purchase Warrant dated July 21, 2017; incorporated by reference and included in the Company’s Form 8-K filed on July 24, 2017, SEC file number 000-30156-17978114
4.11	Form of Series H Stock Purchase Warrant dated October 16, 2017; incorporated by reference and included in the Company’s Form 8-K filed on October 18, 2017, SEC file number 000-30156-171141509
4.12	Form of Subscription Agreement dated July 21, 2017; incorporated by reference and included in the Company’s Form 8-K filed on July 24, 2017, SEC file number 000-30156-17978114
4.13	Form of Securities Purchase Agreement dated October 16, 2017; incorporated by reference and included in the Company’s Form 8-K filed on October 18, 2017, SEC file number 000-30156-171141509
10.1	Employment Agreement dated June 20, 2013, between Rhonda B. Rosen and the Company, incorporated by reference and included in the Company's Form 8-K filed on June 26, 2013, SEC file number 000-30156-131259657
10.2	Asset Purchase Agreement dated as of June 21, 2013, between Jörg Gerlach, MD, PhD and the Company, incorporated by reference and included in the Company's Form 8-K filed on July 18, 2013, as amended on November 21, 2013 and December 27, 2013, SEC file number 000-30156-131300357
10.3§	Form of Stock Option Agreement, incorporated by reference and included in the Company’s Form 8-K filed on June 26, 2013, SEC file number 000-30156-131259657.
10.4	Finder's Agreement dated August 13, 2013, between Vector Asset Management, Inc. and the Company, incorporated by reference and included in the Company's Form 10-Q filed on August 14, 2013, SEC file number 000-30156-13109753

10.5	At-Will Executive Services Agreement dated October 1, 2013, between Rhonda B. Rosen and the Company, incorporated by reference and included in the Company's Form 10-Q filed on November 14, 2013, SEC file number 000- 30156-13129717
10.6	Subscription Agreement for 3,500,000 units dated November 29, 2013, between Kalen Capital Corporation and the Company, incorporated by reference and included in the Company's Form 8-K filed on December 5, 2013, SEC file number 000-30156-131259657
10.7	At-Will Consulting Agreement effective as of December 1, 2013, between Thomas Bold and the Company, incorporated by reference and included in the Company's Form 8-K filed on December 5, 2013, SEC file number 000-30156- 131259657
10.8	Stock Purchase Agreement dated December 31, 2013, between Duke Mountain Resources, Inc., Fostung Resources Ltd. and the Company, incorporated by reference and included in the Company's Form 8-K filed on January 7, 2014, SEC file number 000-30156-14513586
10.9	At-Will Consulting Agreement effective as of April 1, 2014, between Patsy Trisler and the Company, incorporated by reference and included in the Company's Form 8-K filed on April 7, 2014, SEC file number 000-30156- 14838542
10.10	Stock Option Agreement dated April 1, 2014, between Patsy Trisler and the Company, incorporated by reference and included in the Company's Form 8-K filed on April 7, 2014, SEC file number 000-30156-14838542
10.11	Stock Option Agreements dated August 14, 2014, between Kenneth Kirkland, Joseph Sierchio, Rhonda B. Rosen and the Company, incorporated by reference and included in the Company's Form 8-K filed on August 20, 2014, SEC file number 000-30156-141054256
10.12	Post-Closing Amendment to Asset Purchase Agreement between Jörg Gerlach, MD, PhD and the Company, incorporated by reference and included in the Company's Form 8-K filed on September 15, 2014, SEC file number 000- 30156-141102510
10.13	Option Agreement dated May 1, 2015 between Jörg Gerlach, MD, PhD and the Company, incorporated by reference and included in the Company’s Form 8-K filed on May 5, 2015; SEC file number 000-30156-158333270.
10.14	Form of Subscription Agreement, incorporated by reference and included in the Company’s Form 8-K filed on June 10, 2015, SEC file number 000-30156-15923671.
10.15	Loan Agreement between Kalen Capital Corporation and the Company; incorporated by reference and included in the Company’s Form 8-K filed on September 16, 2016, SEC file number 000-30156-161888353
10.16	Form of Loan Agreement dated February 23, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 1, 2017, SEC file number 000-30156-17654590
10.17	Loan Agreement dated March 9, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 14, 2017, SEC file number 000-30156-17686968
10.18	Amendment to Loan Agreement between Joseph Sierchio and the Company dated March 9, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 14, 2017, SEC file number 000-30156-17686968
10.19	Amendment to Loan Agreement between Kalen Capital Corporation and the Company dated March 9, 2017; incorporated by reference and included in the Company’s Form 8-K filed on March 14, 2017, SEC file number 000-30156-17686968
10.20	Form of Subscription Agreement dated July 21, 2017; incorporated by reference and included in the Company’s Form 8-K filed on July 24, 2017, SEC file number 000-30156-17978114
10.21	Form of Securities Purchase Agreement dated October 16, 2017; incorporated by reference and included in the Company’s Form 8-K filed on October 18, 2017, SEC file number 000-30156-171141509
10.22	January 29, 2018 Amendment to Convertible Promissory Note dated February 23, 2017; incorporated by reference and included in the Company’s Form 10-K filed on March 31, 2021.
10.23	January 29, 2018 Amendment to Convertible Promissory Note dated September 9, 2016; incorporated by reference and included in the Company’s Form 10-K filed on March 31, 2021.
10.24	Corporate Research Agreement dated August 1, 2017; incorporated by reference and included in the Company’s Form 10-K filed on March 31, 2021.
10.25	Amendment to Consulting Agreement dated May 1, 2016 between Vector Asset Management, Inc. and the Company; incorporated by reference and included in the Company’s Form 10-K filed on March 31, 2021.

10.26	Executive Services Consulting Agreement dated July 26, 2021 between Justin Frere and the Company; incorporated by reference and included in the Company’s Form 8-K filed on July 30, 2021.
10.27	Stock Option Agreement dated July 26, 2021, between Justin Frere and the Company, incorporated by reference and included in the Company’s Form 8-K filed on July 30, 2021.
10.28	January 29, 2018 First Amendment to Loan Agreement dated February 23, 2017
10.29	January 29, 2018 First Amendment to Loan Agreement dated September 9, 2016
10.30	Executive Consulting Agreement dated June 22, 2018, incorporated by reference and included in the Company’s Form 8-K filed on June 25, 2018, SEC file number 000-30156-18916934
10.31	Separation and Release of Claims Agreement dated March 26, 2021, incorporated by reference and included in the Company’s Form 8-K filed on March 30, 2021.
10.32	Research and Collaboration Agreement dated January 28, 2022 entered into between HistoCell S.L. and the Company; incorporated by reference and included in the Company’s Form 8-K filed on February 3, 2022.
10.33	Unsecured Convertible Promissory Note between Kalen Capital Corporation and the Company dated March 18, 2022; incorporated by reference and included in the Company’s Form 8-K filed on March 24, 2022.
14.1	Code of Ethics, incorporated by reference and included in the Company’s Form 10-K file on April 15, 2009, SEC file number 000-30156-09750383.
23.1	Consent of PKF O’Connor Davies, LLP*
31.1	Certification of the Interim Chief Executive Officer and Interim Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification by the Interim Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	2013 Long-Term Incentive Plan, incorporated by reference and included in the Company’s Form 8-K filed on June 26, 2013, SEC file number 000-30156-13933444.

101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension - Schema Document**
101.CAL	Inline XBRL Taxonomy Extension - Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension - Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension - Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension - Presentation Linkbase Document**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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