Form 10-Q
period 2022-03-31
RenovaCare, Inc.
filed 2022-05-12
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes ☐ No ☒

As of May 10, 2022, the registrant had 87,352,364 shares of its common stock, par value $0.00001 per share, issued and outstanding.

RENOVACARE, INC.

FORM 10-Q

For The Quarter Ended March 31, 2022

PART I

Item 1. Financial Statements

RENOVACARE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current assets
Cash	$1,869,865	$2,849,192
Prepaid expenses	905,997	533,445
Total current assets	2,775,862	3,382,637

Equipment, net of accumulated depreciation of $15,275 and $12,952, respectively	26,949	29,271
Intangible assets	152,854	152,854
Security Deposit	7,995	7,995
Right of Use Asset	15,866	28,630
Other Assets	28,997	50,747
Total assets	$3,008,523	$3,652,134

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,369,851	$1,274,748
Lease liability - current	17,578	30,497
Total current liabilities	1,387,429	1,305,245
Convertible promissory note to related party	800,000	-
Interest payable on convertible promissory note to related party	289	-
Total liabilities	2,187,718	1,305,245

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.00001 par value; 500,000,000 shares authorized, 87,352,364 shares issued and outstanding at March 31, 2022 and December 31, 2021	874	874
Additional paid-in capital	36,787,169	36,585,919
Retained deficit	(35,967,238)	(34,239,904)
Total stockholders' equity	820,805	2,346,889
Total liabilities and stockholders' equity	$3,008,523	$3,652,134

(See accompanying notes to unaudited consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
Revenue	$-	$-

Operating expenses
Research and development	596,254	1,054,293
General and administrative	1,146,556	(537,044)
Total operating expenses, net	(1,742,810)	517,249
Loss from operations		(517,249)

Other income
Interest income	950	7
Other income	14,815	-
Interest expense	(289)	-
Total other income	15,476	7
Net loss	$(1,727,334)	$(517,242)

Basic and Diluted Loss per Common Share	$(0.02)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	87,352,364	87,352,364

(See accompanying notes to unaudited consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	87,352,364	$874	$36,585,919	$(34,239,904)	$2,346,889
Stock based compensation due to common stock purchase options	-	-	201,250	-	201,250
Net loss for the three months ended March 31, 2022	-	-	-	(1,727,334)	(1,727,334)
Balance, March 31, 2022	87,352,364	874	36,787,169	(35,967,238)	820,805

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Balance, December 31, 2020	87,352,364	$874	$36,846,082	$(29,768,181)	$7,078,775
Stock based compensation due to common stock purchase options	-	-	352,063	-	352,063
Reversal of stock-based compensation due to common stock purchase option cancellations	-	-	(1,248,575)	-	(1,248,575)
Net loss for the three months ended March 31, 2021	-	-	-	(517,242)	(517,242)
Balance, March 31, 2021	87,352,364	874	35,949,570	(30,285,423)	5,665,021

(See accompanying notes to unaudited consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
Cash flows used in operating activities
Net loss	$(1,727,334)	$(517,242)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation expense	2,322	2,324
Stock based compensation expense	223,000	(874,760)
Non cash lease expense	(155)	1,649
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	(372,552)	104,104
Increase (decrease) in accounts payable	95,103	(521,199)
Increase (decrease) in related party interest payable	289	-
Net cash flows used in operating activities	(1,779,327)	(1,805,124)

Cash flows from financing activities
Proceeds from the issuance of a related party convertible promissory note	800,000	-
Net cash flows from financing activities	800,000	-
Decrease in cash	(979,327)	(1,805,124)
Cash at beginning of period	2,849,192	7,412,969
Cash at end of period	$1,869,865	$5,607,845

(See accompanying notes to unaudited consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Organization, Going Concern, Recent Accounting Standards and Earnings (Loss) Per Share

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of RenovaCare, Inc. and Subsidiary (“RenovaCare” or the “Company”) as of March 31, 2022, and for the three months ended March 31, 2022 and 2021 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for  quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC on March 30, 2022.

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Actual results may differ from those estimates. The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position as of March 31, 2022, results of operations and stockholders’ equity for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Organization

RenovaCare, Inc., formerly Janus Resources, is a Nevada corporation. RenovaCare, Inc. was incorporated under the laws of the State of Utah on July 14, 1983 as Far West Gold, Inc.

The Company has an authorized capital of 500,000,000 shares of $0.00001 par value common stock, of which 87,352,364 shares are outstanding as of March 31, 2022, and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

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

Currently, the Company’s proprietary technologies are the subject of forty-four (44) U.S. and foreign granted or pending patents or patent applications and seventeen (17) U.S. and foreign trademarks. Of the issued patents, five (5) are U.S. patents and seventeen (17) have issued or are allowed in Australia, Canada, China, Europe, Germany, France, Italy, Japan, Korea, Netherlands, Spain, Switzerland/Liechtenstein, and the United Kingdom. The Company has six (6) allowed trademarks in the United States, two (2) European registered trademarks, two (2) United Kingdom trademarks, two (2) Japan trademarks, and two (2) pending in Canada.

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

Going Concern

The Company has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. At March 31, 2022, the Company had approximately $1,870,000 in cash on hand, current liabilities of $1,387,429 and an accumulated deficit of $35,967,238. The Company has historically funded its operations through the issuance of convertible notes, the sale of common stock and issuance of warrants.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and the Company’s current plans, which are subject to change, management believes that the Company’s existing cash as of March 31, 2022 is insufficient to satisfy its operating cash needs for the year after the filing of this Quarterly Report on Form 10-Q.

The Company is responsible to bear the costs to defend itself and its directors and officers, pursuant to the indemnification clause in the Company’s bylaws, against various Lawsuits (as defined in “Note 7. Commitments and Contingencies—Legal Proceedings” below) currently consisting of a civil action filed by the SEC and two class actions and three derivative actions. See “Note 7. Commitments and Contingencies—Legal Proceedings.” The legal costs to defend the Company against the Lawsuits are expected to be material. During the three months ended March 31, 2022, the Company made legal retainer payments totaling $1,180,000 and incurred $864,000 in legal costs related to the Lawsuits. To assist the Company in paying the costs to defend against the Lawsuits, Kalen Capital Corporation, an Alberta Canada corporation (“Kalen Capital”) which is wholly-owned by the Mr. Harmel S. Rayat (“Mr. Rayat”), the Company’s President, Chief Executive Officer and Chairman, loaned the Company $800,000 on March 18, 2022, as evidenced by the Unsecured Note (as defined in “Note 3. Related Party Convertible Promissory Note” below). Due to the nature and early stage of the Lawsuits, the Company is unable to estimate the total costs to defend itself or the potential costs to the Company in the event that it is not successful in its defense.

The Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The future of the Company will depend on its ability to successfully raise capital from external sources. As noted above, management believes that the Company’s existing cash as of March 31, 2022 are insufficient to satisfy its operating cash needs for the year after the filing of this Quarterly Report on Form 10-Q. If the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. This could affect future development and business activities and potential future product development and/or other future ventures. There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or convertible debt financings will likely have a dilutive effect on the holdings of the Company’s existing stockholders. Debt financing may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and may be secured by all or a portion of the Company’s assets.

Accounting Pronouncements

The Company evaluates all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB) for consideration of their applicability. ASUs not included in the Company’s disclosures were assessed and determined to be either not applicable or are not expected to have a material impact on its Consolidated Financial Statements.

New Accounting Pronouncements Not Yet Adopted

None.

Accounting Pronouncements Recently Adopted

In August 2020, the FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40),” to address the complexity in accounting for certain financial instruments with characteristics of liabilities and equity. Amongst other provisions, the amendments in this ASU significantly changed the guidance on the issuer’s accounting for convertible instruments and the guidance on the derivative scope exception for contracts in an entity’s own equity such that fewer conversion features will require separate recognition, and fewer freestanding instruments, like warrants, will require liability treatment. For smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted the new standard on January 1, 2022, with no impact to its financial statements.

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

Following is the computation of basic and diluted net loss per share for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(1,727,334)	$(517,242)
Denominator:
Weighted average number of common shares outstanding	87,352,364	87,352,364
Basic and diluted EPS	$(0.02)	$(0.01)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	3,099,999	3,164,999
Warrants	11,705,250	12,296,912
Total shares not included in the computation of diluted losses per share	14,805,249	15,461,911

Note 2. Prepaid Expenses

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2022	2021
Prepaid stock options for services	87,000	87,001
Prepaid professional fees	626,126	100,930
Prepaid research and development expense	173,124	289,746
Other prepaid costs	19,747	13,964
Refunds due	-	41,804
Total prepaid expenses	$905,997	$533,445

Note 3. Related Party Convertible Promissory Note

On March 18, 2022, the Company issued an Unsecured Convertible Promissory Note (the “Unsecured Note”) to Kalen Capital. Pursuant to the terms of the Unsecured Note, Kalen Capital loaned the Company $800,000 at an annual interest rate of 1% per year, compounded daily. The Note, including any interest due thereon, may be prepaid at any time without penalty. The Unsecured Note, and any balance thereunder, automatically converts into securities of the Company upon receipt of an equity financing from third-party(s) of not less than ten million dollars ($10,000,000) at a conversion price equal to 80% of the price paid in such a financing. Also, after June 23, 2023, Kalen Capital may convert all or any portion of the balance into shares of common stock at a conversion price of $0.45 per share, representing a fifty 50% percent premium to the closing price of the Company’s common stock on March 17, 2022. There is no commitment from Kalen Capital for any additional funding.

During the three months ended March 31, 2022, the Company recognized $289 of interest expense.

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses consists of the following:

	March 31,
	2022	2021
Legal fees and related	$1,176,033	$869,950
Officer compensation	-	55,040
Consultants	5,679	117,943
Trade payables	188,139	231,815
Total	$1,369,851	$1,274,748

Note 5. Equity

Common Stock

At March 31, 2022, the Company had 500,000,000 authorized shares of common stock with a par value of $0.00001 per share and 87,352,364 shares of common stock outstanding.

Warrants

The Company has issued warrants to purchase common stock at various exercise prices in connection with loan agreements and private placements. The following table summarizes information about warrants outstanding at March 31, 2022 and December 31, 2020:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted
	March 31,	December 31,	Average
Description	2022	2021	Exercise Price	Expiration
Series F	-	7,246	$3.45	February 23, 2022 & March 9, 2022
Series G	460,250	460,250	$2.68	July 21, 2022
Series H	910,000	910,000	$2.75	October 16, 2022
Series I	10,335,000	10,335,000	$2.00	November 26, 2025
Total	11,705,250	12,296,912

During the three months ended March 31, 2022, all the Series F Warrants expired unexercised.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2022:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2020	5,895,570	2.45
Granted	50,000	1.72
Forfeited	(2,805,571)	2.74
Outstanding at September 30, 2021	3,139,999	2.17
Forfeited	(40,000)	1.79
Outstanding at March 31, 2022	3,099,999	2.17	4.30	-
Vested and exercisable at March 31, 2022	2,699,999	2.02	4.30	-

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Statements of Operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Research and development	$217,500	$278,815
General and administrative	5,500	(1,153,575)
Total	$223,000	$(874,760)

Note 6. Leases

In February 2020, the Company entered into a two-year lease for office premises located at 4 Becker Farm Road, Suite 105, Roseland, New Jersey (the “Premises”). Monthly base rent in year one of the lease is $4,356; and $4,459 in year 2 of the lease. The term (and payment of the monthly rent) commenced upon completion of the landlord’s work on August 1, 2020. The Company vacated the premises in May of 2021 and relocated its corporate offices to 9375 E. Shea Blvd., Suite 107-A, Scottsdale, AZ 85260.

The Company’s existing lease is not subject to any restrictions or covenants which preclude its ability to pay dividends, obtain financing, or enter into additional Lease’s.

As of March 31, 2022, the Company has not entered into any leases which have not yet commenced which would entitle the Company to significant rights or create additional obligations.

The Company does not have any finance leases.

 Supplemental lease information:

	As of March 31,	As of December 31,
	2022	2021
Operating lease right-of-use asset	$15,866	$28,630

Current maturities of operating lease	$17,578	$30,497
Current maturities of operating lease in accounts payable	8,918	-
Total operating lease liabilities	$26,496	$30,497

Weighted Average remaining lease term (in years):	0.34	0.58
Right-of-use asset obtained in exchange for lease obligation	-	$98,405

Supplemental information for the three months ended March 31, 2022 and 2021:

	2022	2021
Cash paid for amount included in the measurement of lease liabilities for operating lease	$4,459	$13,068

The Company leases office space under a non-cancellable operating lease expiring in 2022. Future lease payments included in the measurement of lease liabilities on the balance sheet at March 31, 2022 for future periods are as follows:

2022	26,754
Total future minimum lease payments	26,754
Less imputed interest	(538)
Total	$26,216

Note 7. Commitments and Contingencies

Stem Cell Systems

In connection with the Company’s anticipated future regulatory filings, the Company has engaged StemCell Systems GmbH (“StemCell Systems”) to provide it with medical device prototypes and related design documents and data under various agreements. On July 1, 2020, the Company and StemCell Systems entered into a Strategic R&D Agreement (the “Strategic Agreement”) having an initial term of three years with successive one-year extensions unless earlier terminated. The Strategic Agreement includes a $39,000 monthly fee to be paid to StemCell Systems along with any additional expenses incurred. The Company, StemCell Systems and certain affiliates of StemCell Systems entered into a Rights of First Refusal and Corporate Opportunities Agreement (the “ROFR Agreement”). Pursuant to the ROFR Agreement, (i) in the event a StemCell Systems stockholder receives an offer from a third party to acquire the StemCell Systems stockholders ownership interest, the Company shall have ten business days to purchase such ownership, and (ii) if during the terms of the Strategic Agreement, any StemCell Systems inventions, with respect to skin, burns and wounds, designs, inventions and among other things, whether or not patentable, copyrightable or otherwise legally protectable are discovered by StemCell Systems, the Company shall have the first option to negotiate mutually agreeable terms for the Company’s acquisition or licensing of the StemCell Systems inventions. Pursuant to these engagements the Company incurred expenses of $125,931 and $120,377 during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company had a balance due to StemCell Systems of $83,700. On April 28, 2022 the Company provided StemCell Systems with notice of termination of the Strategic Agreement. See “Note 8. Subsequent Events.”

Legal Proceedings

SEC Civil Complaint

On May 28, 2021 the SEC filed a civil complaint (the “SEC Action”), in the United States District Court for the Southern District of New York, naming the Company and Harmel S. Rayat, the Company’s current President, Chief Executive Officer, Chief Financial Officer and Sole Director as defendants (the “Defendants”). The SEC Action alleges among other things that Mr. Rayat and the Company with violated the antifraud provisions of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and also alleges that Mr. Rayat aided and abetted the violations of those provisions by the Company. The SEC Action also alleges that the Company violated the reporting provisions of Exchange Act Section 15(d) and Rules 15d-11 and 12b-20 thereunder. The SEC seeks, among other relief, permanent injunctions and civil penalties against the Defendants, and officer-and-director and penny stock bars against Mr. Rayat. On August 31, 2021 the Defendants filed an answer to the Complaint. On September 21, 2021, the SEC filed a motion to strike Defendants equitable affirmative defenses which motion was granted by the court on October 18, 2021. The Company continues to defend itself and the named individuals against the allegations set forth in the SEC Action. Due to the nature and early stage of the SEC Action, the Company is unable to estimate the total costs to defend itself or the potential costs to the Company in the event that it is not successful in its defense.

Class Action Complaints

On July 16, 2021, Gabrielle A. Boller filed a class action lawsuit in the U.S. District Court for the District of New Jersey (the “Boller Lawsuit”), against the Company and certain past and current officers and members of the Company’s board of directors (collectively, the “Boller Defendants”). The Boller Lawsuit alleges, among other things, that in connection with the facts and circumstances underlying the allegations in the SEC Action, the Boller Defendants engaged in fraudulent conduct and made false and misleading statements of material fact or omitted to state material facts necessary to make the statements made not misleading. The plaintiff seeks a determination that the Boller Lawsuit is a proper class action, compensatory damages in favor of the plaintiff and other class members, reasonable costs and expenses incurred in the Boller Lawsuit, including counsel fees and expert fees, and such other relief as the Court may deem proper.

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

On July 21, 2021, Michael Solakian, filed a class action lawsuit in the U.S. District Court for the District of New Jersey (the “Solakian Lawsuit”), against the Company and certain past and current officers and members of the Company’s board of directors (collectively, the “Solakian Defendants”). The Solakian Lawsuit alleges, among other things, that in connection with the facts and circumstances underlying the allegations in the SEC Action, the Solakian Defendants engaged in fraudulent conduct and made false and misleading statements of material fact or omitted to state material facts necessary to make the statements made not misleading. The plaintiff seeks a determination that the Solakian Lawsuit is a proper class action, compensatory damages in favor of the plaintiff and other class members, reasonable costs and expenses incurred in the Solakian Lawsuit, including counsel fees and expert fees, and such other relief as the Court may deem proper.

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

Shareholder Derivative Complaints

On December 20, 2021, Melvin Emberland (“Emberland”), derivatively and on behalf of nominal defendant Renovacare, Inc. filed a lawsuit (the “Emberland Lawsuit”) in the United States District Court for the District of New Jersey against the Company and certain of its current and former executive officers (the “Emberland Defendants”). In the complaint, Emberland’s allegations, relating to the facts and circumstances underlying the allegations in the SEC Action include, but are not limited to (i) breach of fiduciary duties by the individual Emberland Defendants, (ii) unjust enrichment and (iii) violation of Section 10(b) and 21D of the Securities Exchange Act of 1934. Emberland did not quantify any alleged damages in his complaint but, in addition to attorneys’ fees and costs, Emberland seeks (i) a declaration that the Emberland Defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company, (ii) a determination awarding to the Company restitution from the Meyer Defendants, and each of them, and ordering disgorgement of all profits, benefits and other compensation obtained by the Emberland Defendants, (iii) a directive to the Company and the Emberland Defendants to take all necessary actions to reform and improve the Company’s corporate governance and internal procedures to comply with applicable laws, and (iv) Plaintiff is seeking, among other things, restitution from the individual Emberland Defendants and disgorgement of profits, benefits and other compensation obtained by such Emberland Defendants, costs and disbursements of the action including reasonable attorney’s fees, accountants’ and expert fees and expenses, an order directing the taking of certain corporate actions relating to its board of directors and corporate governance.

The Company disputes Emberland’s claims and intends to defend these matters vigorously. To that end, the Company has engaged counsel to defend the Emberland Defendants. Given the uncertainty of litigation, the preliminary stage of the Emberland Lawsuit, the legal standards that must be met for success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from these actions.

On January 6, 2022, Zoser Vargas (“Vargas”), derivatively and on behalf of nominal defendant Renovacare, Inc. filed a lawsuit (the “Vargas Lawsuit”) in the United States District Court for the District of New Jersey against the Company and certain of its current and former executive officers (the “Vargas Defendants”). In the complaint Vargas’ allegations relating to the facts and circumstances underlying the allegations in the SEC Action include but are not limited to, (i) breach of fiduciary duties, (ii) waste of corporate assets, (iii) violation of law, and (iii) unjust enrichment. Vargas did not quantify any alleged damages in his complaint but, in addition to attorneys’ fees and costs, Meyer seeks, in addition to other things, (i) against the Vargas Defendants and in favor of the Company the amount of damages sustained by the Company as a result of the Vargas Defendants’ breaches of fiduciary duties, waste of corporate assets and unjust enrichment, (ii) directive for the Company to take all necessary actions to improve its corporate governance and internal procedures to comply with applicable law and (iii) awarding to the Company restitution from the Vargas Defendants, and each of them, and ordering disgorgement of all profits, benefits and other compensation obtained by the Vargas Defendants.

The Company disputes Vargas’ claims and intends to defend these matters vigorously. To that end, the Company has engaged counsel to defend the Vargas Defendants. Given the uncertainty of litigation, the preliminary stage of these cases, the legal standards that must be met for success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from these actions.

On January 28, 2022, Aviva Meyer (“Meyer”), derivatively and on behalf of nominal defendant Renovacare, Inc. filed a lawsuit (the “Meyer Lawsuit”) in the United States District Court for the District of New Jersey against the Company and certain of its current and former executive officers (the “Meyer Defendants”). In the complaint Meyer’s allegations relating to the facts and circumstances underlying the allegations in the SEC Action include but are not limited to, (i) breach of fiduciary duties, (ii) waste of corporate assets, (iii) violation of law, and (iii) unjust enrichment. Vargas did not quantify any alleged damages in his complaint but, in addition to attorneys’ fees and costs, Meyer seeks, in addition to other things, (i) against the Vargas Defendants and in favor of the Company the amount of damages sustained by the Company as a result of the Vargas Defendants’ breaches of fiduciary duties, waste of corporate assets and unjust enrichment, (ii) directive for the Company to take all necessary actions to improve its corporate governance and internal procedures to comply with applicable law and (iii) awarding to the Company restitution from the Meyer Defendants, and each of them, and ordering disgorgement of all profits, benefits and other compensation obtained by the Meyer Defendants.

The Company disputes Meyer’s claims and intends to defend these matters vigorously. To that end, the Company has engaged counsel to defend the Meyer Defendants Given the uncertainty of litigation, the preliminary stage of these cases, the legal standards that must be met for success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from these actions.

The Company believes that the claims asserted in the SEC Action, the Boller Lawsuit, the Solakian Lawsuit, the Emberland Lawsuit, the Vargas Lawsuit, and the Meyer Lawsuit (collectively, the “Lawsuits”) are without merit and intends to vigorously defend each Lawsuit.

Note 8. Subsequent Events

Management has reviewed material events subsequent of the period ended March 31, 2022 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

On April 21, 2022, the Company made retainer payments to its attorneys in the amount of $1,180,000.

On April 28, 2022, the Company terminated the Strategic Agreement with StemCell Systems.

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

During the three months ended March 31, 2022, the Board decided to stop enrollment of patients into the clinical trial and take other measures to reduce the Company’s overhead in an effort to conserve financial resources as it continues to defend against the Lawsuits; however, medical evaluation of the treated subjects will continue periodically as scheduled in the clinical protocol at the clinical study site until October 2022, when the study concludes. The Company hopes to restart the clinical trial at a future date upon the occurrence of a favorable outcome against the Lawsuits and additional financing.

Research, development and commercialization of new technologies generally requires significant financial resources, involves a high degree of risk, and there is no assurance that development activities will result in a commercially viable product. The Company has not generated any revenue and has sustained recurring losses and negative cash flows from operations since inception. The Company expects to incur losses as it continues development of its products and technologies and defends itself against the Lawsuits (as defined in “Part 2-Other Information, Item 1. Legal Proceedings”). The Company will need to raise additional capital through partnerships or the sale of securities to accomplish its business plan. Failing to secure such additional funding poses a significant risk. The Company's ability to meet its financial obligations, including to fund the development of its cellular therapies depends on the amount and timing of cash receipts from future financing activities. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

Other Income (Expense)

Other expense consists of the interest payable under our convertible note. Other income consists of interest income earned on our cash and cash equivalents and the reimbursement of legal fees from our Directors & Officers insurance policy.

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

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

Research and Development Expenses

	Three Months Ended March 31,		Increase /
	2022	2021	(Decrease)
Manufacturing clinical supplies(1)	$13,719	$216,183	$(202,464)
Personnel related(2)	117,873	154,175	(36,302)
Stock-based compensation(3)	217,500	278,813	(61,313)
Clinical trials(4)	153,715	306,356	(152,641)
Regulatory(5)	4,716	9,832	(5,116)
All other(5)	88,731	88,934	(203)
	$596,254	$1,054,293	$(458,039)

(1)	Manufacturing clinical supplies decreased due to completion of the pilot-scale manufacturing and validation testing of the components of the CellMist™ System and the electronic SkinGun™ spray device to be used in our clinical trials which mostly tailed off during the quarters ended March 31, 2021.
(2)	Personnel related expenses decreased primarily due to the absence of a bonus paid to our Chief Science Officer during the three months ended March 31, 2021.
(3)	Stock compensation expense decreased due primarily to the completion of vesting in 2021 of prior issued stock options.
(4)	In 2020 and early 2021, the Company’s incurred certain costs in preparation for its clinical trial during which time the set-up costs were mostly completed with future clinical trial costs expected to fluctuate depending on the number of enrollees into the clinical trial. During the three months ended March 31, 2022 compared to the same period in 2021, clinical trial expenses decreased primarily due to the completion of the set-up costs and subsequent enrollment of only two patients. As a result of the decision during Q1 to stop enrollment, the Company expects clinical trial expenses to decrease moving forward.
(5)	All other expenses relate primarily to the prototype development of the electronic SkinGun ™ at StemCell Systems. These costs are expected to decrease as a result of the Company’s, April 28, 2022 notice to terminate the Strategic R&D Agreement.

General and Administrative Expenses

	Three Months Ended March 31,		Increase /
	2022	2021	(Decrease)
Personnel related(1)	$129,311	$208,684	$(79,373)
Stock-based compensation(2)	5,500	(1,153,575)	1,159,075
Professional and consultant fees(3)	985,957	283,791	702,166
All other(4)	25,788	124,056	(98,268)
Total G&A Expense	$1,146,556	$(537,044)	$1,683,600

(1)	Personnel related costs are expected to decrease slightly due to lower headcount starting mid-year 2021.
(2)	Stock compensation expense in 2021 decreased due to the forfeiture and cancellation of 2,730,571 stock options as a result of the resignation of the Company’s former Chairman, President and Chief Executive Officer and two members of the Company’s Board of Directors Compensation expense was recorded on these options prior to their full vesting. As a result, the Company recognized a $1,248,575 reversal of the prior recognized compensation expense related to the cancelled options.
(3)	Professional and consultant fees increased primarily due an increase in legal fees related to the Lawsuits. During the three months ended March 31, 2022, the Company incurred $49,267 in fees related to our patents and trademarks, $863,940 in legal fees related to the Lawsuits, $29,000 related to the preparation and audit of our financial statements and related filings with the SEC, and $43,750 for other legal related costs. The Company is obligated, pursuant to its bylaws, to indemnify its directors and officers. As a result, all legal costs related to the Lawsuits are recorded to the books of the Company. Insurance proceeds to cover the cost of the Company’s defense against the Lawsuits is recorded to other income at the time of receipt.
(4)	All other costs decreased primarily due to the absence of expense related to directors’ and officers’ insurance and, to a lesser extent, a decrease in investor relations activities.

Liquidity and Capital Resources

The Company does not have any commercialized products, has not generated any meaningful revenue since inception and has sustained recurring losses and negative cash flows since inception. During the three months ended March 31, 2022 and 2021, the Company has incurred operating losses of $1,743,000 and $517,000, respectively and has used cash in operating activities of $1,779,000 and $1,805,000, respectively. The Company expects to incur losses as it continues to fund its legal defense and scaled-back development of its products and technologies.

At March 31, 2022, the Company had current and total liabilities of $1,387,000 and $2,188,000, respectively, including $1,176,000 of current liabilities related to its defense against the Lawsuits compared to $2,776,000 of current assets. As of March 31, 2022, the Company’s working capital totaled $1,388,433 not including approximately $1,042,000 in proceeds expected to be realized under its D&O Policy with AIG. In order to preserve its cash resources, the Company has taken measures to streamline operations, including ending enrollment of patients into its clinical trial, renegotiating and terminating certain agreements and service arrangements and entered into a loan agreement with Kalen Capital Corporation, an Alberta Canada corporation (“Kalen Capital”) which is wholly-owned by the Mr. Harmel S. Rayat, the Company’s President, Chief Executive Officer and Chairman, for $800,000 on March 18, 2022. As a result of the actions taken, the Company is in an improved position to maintain its solvency. However, due to the nature and early stage of the Lawsuits, the Company is unable to estimate the total costs to defend itself or the potential costs to the Company in the event that it is not successful in its defense. As a result, the Company estimates cash on hand will be insufficient for the twelve months following the date these financial statements are issued.

Historically, the Company has been funded through the sale of equity securities and debt financings. The future of the Company will depend on its ability to successfully raise capital from external sources to fund operations. If the Company is unable to obtain adequate funds, or if such funds are not available to it on acceptable terms, the Company's ability to continue its business to develop its cellular therapies will be significantly impaired and it may cause the Company to curtail operations. Although the Company has instituted cost savings measures, it will continue to assess its ongoing expenses.

Fair Value of Financial Instruments and Risks

The carrying value of cash, accounts payable and interest payable approximate their fair value because of the short-term nature of these instruments and their liquidity. It is not practical to determine the fair value of the Company’s notes payable due to the complex terms. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Market Risk Disclosures

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes during the three months ended March 31, 2022 or year ended December 31, 2021, and the subsequent period through the date of this report.

Off-Balance Sheet Arrangements and Contractual Obligations

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of March 31, 2022, we were not involved in any SPE transactions.

Recently Accounting Standards

See Note 1 to our Consolidated Financial Statements for more information regarding recent accounting standards and their impact to our consolidated results of operations and financial position.

Transactions with Related Persons

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that as of March 31, 2022, that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC filings is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation and other proceedings, including matters related to intellectual property and regulatory claims. See Note 7 to our unaudited consolidated financial statements for information on certain legal proceedings, which is incorporated by reference herein.

Item 1A. Risk Factors

Our results of operations and financial condition could be adversely affected by numerous risks. In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2021. These are not the only risks and uncertainties facing us. Additional risks not currently known to us or that we currently believe are immaterial may also negatively impact our business, financial condition, results of operations and future prospects.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension - Schema Document**
101.CAL	Inline XBRL Taxonomy Extension - Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension - Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension - Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension - Presentation Linkbase Document**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_______________

*	Filed herewith.
**	Furnished herewith. iXBRL (Inline eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RenovaCare, Inc.

(Registrant)

Date: May 12, 2022	By:	/s/ Harmel S. Rayat
		Name:	Harmel S. Rayat
		Title:	Interim President & Chief Executive Officer, and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

