Form 10-Q
period 2022-06-30
RenovaCare, Inc.
filed 2022-08-12
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes ☐ No ☒

As of August 10, 2022, the registrant had 87,352,364 shares of its common stock, par value $0.00001 per share, issued and outstanding.

RENOVACARE, INC.

FORM 10-Q

For The Quarter Ended June 30, 2022

PART I

Item 1. Financial Statements

RENOVACARE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current assets
Cash	$243,956	$2,849,192
Prepaid expenses	1,151,151	533,445
Total current assets	1,395,107	3,382,637

Equipment, net of accumulated depreciation of $17,597 and $12,952, respectively	24,626	29,271
Intangible asset	-	152,854
Security Deposit	7,995	7,995
Right of Use Asset	-	28,630
Other Assets	7,247	50,747
Total assets	$1,434,975	$3,652,134

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,850,984	$1,274,748
Related party payables	36,687
Lease liability - current	-	30,497
Total current liabilities	1,887,671	1,305,245
Convertible promissory note to related party	800,000	-
Interest payable on convertible promissory note to related party	2,314	-
Total liabilities	2,689,985	1,305,245

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.00001 par value; 500,000,000 shares authorized, 87,352,364 shares issued and outstanding at June 30, 2022 and December 31, 2021	874	874
Additional paid-in capital	36,982,919	36,585,919
Retained deficit	(38,238,803)	(34,239,904)
Total stockholders' equity	(1,255,010)	2,346,889
Total liabilities and stockholders' equity	$1,434,975	$3,652,134

(See accompanying notes to unaudited consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$-	$-	$-	$-

Operating expenses
Research and development	379,404	704,569	975,657	1,758,862
General and administrative	1,749,255	400,810	2,895,812	(136,264)
Total operating expenses, net	2,128,659	1,105,379	3,871,469	1,622,628
Loss from operations	(2,128,659)	(1,105,379)	(3,871,469)	(1,622,628)

Other income
Interest income	421	2,615	1,371	2,622
Other income	11,552	190,803	26,367	190,803
Interest expense	(2,025)	-	(2,314)	-
Impairment of intangible asset	(152,854)	-	(152,854)	-
Total other income	(142,906)	193,418	(127,430)	193,425
Net loss	$(2,271,565)	(911,961)	(3,998,899)	$(1,429,203)

Basic and Diluted Loss per Common Share	$(0.03)	(0.01)	(0.05)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	87,352,364	87,352,364	87,352,364	87,352,364

(See accompanying notes to unaudited consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

			Additional		Total '
FOR THE SIX MONTHS ENDED JUNE 30, 2022	Common Stock		Paid-in	Retained	Stockholders
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	87,352,364	$874	$36,585,919	$(34,239,904)	$2,346,889
Stock based compensation due to common stock purchase options	-	-	201,250	-	201,250
Net loss for the three months ended March 31, 2022	-	-	-	(1,727,334)	(1,727,334)
Balance, March 31, 2022	87,352,364	874	36,787,169	(35,967,238)	820,805
Stock based compensation due to common stock purchase options	-	-	195,750	-	195,750
Net loss for the three months ended June 30, 2022	-	-	-	(2,271,565)	(2,271,565)
Balance, June 30, 2022	87,352,364	$874	$36,982,919	$(38,238,803)	$(1,255,010)

FOR THE SIX MONTHS ENDED JUNE 30, 2021
Balance, December 31, 2020	87,352,364	$874	$36,846,082	$(29,768,181)	$7,078,775
Stock based compensation due to common stock purchase options	-	-	352,063	-	352,063
Reversal of stock-based compensation due to common stock purchase option cancellations	-	-	(1,248,575)	-	(1,248,575)
Net loss for the three months ended March 31, 2021	-	-	-	(517,242)	(517,242)
Balance, March 31, 2021	87,352,364	874	35,949,570	(30,285,423)	5,665,021
Stock based compensation due to common stock purchase options	-	-	243,979	-	243,979
Reversal of stock based compensation due to common stock purchase option cancellations	-	-	(66,130)	-	(66,130)
Net loss for the three months ended June 30, 2021	-	-	-	(911,961)	(911,961)
Balance, June 30, 2021	87,352,364	$874	$36,127,419	$(31,197,384)	$4,930,909

(See accompanying notes to unaudited consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2022	2021
Cash flows used in operating activities
Net loss	$(3,998,899)	$(1,429,203)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation expense	4,645	4,724
Stock based compensation expense	440,500	(675,163)
Impairment of intangible asset	152,854	-
Non cash lease (benefit) expense	(1,867)	1,805
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	(617,706)	99,807
Increase (decrease) in accounts payable	576,236	(1,071,961)
Increase (decrease) in related party accounts payable	36,687	-
Increase (decrease) in related party interest payable	2,314	-
Net cash flows used in operating activities	(3,405,236)	(3,069,991)

Cash flows from financing activities
Proceeds from the issuance of a related party convertible promissory note	800,000	-
Net cash flows from financing activities	800,000	-
Decrease in cash	(2,605,236)	(3,069,991)
Cash at beginning of period	2,849,192	7,412,969
Cash at end of period	$243,956	$4,342,978

(See accompanying notes to unaudited consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Organization, Going Concern, Recent Accounting Standards and Earnings (Loss) Per Share

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of RenovaCare, Inc. and Subsidiary (“RenovaCare” or the “Company”) as of June 30, 2022, and for the three and six months ended June 30, 2022 and2021 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for  quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC on March 30, 2022.

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Actual results may differ from those estimates. The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position as of June 30, 2022, results of operations and stockholders’ equity for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Organization

RenovaCare, Inc., formerly Janus Resources, is a Nevada corporation. RenovaCare, Inc. was incorporated under the laws of the State of Utah on July 14, 1983 as Far West Gold, Inc.

The Company has an authorized capital of 500,000,000 shares of $0.00001 par value common stock, of which 87,352,364 shares are outstanding as of June 30, 2022, and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

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

Going Concern

The Company has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. On June 30, 2022, the Company had $243,956 in cash on hand, current liabilities of $1,887,671 and an accumulated deficit of $38,238,803. The Company has historically funded its operations through the issuance of convertible notes, the sale of common stock and issuance of warrants.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and the Company’s current plans, which are subject to change, management believes that the Company’s existing cash as of June 30, 2022 is insufficient to satisfy its operating cash needs for the year after the filing of this Quarterly Report on Form 10-Q.

The Company is responsible to bear the costs to defend itself and its directors and officers, pursuant to the indemnification clause in the Company’s bylaws, against various Lawsuits (as defined in “Note 7. Commitments and Contingencies—Legal Proceedings” below) currently consisting of a civil action filed by the SEC and two class actions and four derivative actions. See “Note 7. Commitments and Contingencies—Legal Proceedings.” The legal costs to defend the Company against the Lawsuits are expected to be material. During the six months ended June 30, 2022, the Company made legal retainer payments totaling $1,936,700 and incurred $2,056,000 in legal costs related to the Lawsuits. To assist the Company in paying the costs to defend against the Lawsuits, Kalen Capital Corporation, an Alberta Canada corporation (“Kalen Capital”) which is wholly-owned by the Mr. Harmel S. Rayat (“Mr. Rayat”), the Company’s President, Chief Executive Officer and Chairman, loaned the Company $800,000 on March 18, 2022, as evidenced by the Unsecured Note (as defined in “Note 3. Related Party Convertible Promissory Note” below). Due to the nature and early stage of the Lawsuits, the Company is unable to estimate the total costs to defend itself or the potential costs to the Company in the event that it is not successful in its defense.

The Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The future of the Company will depend on its ability to successfully raise capital from external sources. As noted above, management believes that the Company’s existing cash as of June 30, 2022 are insufficient to satisfy its operating cash needs for the year after the filing of this Quarterly Report on Form 10-Q. If the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. This could affect future development and business activities and potential future product development and/or other future ventures. There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or convertible debt financings will likely have a dilutive effect on the holdings of the Company’s existing stockholders. Debt financing may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and may be secured by all or a portion of the Company’s assets.

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

Following is the computation of basic and diluted net loss per share for the three and six months ended June 30, 2022, and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(2,271,565)	$(911,961)	$(3,998,899)	$(1,429,203)
Denominator:
Weighted average number of common shares outstanding	87,352,364	87,352,364	87,352,364	87,352,364
Basic and diluted EPS	$(0.03)	$(0.01)	$(0.05)	$(0.02)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	3,024,999	3,089,999	3,024,999	3,089,999
Warrants	11,705,250	12,296,912	11,705,250	12,296,912
Total shares not included in the computation of diluted losses per share	14,730,249	15,386,911	14,370,249	15,386,911

Note 2. Assets – Intellectual Property

On July 12, 2013, the Company, together with its wholly owned subsidiary, RenovaCare Sciences, Inc., entered into an Asset Purchase Agreement, pursuant to which RenovaCare Sciences purchased all the rights, title and interest in the CellMistTM System. Acquisition related costs amounted to $52,852 and were capitalized together with the cash payment upon the closing of the transaction in July 2013 of $100,002 for a total of $152,854 as of December 31, 2021.

During the three months ended June 30, 2022, the Company recorded an impairment of the full carrying value of the intangible asset of $152,854 based on its assessment that its ability to realize the value of the intangible asset has been placed into doubt due to the significant decline in the Company’s market capitalization decreasing cash resources, ongoing Lawsuits which continue to strain the Company’s resources, cancellation of the Strategic Agreement (as defined below under Note 8. Commitments and Contingencies) with StemCell Systems and significant additional capital required to complete development which is dependent on additional financing.

Note 3. Prepaid Expenses

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2022	2021
Prepaid stock options for services	87,000	87,001
Prepaid professional fees	913,090	100,930
Prepaid research and development expense	144,564	289,746
Other prepaid costs	6,497	13,964
Refunds due	-	41,804
Total prepaid expenses	$1,151,151	$533,445

Note 4. Related Party Convertible Promissory Note

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

During the three and six months ended June 30, 2022, the Company recognized $2,025 and $2,314, respectively, of interest expense.

Note 5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses consists of the following:

	June 30, 2022	December 31, 2021
Legal fees and related	$1,271,925	$869,950
Officer compensation	-	55,040
Consultants	15,954	117,943
Trade payables	563,105	231,815
Related party payables	36,687	-
Total	$1,887,671	$1,274,748

Note 6. Equity

Common Stock

At June 30, 2022, the Company had 500,000,000 authorized shares of common stock with a par value of $0.00001 per share and 87,352,364 shares of common stock outstanding.

Warrants

The Company has issued warrants to purchase common stock at various exercise prices in connection with loan agreements and private placements. The following table summarizes information about warrants outstanding at June 30, 2022 and December 31, 2021:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted
	June 30,	December 31,	Average
Description	2022	2021	Exercise Price	Expiration
Series F	-	7,246	$3.45	February 23, 2022
Series G	460,250	460,250	$2.68	July 21, 2022
Series H	910,000	910,000	$2.75	October 16, 2022
Series I	10,335,000	10,335,000	$2.00	November 26, 2025
Total	11,705,250	11,712,496

No warrants were exercised during the three months ended June 30, 2022.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2022:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2021	3,139,999	2.17
Granted	-	-
Forfeited	(115,000)	2.23
Outstanding at June 30, 2022	3,024,999	2.17
Outstanding at June 30, 2022	3,024,999	2.17	4.04 years	-
Vested and exercisable at June 30, 2022	2,674,999	2.03	4.05 years	-

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Statements of Operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$217,500	$228,625	$435,000	$507,438
General and administrative	-	(29,026)	5,500	(1,182,601)
Total	$217,500	$199,599	$440,500	$(675,163)

Note 7. Leases

In February 2020, the Company entered into a two-year lease for office premises located at 4 Becker Farm Road, Suite 105, Roseland, New Jersey (the “Premises”). Monthly base rent in year one of the lease is $4,356 and $4,459 in year 2 of the lease. The term (and payment of the monthly rent) commenced upon completion of the landlord’s work on August 1, 2020. The Company vacated the premises in May of 2021 and relocated its corporate offices to 9375 E. Shea Blvd., Suite 107-A, Scottsdale, AZ 85260.

The Company’s existing lease is not subject to any restrictions or covenants which preclude its ability to pay dividends, obtain financing, or enter into additional Lease’s.

As of June 30, 2022, the Company has not entered into any leases which have not yet commenced which would entitle the Company to significant rights or create additional obligations.

The Company does not have any finance leases.

Supplemental lease information:

	As of June 30,	As of December 31,
	2022	2021
Operating lease right-of-use asset	$-	$28,630

Current maturities of operating lease	$-	$30,497
Current maturities of operating lease in accounts payable	22,395	-
Total operating lease liabilities	$22,395	$30,497

Weighted Average remaining lease term (in years):	0.09	0.58

Supplemental information for the six months ended June 30, 2022 and 2021:

	2022	2021
Cash paid for amount included in the measurement of lease liabilities for operating lease	$4,459	$26,136

Note 8. Commitments and Contingencies

Stem Cell Systems (SCS)

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

On April 28, 2022 the Company provided StemCell Systems with notice of termination of the Strategic Agreement. Pursuant to the terms of the Strategic Agreement, upon cancelation, the Company recognized a termination fee equal to 12 months of the base monthly fee and totaling $372,000. Pursuant to the Strategic Agreement, the Company incurred expenses of approximately $419,000 and $128,000 during the three months ended June 30, 2022 and 2021, respectively; and $545,000 and $248,000 during the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, included in the Company’s accounts payable balance is approximately $503,000 due to StemCell Systems.

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

On January 6, 2022, Zoser Vargas (“Vargas”), derivatively and on behalf of nominal defendant Renovacare, Inc. filed a lawsuit (the “Vargas Lawsuit”) in the United States District Court for the District of New Jersey against the Company and certain of its current and former executive officers (the “Vargas Defendants”). In the complaint Vargas’ allegations relating to the facts and circumstances underlying the allegations in the SEC Action include but are not limited to, (i) breach of fiduciary duties, (ii) waste of corporate assets, (iii) violation of law, and (iii) unjust enrichment. Vargas did not quantify any alleged damages in his complaint but, in addition to attorneys’ fees and costs, Vargas seeks, in addition to other things, (i) against the Vargas Defendants and in favor of the Company the amount of damages sustained by the Company as a result of the Vargas Defendants’ breaches of fiduciary duties, waste of corporate assets and unjust enrichment, (ii) directive for the Company to take all necessary actions to improve its corporate governance and internal procedures to comply with applicable law and (iii) awarding to the Company restitution from the Vargas Defendants, and each of them, and ordering disgorgement of all profits, benefits and other compensation obtained by the Vargas Defendants.

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

On January 28, 2022, Aviva Meyer (“Meyer”), derivatively and on behalf of nominal defendant Renovacare, Inc. filed a lawsuit (the “Meyer Lawsuit”) in the United States District Court for the District of New Jersey against the Company and certain of its current and former executive officers (the “Meyer Defendants”). In the complaint Meyer’s allegations relating to the facts and circumstances underlying the allegations in the SEC Action include but are not limited to, (i) breach of fiduciary duties, (ii) waste of corporate assets, (iii) violation of law, and (iii) unjust enrichment. Meyer did not quantify any alleged damages in his complaint but, in addition to attorneys’ fees and costs, Meyer seeks, in addition to other things, (i) against the Meyer Defendants and in favor of the Company the amount of damages sustained by the Company as a result of the Meyer Defendants’ breaches of fiduciary duties, waste of corporate assets and unjust enrichment, (ii) directive for the Company to take all necessary actions to improve its corporate governance and internal procedures to comply with applicable law and (iii) awarding to the Company restitution from the Meyer Defendants, and each of them, and ordering disgorgement of all profits, benefits and other compensation obtained by the Meyer Defendants.

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

On March 28, 2022, Peter Rigsby (“Rigsby”), derivatively and on behalf of nominal defendant Renovacare, Inc. filed a lawsuit (the “Rigsby Lawsuit”) in the Eight Judicial District Court of the State of Nevada in and for Clark County, against the Company and certain of its current and former executive officers (the “Rigsby Defendants”). In the complaint Rigsby’s allegations relating to the facts and circumstances underlying the allegations in the SEC Action include but are not limited to, (i) breach of fiduciary duties, (ii) waste of corporate assets, (iii) violation of law, and (iii) unjust enrichment. Rigsby did not quantify any alleged damages in his complaint but, in addition to attorneys’ fees and costs, Rigsby seeks, in addition to other things, (i) against the Rigsby Defendants and in favor of the Company the amount of damages sustained by the Company as a result of the Rigsby Defendants’ breaches of fiduciary duties, waste of corporate assets and unjust enrichment, (ii) directive for the Company to take all necessary actions to improve its corporate governance and internal procedures to comply with applicable law and (iii) awarding to the Company restitution from the Rigsby Defendants, and each of them, and ordering disgorgement of all profits, benefits and other compensation obtained by the Rigsby Defendants.

On May 19, 2022, Helen Medrano (“Medrano”), derivatively and on behalf of nominal defendant Renovacare, Inc. filed a lawsuit (the “Medrano Lawsuit”) in the Superior Court of Arizona against the Company and certain of its current and former executive officers (the “Medrano Defendants”). In the complaint Medrano’s allegations relating to the facts and circumstances underlying the allegations in the SEC Action include but are not limited to, (i) breach of fiduciary duties, (ii) conspiracy, aiding and abetting, (iii) violation of law, and (iii) unjust enrichment. Medrano did not quantify any alleged damages in her complaint but, in addition to attorneys’ fees and costs, Medrano seeks, in addition to other things, (i) against the Medrano Defendants and in favor of the Company the amount of damages sustained by the Company as a result of the Medrano Defendants’ breaches of fiduciary duties, waste of corporate assets and unjust enrichment, (ii) directive for the Company to take all necessary actions to improve its corporate governance and internal procedures to comply with applicable law and (iii) awarding to the Company restitution from the Medrano Defendants, and each of them, and ordering disgorgement of all profits by the Medrano Defendants.

The Company believes that the claims asserted in the SEC Action, the Boller Lawsuit, the Solakian Lawsuit, the Emberland Lawsuit, the Vargas Lawsuit, the Meyer Lawsuit, the Rigsby Lawsuit and the Medrano Lawsuit (collectively, the “Lawsuits”) are without merit and intends to vigorously defend each Lawsuit.

Note 9. Related Party Transactions

During the three months ended June 30, 2022, Mr. Harmel S. Rayat, made payments totaling $36,687 for travel and lodging costs related to the Lawsuits. No reimbursements have been made as of the date of this quarterly report.

Note 10. Subsequent Events

Management has reviewed material events subsequent of the period ended June 30, 2022 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

In July 2022, the company’s facility lease expired and was not renewed. The Company, sold all office funiture for proceeds of $5,000 and disposed of assets, including office furnishings, leasehold improvements and equipment with a gross carrying cost of $42,223 and accumulated depreciation totaling $17,597 as of June 30, 2022. As a result, during our third quarter, the Company will recognize a $19,626 loss on the dosposal of assets.

On July 25, 2022, the Company, Harmel S. Rayat, Wilmer Cutler Pickering Hale and Dorr LLP (“WilmerHale”) and AIG Claims (collectively, the “Parties”), Inc. entered into a Confidential Policy Release and Settlement Agreement pursuant to which, the Parties reached agreement on the disbursement of the remainder of the funds available to the Company pursuant to its Directors & Officers insurance policy issued by National Union Fire Insurance Company of Pittsburgh. The remaining funds available totaled $1,042,357 as of July 25, 2022. WilmerHale agreed to accept $600,000 in full satisfaction of their outstanding bills which totaled $1,055,950 as of June 30, 2022 with the remaining $$442,357 allocated to other counsel representing the Company and its officers and Directors with respect to the Lawsuits. Settlement of the WilmerHale bills will result in the Company recognizing other income of $455,950 during the three months ended September 30, 2022.

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

During the end of Q1 2022, the Board decided to stop enrollment of patients into the clinical trial and take other measures to reduce the Company’s overhead in an effort to conserve financial resources as it continues to defend against the Lawsuits; however, medical evaluation of the treated subjects will continue periodically as scheduled in the clinical protocol at the clinical study site until October 2022, when the study concludes. The Company hopes to restart the clinical trial at a future date upon the occurrence of a favorable outcome against the Lawsuits and with additional financing.

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

Other Income (Expense)

Other expense consists of the interest payable under our convertible note. Other income consists of interest income earned on our cash and cash equivalents and the reimbursement of legal fees from our Directors & Officers insurance policy to the extent available up to the policy limit of $2,000,000.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2022 and 2021

Research and Development Expenses

	Three Months Ended June 30,		Increase /	Six Months Ended June 30,		Increase /
	2022	2021	(Decrease)	2022	2021	(Decrease)
Manufacturing clinical supplies(1)	$17,996	$31,887	$(13,891)	$31,715	$248,071	$(216,356)
Personnel related(2)	66,303	115,503	(49,200)	184,176	269,978	(85,802)
Stock-based compensation(3)	217,500	228,625	(11,125)	435,000	507,438	(72,438)
Clinical trials(4)	41,655	219,601	(177,946)	195,370	525,957	(330,587)
Regulatory	300	12,072	(11,772)	5,016	21,904	(16,888)
All other(5)	35,650	96,881	(61,231)	124,380	185,514	(61,134)
	$379,404	$704,569	$(325,165)	$975,657	$1,758,862	$(783,205)

(1)	Manufacturing clinical supplies decreased due to completion of the pilot-scale manufacturing and validation testing of the components of the CellMist™ System and the electronic SkinGun™ spray device used in our clinical trial which mostly tailed off during the quarter ended June 30, 2022.
(2)	Personnel related expenses decreased primarily due to the suspension of the clinical trial.
(3)	Stock compensation expense relates to the stock purchase options granted to R&D related personnel.
(4)	In 2020 and early 2021, the Company’s incurred certain costs in preparation for its clinical trial during which time the set-up costs were mostly completed with future clinical trial costs expected to fluctuate depending on the number of enrollees into the clinical trial. During the three and six months ended June 30, 2022 compared to the same periods in 2021, clinical trial expenses decreased primarily due to the completion of the set-up costs and subsequent enrollment of only two patients. As a result of the decision during Q1 2022 to stop enrollment, clinical trial expenses have and are expected to continue to decrease.
(5)	All other expenses relate primarily to the prototype development of the electronic SkinGun™ and cell isolation device at StemCell Systems. The costs have and are expected to decrease significantly due to the Company’s cancellation of the Strategic Agreement dated April 28, 2022.

General and Administrative Expenses

	Three Months Ended June 30,		Increase /	Six Months Ended June 30,		Increase /
	2022	2021	(Decrease)	2022	2021	(Decrease)
Personnel related(1)	$43,594	$238,911	$(195,317)	$172,904	$468,363	$(295,459)
Stock-based compensation(2)	-	(29,026)	26,026	5,500	(1,182,601)	1,188,101
Professional and consultant fees(3)	1,252,502	141,682	1,110,820	2,238,459	425,473	1,812,986
All other(4)	453,159	49,243	403,916	478,949	152,531	326,418
Total G&A Expense	$1,749,255	$400,810	$1,348,445	$2,895,812	$(136,234)	$3,032,046

(1)	Personnel related costs decreased due to lower headcount.

(2)	All stock options issued to G&A related personnel fully vested in Q1 2022. Stock compensation expense in 2021 decreased due to the forfeiture and cancellation of 2,730,571 stock options as a result of the resignation of the Company’s former Chairman, President and Chief Executive Officer and two members of the Company’s Board of Directors. Compensation expense was recorded on these options prior to their full vesting. As a result, the Company recognized a $1,248,575 reversal of the prior recognized compensation expense related to the cancelled options.
(3)	Professional and consultant fees increased primarily due to an increase in legal fees related to the Lawsuits. During the three months ended June 30, 2022, the Company incurred $50,100 in fees related to patents and trademarks, $1,192,402 in legal fees related to the Lawsuits, and $10,000 related to the preparation and audit of our financial statements and related filings with the SEC. During the six months ended June 30, 2022, the Company incurred $99,367 in fees related to patents and trademarks, $2,056,342 in legal fees related to the Lawsuits, $39,000 related to the preparation and audit of our financial statements and related filings with the SEC, and $43,750 for other legal related costs. The Company is obligated, pursuant to its bylaws, to indemnify its directors and officers. As a result, all legal costs related to the Lawsuits are recorded to the books of the Company. Insurance proceeds to cover the cost of the Company’s defense against the Lawsuits is recorded to other income at the time of receipt.
(4)	All other costs increased primarily due to the inclusion of $372,000 termination fee related to the Company’s cancellation of the Strategic Agreement with Stem Cell Systems in April 2022 and $36,687 of travel and lodging costs paid by Mr. Rayat related to the Lawsuits and incurred during Q2.

Liquidity and Capital Resources

The Company does not have any commercialized products, has not generated any meaningful revenue since inception and has sustained recurring losses and negative cash flows since inception. During the six months ended June 30, 2022 and 2021, the Company has incurred operating losses of $3,871,000 and $1,622,000, respectively, and has used cash in operating activities of $3,405,000 and $3,070,000, respectively. The Company expects to incur losses as it continues to fund its legal defense and scaled-back development of its products and technologies.

At June 30, 2022, the Company had current and total liabilities of $1,887,671 and $2,689,985 respectively, including $1,271,925 of current liabilities related to its defense against the Lawsuits compared to $1,395,107 of current assets. As of June 30, 2022, the Company’s working capital totaled negative $492,564 not including approximately $1,042,000 in proceeds expected to be realized under its D&O Policy with AIG during Q3 2022. In order to preserve its cash resources, the Company has taken measures to streamline operations, including ending enrollment of patients into its clinical trial, renegotiating and terminating certain agreements and service arrangements and entered into a loan agreement with Kalen Capital Corporation, an Alberta Canada corporation (“Kalen Capital”) which is wholly-owned by the Mr. Harmel S. Rayat, the Company’s President, Chief Executive Officer and Chairman, for $800,000 on March 18, 2022. As a result of the actions taken, the Company has temporarily improved its ability to remain solvent. However, due to the nature and stage of the Lawsuits, the Company is unable to estimate the total costs to defend itself or the potential costs to the Company in the event that it is not successful in its defense. As a result, the Company estimates cash on hand will be insufficient for the twelve months following the date these financial statements are issued.

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

Market Risk Disclosures

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes during the six months ended June 30, 2022 and the subsequent period through the date of this report.

Off-Balance Sheet Arrangements and Contractual Obligations

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of June 30, 2022, we were not involved in any SPE transactions.

Recently Accounting Standards

See Note 1 to our Consolidated Financial Statements for more information regarding recent accounting standards and their impact to our consolidated results of operations and financial position.

Transactions with Related Persons

During the three months ended June 30, 2022, Mr. Harmel S. Rayat, made payments totaling $36,687 for travel and lodging costs related to the Lawsuits. No reimbursements have been made as of the date of this quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that as of June 30, 2022, that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC filings is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation and other proceedings, including matters related to intellectual property and regulatory claims. See Note 8 to our unaudited consolidated financial statements for information on certain legal proceedings, which is incorporated by reference herein.

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

RenovaCare, Inc.

(Registrant)

Date: August 12, 2022	By:	/s/ Harmel S. Rayat
	Name:	Harmel S. Rayat
	Title:	Interim President & Chief Executive Officer, and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)