Form 10-Q
period 2022-09-30
RenovaCare, Inc.
filed 2022-11-18
CIK 1016708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, the registrant had 87,352,364 shares of its common stock, par value $0.00001 per share, issued and outstanding.

RENOVACARE, INC.

FORM 10-Q

For The Quarter Ended September 30, 2022

PART I

Item 1. Financial Statements

RENOVACARE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current assets
Cash	$100,738	$2,849,192
Prepaid expenses	954,636	533,445
Total current assets	1,055,374	3,382,637

Equipment, net of accumulated depreciation of $0 and $12,952, respectively	-	29,271
Intangible asset	-	152,854
Security Deposit	-	7,995
Right of Use Asset	-	28,630
Other Assets	-	50,747
Total assets	$1,055,374	$3,652,134

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$838,240	$1,274,748
Related party payables	872,466
Lease liability - current	-	30,497
Total current liabilities	1,710,706	1,305,245
Convertible promissory note to related party	800,000	-
Interest payable on convertible promissory note to related party	4,367	-
Total liabilities	2,515,073	1,305,245

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.00001 par value; 500,000,000 shares authorized, 87,352,364 shares issued and outstanding at September 30, 2022 and December 31, 2021	874	874
Additional paid-in capital	37,178,669	36,585,919
Retained deficit	(38,639,242)	(34,239,904)
Total stockholders' equity (deficit)	(1,459,699)	2,346,889
Total liabilities and stockholders' equity (deficit)	$1,055,374	$3,652,134

(See accompanying notes to unaudited consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	$-	$-	$-	$-

Operating expenses
Research and development	388,082	744,625	1,363,739	2,503,487
General and administrative	1,489,273	955,899	4,385,085	819,665
Total operating expenses, net	1,877,355	1,700,524	5,748,824	3,323,152
Loss from operations	(1,877,355)	(1,700,524)	(5,748,824)	(3,323,152)

Other income
Interest income	288	2,239	1,659	4,861
Other income	1,498,307	-	1,524,674	190,803
Interest expense	(2,053)	-	(4,367)	-
Impairment of intangible asset	-	-	(152,854)	-
Loss on disposal of fixed assets	(19,626)	-	(19,626)	-
Total other income	1,476,916	2,399	1,349,486	195,664
Net loss	$(400,439)	$(1,698,285)	$(4,399,338)	$(3,127,488)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.02)	$(0.05)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	87,352,364	87,352,364	87,352,364	87,352,364

(See accompanying notes to unaudited consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

					Total
			Additional		Stockholders’
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022	Common Stock		Paid-in	Retained	Equity
	Shares	Amount	Capital	Deficit	(deficit)
Balance, December 31, 2021	87,352,364	$874	$36,585,919	$(34,239,904)	$2,346,889
Stock based compensation due to common stock purchase options	-	-	201,250	-	201,250
Net loss for the three months ended March 31, 2022	-	-	-	(1,727,334)	(1,727,334)
Balance, March 31, 2022	87,352,364	874	36,787,169	(35,967,238)	820,805
Stock based compensation due to common stock purchase options	-	-	195,750	-	195,750
Net loss for the three months ended June 30, 2022	-	-	-	(2,271,565)	(2,271,565)
Balance, June 30, 2022	87,352,364	874	36,982,919	(38,238,803)	(1,255,010)
Stock based compensation due to common stock purchase options	-	-	195,750	-	195,750
Net loss for the three months ended September 30, 2022	-	-	-	(400,439)	(400,439)
Balance, September 30, 2022	87,352,364	$874	$37,178,669	$(38,639,242)	$(1,459,699)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
Balance, December 31, 2020	87,352,364	$874	$36,846,082	$(29,768,181)	$7,078,775
Stock based compensation due to common stock purchase options	-	-	352,063	-	352,063
Reversal of stock-based compensation due to common stock purchase option cancellations	-	-	(1,248,575)	-	(1,248,575)
Net loss for the three months ended March 31, 2021	-	-	-	(517,242)	(517,242)
Balance, March 31, 2021	87,352,364	874	35,949,570	(30,285,423)	5,665,021
Stock based compensation due to common stock purchase options	-	-	243,979	-	243,979
Reversal of stock based compensation due to common stock purchase option cancellations	-	-	(66,130)	-	(66,130)
Net loss for the three months ended June 30, 2021	-	-	-	(911,961)	(911,961)
Balance, June 30, 2021	87,352,364	874	36,127,419	(31,197,384)	4,930,909
Stock based compensation due to common stock purchase options	-	-	246,250	-	246,250
Net loss for the three months ended September 30, 2021	-	-	-	(1,698,285)	(1,698,285)
Balance, September 30, 2021	87,352,364	$874	$36,373,669	$(32,895,669)	$3,478,874

(See accompanying notes to unaudited consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows used in operating activities
Net loss	$(4,399,338)	$(3,127,488)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation expense	4,645	7,046
Stock based compensation expense	730,497	(407,163)
Impairment of intangible asset	152,854	-
Non cash lease (benefit) expense	(1,867)	1,753
Loss on disposal of fixed assets	19,626
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	(500,196)	101,960
Increase (decrease) in accounts payable	(436,508)	(567,312)
Increase (decrease) in related party accounts payable	872,466	-
Increase (decrease) in related party interest payable	4,367	-
Net cash flows used in operating activities	(3,553,454)	(3,991,204)

Cash flows from investing activity
Proceeds from the sale of fixed assets	5,000	-
Net cash flows from investing activity	5,000	-

Cash flows from financing activities
Proceeds from the issuance of a related party convertible promissory note	800,000	-
Net cash flows from financing activities	800,000	-
Decrease in cash	(2,748,454)	(3,991,204)
Cash at beginning of period	2,849,192	7,412,969
Cash at end of period	$100,738	$3,421,765

(See accompanying notes to unaudited consolidated financial statements)

RENOVACARE, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Organization, Going Concern, Recent Accounting Standards and Earnings (Loss) Per Share

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of RenovaCare, Inc. and Subsidiary (“RenovaCare” or the “Company”) as of September 30, 2022, and for the three and nine months ended September 30, 2022 and 2021 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for  quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the SEC on March 30, 2022.

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Actual results may differ from those estimates. The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position as of September 30, 2022, results of operations and stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Organization

RenovaCare, Inc., formerly Janus Resources, is a Nevada corporation. RenovaCare, Inc. was incorporated under the laws of the State of Utah on July 14, 1983, as Far West Gold, Inc.

The Company has an authorized capital of 500,000,000 shares of $0.00001 par value common stock, of which 87,352,364 shares are outstanding as of September 30, 2022, and 10,000,000 shares of $0.0001 par value preferred stock, of which none are outstanding.

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

Going Concern

The Company has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. On September 30, 2022, the Company had $100,738 in cash on hand, current liabilities of $1,710,706 and an accumulated deficit of $38,639,242. The Company has historically funded its operations through the issuance of convertible notes, the sale of common stock and issuance of warrants.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and the Company’s current plans, which are subject to change, management believes that the Company’s existing cash as of September 30, 2022 is insufficient to satisfy its operating cash needs for the year after the filing of this Quarterly Report on Form 10-Q.

The Company is responsible to bear the costs to defend itself and its directors and officers, pursuant to the indemnification clause in the Company’s bylaws, against various Lawsuits (as each of those terms are defined in “Note 8. Commitments and Contingencies—Legal Proceedings” below) currently consisting of a civil action filed by the SEC and two class actions and four derivative actions. See “Note 8. Commitments and Contingencies—Legal Proceedings.” The legal costs to defend the Company against the Lawsuits have been material. During the three and nine months ended September 30, 2022, the Company recognized $1,413,185 and $3,469,527, respectively, in legal costs related to the Lawsuits and received $1,524,674 of reimbursements from our directors and officer’s (the “D&O Policy”) insurance policy. The D&O Policy coverage is exhausted as of September 30, 2022. To assist the Company in paying the costs to defend against the Lawsuits, Kalen Capital Corporation, an Alberta Canada corporation (“Kalen Capital”) which is wholly-owned by the Mr. Harmel S. Rayat (“Mr. Rayat”), the Company’s President, Chief Executive Officer and Chairman, 1) loaned the Company $800,000 on March 18, 2022, as evidenced by the Unsecured Note (as defined in “Note 3. Related Party Convertible Promissory Note” below), and 2) advanced, on behalf of the Company to its legal counsel, $750,000 on August 3, 2022. Due to the nature and early stage of the Lawsuits, the Company is unable to estimate the total costs to defend itself or the potential costs to the Company if it is not successful in its defense.

The Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The future of the Company will depend on its ability to successfully raise capital from external sources. As noted above, management believes that the Company’s existing cash as of September 30, 2022, are insufficient to satisfy its operating cash needs for the year after the filing of this Quarterly Report on Form 10-Q. If the Company is unable to maintain sufficient financial resources, its business, financial condition, and results of operations will be materially and adversely affected. This could affect future development and business activities and potential future product development and/or other future ventures. There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or convertible debt financings will likely have a dilutive effect on the holdings of the Company’s existing stockholders. Debt financing may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and may be secured by all or a portion of the Company’s assets.

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

Following is the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2022, and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(400,439)	$(1,698,285)	$(4,399,338)	$(3,127,488)
Denominator:
Weighted average number of common shares outstanding	87,352,364	87,352,364	87,352,364	87,352,364
Basic and diluted EPS	$(0.00)	$(0.02)	$(0.05)	$(0.04)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Stock options	3,074,999	3,139,999	3,074,999	3,139,999
Warrants	11,245,000	11,712,496	11,245,000	11,712,496
Total shares not included in the computation of diluted losses per share	14,319,999	14,852,495	14,319,999	14,852,495

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

During the nine months ended September 30, 2022, the Company recorded an impairment of the full carrying value of the intangible asset of $152,854 based on its assessment that its ability to realize the value of the intangible asset has been placed into doubt due to the significant decline in the Company’s market capitalization decreasing cash resources, ongoing Lawsuits which continue to strain the Company’s resources, cancellation of the Strategic Agreement (as defined below under Note 8. Commitments and Contingencies) with StemCell Systems and significant additional capital required to complete development which is dependent on additional financing.

Note 3. Prepaid Expenses

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2022	2021
Prepaid stock options for services	-	87,001
Prepaid professional fees	847,500	100,930
Prepaid research and development expense	104,636	289,746
Other prepaid costs	2,500	13,964
Refunds due	-	41,804
Total prepaid expenses	$954,636	$533,445

Note 4. Related Party Convertible Promissory Note

On March 18, 2022, the Company issued an Unsecured Convertible Promissory Note (the “Unsecured Note”) to Kalen Capital. Pursuant to the terms of the Unsecured Note, Kalen Capital loaned the Company $800,000 at an annual interest rate of 1% per year, compounded daily. The Note, including any interest due thereon, may be prepaid at any time without penalty. The Unsecured Note, and any balance thereunder, is due by June 30, 2024, and automatically converts into securities of the Company upon receipt of an equity financing from third-party(s) of not less than ten million dollars ($10,000,000) at a conversion price equal to 80% of the price paid in such a financing. Also, after June 23, 2023, Kalen Capital may convert all or any portion of the balance into shares of common stock at a conversion price of $0.45 per share, representing a fifty 50% percent premium to the closing price of the Company’s common stock on March 17, 2022. There is no commitment from Kalen Capital for any additional funding.

During the three and nine months ended September 30, 2022, the Company recognized $2,053 and $4,367, respectively, of interest expense.

Note 5. Current Liabilities

Current liabilities consist of the following:

	September 30, 2022	December 31, 2021
Legal fees and related	$286,259	$869,950
Officer compensation	-	55,040
Consultants	13,250	117,943
Trade payables	538,731	231,815
Related party payables	872,466	-
Total	$1,710,706	$1,274,748

Note 6. Equity

Common Stock

At September 30, 2022, the Company had 500,000,000 authorized shares of common stock with a par value of $0.00001 per share and 87,352,364 shares of common stock outstanding.

Warrants

The Company has issued warrants to purchase common stock at various exercise prices in connection with loan agreements and private placements. The following table summarizes information about warrants outstanding at September 30, 2022 and December 31, 2021:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted
	September 30,	December 31,	Average
Description	2022	2021	Exercise Price	Expiration
Series F	-	7,246	$3.45	February 23, 2022
Series G	-	460,250	$2.68	July 21, 2022
Series H	910,000	910,000	$2.75	October 16, 2022
Series I	10,335,000	10,335,000	$2.00	November 26, 2025
Total	11,245,000	11,712,496

No warrants were exercised during the three and nine months ended September 30, 2022.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2022:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2021	3,139,999	2.17
Granted	-	-
Forfeited	(115,000)	2.23
Outstanding at September 30, 2022	3,024,999	2.17	3.84	-
Vested and exercisable at September 30, 2022	2,674,999	2.03	3.79 years	-

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Statements of Operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$289,997	$224,000	$724,997	$731,438
General and administrative	-	44,000	5,500	(1,138,601)
Total	$289,997	$268,000	$730,497	$(407,163)

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

In July 2022, Premises lease expired and was not renewed. The Company sold all office funiture for proceeds of $5,000 and disposed of assets, including office furnishings, leasehold improvements and equipment with a gross carrying cost of $42,223 and accumulated depreciation totaling $17,597 resulting in a $19,626 loss on the dosposal of assets.

As of September 30, 2022, the Company has not entered into any leases which have not yet commenced which would entitle the Company to significant rights or create additional obligations.

The Company does not have any finance leases.

Supplemental lease information:

	As of September 30,	As of December 31,
	2022	2021
Operating lease right-of-use asset	$-	$28,630

Current maturities of operating lease	$-	$30,497
Current maturities of operating lease in accounts payable	-	-
Total operating lease liabilities	$-	$30,497

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

On April 28, 2022, the Company provided StemCell Systems with notice of termination of the Strategic Agreement.

Pursuant to the terms of the Strategic Agreement, upon cancelation, the Company recognized a termination fee equal to 12 months of the base monthly fee and totaling $372,000. Pursuant to the Strategic Agreement, the Company incurred expenses of $0 and $142,000 during the three months ended September 30, 2022 and 2021, respectively; and $545,000 and $391,000 during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, included in the Company’s accounts payable balance is approximately $503,000 due to StemCell Systems.

Legal Proceedings

SEC Civil Complaint

On May 28, 2021, the SEC filed a civil complaint (the “SEC Action”), in the United States District Court for the Southern District of New York, naming the Company and Harmel S. Rayat, the Company’s current President, Chief Executive Officer, Chief Financial Officer and Sole Director as defendants (the “Defendants”). The SEC Action alleges among other things that Mr. Rayat and the Company with violated the antifraud provisions of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and alleges that Mr. Rayat aided and abetted the violations of those provisions by the Company. The SEC Action also alleges that the Company violated the reporting provisions of Exchange Act Section 15(d) and Rules 15d-11 and 12b-20 thereunder. The SEC seeks, among other relief, permanent injunctions and civil penalties against the Defendants, and officer-and-director and penny stock bars against Mr. Rayat. On August 31, 2021, the Defendants filed an answer to the Complaint. On September 21, 2021, the SEC filed a motion to strike Defendants equitable affirmative defenses which motion was granted by the court on October 18, 2021. The Company continues to defend itself and the named individuals against the allegations set forth in the SEC Action. Due to the nature and early stage of the SEC Action, the Company is unable to estimate the total costs to defend itself or the potential costs to the Company in the event that it is not successful in its defense.

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

The Company believes that the claims asserted in the SEC Action, the Boller Lawsuit, the Solakian Lawsuit, the Emberland Lawsuit, the Vargas Lawsuit, the Meyer Lawsuit, the Rigsby Lawsuit, and the Medrano Lawsuit (collectively, the “Lawsuits”) are without merit and intends to vigorously defend each Lawsuit.

Note 9. Related Party Transactions

During the three and nine months ended September 30, 2022, Kalen Capital made payments related to the Lawsuits totaling $835,779 and $872,466, respectively. Of the total $872,466, payments made to the Company’s legal counsel totaled $825,000 and payments made for travel and lodging costs totaled $47,466. No reimbursements have been made as of the date of this quarterly report.

Note 10. Subsequent Events

Management has reviewed material events subsequent of the period ended September 30, 2022 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events.”

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

This Quarterly Report on Form 10-Q also contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to the Company that is based on management’s exercise of business judgment and assumptions made by and information currently available to management. Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward-looking statements and unknown, unidentified, or unpredictable factors could materially and adversely impact our future results. We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events. Several of these factors include, without limitation:

•	Our failure to successfully defend the Lawsuits (as such term is defined in footnote 8 to our financial statements set forth in Part 1, Item 1;
•	Our failure to obtain necessary financing to our ability to obtain financing as, and when needed, on commercially acceptable terms to (i) defend against the Lawsuits and (ii) fund continuing operations;
•	our ability to meet requisite regulations or receive regulatory approvals in the United States, and our ability to retain any regulatory approvals that we may obtain; and the absence of adverse regulatory developments in the United States and abroad;
•	new entrance of competitive products or further penetration of existing products in our markets;
•	our ability to resume our clinical trials and the results thereof;
•	failure of our products to gain market acceptance;
•	the cost and success of our development programs;
•	our failure to obtain financing as, if and when needed, on commercially acceptable terms;
•	our failure to attract and retain qualified personnel;
•	our failure to adequately manage our growth and expansion;
•	the effect on us from adverse publicity related to the Lawsuits; and
•	our failure to defend against any adverse claims relating to our intellectual property.

The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us. The reader is cautioned that no statements contained in this Form 10-Q should be construed as a guarantee or assurance of future performance or results. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks described in this report and matters described in this report generally. Considering these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

Overview

We are a development-stage biotechnology and medical device company focusing on the research, development and commercialization of autologous (using a patient’s own cells) cellular therapies that can be used for medical and aesthetic applications. The Company does not have any commercialized products. The Company’s activities have consisted principally of performing research and development activities, business development efforts, and raising capital to support such activities.

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

During the end of Q1 2022, the Board decided to stop enrollment of patients into the clinical trial and take other measures to reduce the Company’s overhead to conserve financial resources as it continues to defend against the Lawsuits as described under “Note 8. Commitments and Contingencies” in the footnotes to the financial statements above. The Company hopes to restart the clinical trial at a future date upon the occurrence of a favorable outcome against the Lawsuits and with additional financing.

The Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The future of the Company will depend on its ability to successfully raise capital from external sources. Management believes that the Company’s existing cash as of September 30, 2022, are insufficient to satisfy its operating cash needs for the year after the filing of this Quarterly Report on Form 10-Q. If the Company is unable to maintain sufficient financial resources, its business, financial condition, and results of operations will be materially and adversely affected. In turn, this will affect future development and business activities and potential future product development and/or other future ventures. There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or convertible debt financings will likely have a dilutive effect on the holdings of the Company’s existing stockholders. Debt financing may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends, and may be secured by all or a portion of the Company’s assets.

Components of Our Results of Operations

Revenue

To date we have not generated any product revenues and do not expect to generate any revenue for the foreseeable future. Our ability to generate revenue and become profitable depends upon our ability to obtain marketing approval and successfully commercialization of our CellMistTM System.

Operating Expenses

Research and Development

Research and development (“R&D”) expenses consist primarily of costs incurred for the development of our CellMistTM System and include:

•	design, pilot-scale manufacturing, and pre-clinical testing of our cell isolation and SkinGunTM spray devices.

•	employee-related expenses associated with our research and development activities, including salaries, benefits, travel, and non-cash stock-based compensation expenses.

•	costs associated with quality management systems including device verification and validation testing, and regulatory operations and regulatory compliance.

•	expenses incurred under agreements related to our clinical trial.

•	other research and development costs including contract consulting fees and non-cash stock-based compensation to contract research organizations (CROs) and other third parties.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2022 and 2021

Research and Development Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Manufacturing clinical supplies(1)	$10,207	$50,019	$(39,812)	$41,922	$298,090	$(256,168)
Personnel related(2)	32,700	113,248	(80,548)	216,875	382,926	(166,051)
Stock-based compensation(3)	289,997	224,000	65,997	724,997	731,438	(6,441)
Clinical trials(4)	54,363	243,030	(188,667)	249,733	768,987	(519,254)
Regulatory	815	10,349	(9,534)	5,831	32,253	(26,422)
All other(5)	-	103,979	(103,979)	124,381	289,793	(165,412)
	$388,082	$744,625	$(356,543)	$1,363,739	$2,503,487	$(1,139,748)

(1)	Manufacturing clinical supplies decreased due to completion of the pilot-scale manufacturing and validation testing of the components of the CellMist™ System and the electronic SkinGun™ spray device used in our clinical trial which mostly tailed off during the quarter ended June 30, 2022.
(2)	Personnel related expenses decreased primarily due to the suspension of the clinical trial.
(3)	Stock compensation expense relates to the stock purchase options granted to R&D related personnel.
(4)	In 2020 and early 2021, the Company’s incurred certain costs in preparation for its clinical trial during which time the set-up costs were mostly completed with future clinical trial costs expected to fluctuate depending on the number of enrollees into the clinical trial. During the three and nine months ended September 30, 2022, compared to the same periods in 2021, clinical trial expenses decreased primarily due to the completion of the set-up costs, and subsequent enrollment of only two patients. As a result of the decision during Q1 2022 to stop enrollment, clinical trial expenses are expected to continue to decrease.
(5)	All other expenses relate primarily to the prototype development of the electronic SkinGun™ and cell isolation device at StemCell Systems. The costs have decreased due to the Company’s cancellation of the Strategic Agreement dated April 28, 2022.

General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Personnel related(1)	$16,699	$223,591	$(206,892)	$189,603	$691,954	$(502,351)
Stock-based compensation(2)	-	44,000	(44,000)	5,500	(1,138,601)	1,144,101
Professional and consultant fees(3)	1,447,764	644,077	803,687	3,686,223	1,069,550	2,616,673
All other(4)	24,810	44,231	(19,421)	503,760	196,762	306,998
Total G&A Expense	$1,489,273	$955,899	$533,374	$4,385,085	$819,665	$3,565,420

(1)	Personnel related costs decreased due to lower headcount.
(2)	All stock options issued to G&A related personnel fully vested in Q1 2022. Stock compensation expense in 2021 decreased due to the forfeiture and cancellation of 2,730,571 stock options as a result of the resignation of the Company’s former Chairman, President and Chief Executive Officer and two members of the Company’s Board of Directors. Compensation expense was recorded on these options prior to their full vesting. As a result, the Company recognized a $1,248,575 reversal of the prior recognized compensation expense related to the cancelled options.

(3)	Professional and consultant fees increased primarily due to an increase in legal fees related to the Lawsuits. During the three months ended June 30, 2022, the Company incurred $27,579 in fees related to patents and trademarks, $1,413,185 in legal fees related to the Lawsuits, and $7,000 related to the preparation and review of our financial statements and related filings with the SEC. During the nine months ended September 30, 2022, the Company incurred $126,945 in fees related to patents and trademarks, $3,469,527 in legal fees related to the Lawsuits, $46,000 related to the preparation and audit of our financial statements and related filings with the SEC, and $43,750 for other legal related costs. The Company is obligated, pursuant to its bylaws, to indemnify its directors and officers. As a result, all legal costs related to the Lawsuits are recorded to the books of the Company. Insurance proceeds to cover the cost of the Company’s defense against the Lawsuits is recorded to other income at the time of receipt.
(4)	All other costs increased primarily due to the inclusion of $372,000 termination fee related to the Company’s cancellation of the Strategic Agreement with Stem Cell Systems in April 2022 and $46,699 of travel and lodging costs paid by Mr. Rayat related to the Lawsuits and incurred during Q2.

Other Income (Expense)

Other expense consists of the interest payable under our convertible note ($4,367), impairment of intangible asset ($152,854) and loss on disposal of assets ($19,626) offset by other income related to interest earned on bank deposits ($1,659) and the reimbursement of legal fees from our Directors & Officers insurance policy ($1,524,674). The Company’s D&O policy limit of $2,000,000 was reached during the three months ended September 30, 2022, and no additional reimbursements will be realized.

Liquidity and Capital Resources

The Company does not have any commercialized products, has not generated any meaningful revenue since inception and has sustained recurring losses and negative cash flows since inception. During the nine months ended September 30, 2022, and 2021, the Company has incurred operating losses of $5,748,824 and $3,323,152, respectively, and has used cash in operating activities of $3,553,454 and $3,991,204, respectively. The Company expects to incur losses as it continues to fund its legal defense and scaled-back development of its products and technologies.

At September 30, 2022, the Company had current and total liabilities of $1,710,706 and $2,515,073 respectively. As of September 30, 2022, the Company’s working capital was negative $655,332. In order to preserve its cash resources, the Company has taken measures to streamline operations, including ending enrollment of patients into its clinical trial, renegotiating and terminating certain agreements and service arrangements, entering into a loan agreement with Kalen Capital for $800,000 on March 18, 2022 and accepting an advance of $825,000 from Kalen Capital paid directly to the Company’s legal counsel. As a result of the actions taken, the Company has temporarily improved its ability to remain solvent. However, due to the nature and stage of the Lawsuits, the Company is unable to estimate the total costs to defend itself or the potential costs to the Company in the event that it is not successful in its defense. As a result, the Company estimates cash on hand will be insufficient for the twelve months following the date these financial statements are issued.

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

Market Risk Disclosures

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes during the nine months ended September 30, 2022, and the subsequent period through the date of this report.

Off-Balance Sheet Arrangements and Contractual Obligations

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of September 30, 2022, we were not involved in any SPE transactions.

Recently Accounting Standards

See Note 1 to our Consolidated Financial Statements for more information regarding recent accounting standards and their impact to our consolidated results of operations and financial position.

Transactions with Related Persons

During the three and nine months ended September 30, 2022, Kalen Capital made payments related to the Lawsuits totaling $835,779 and $872,466, respectively. Of the total $872,466, payments made to the Company’s legal counsel totaled $825,000 and payments made for travel and lodging costs totaled $47,466. No reimbursements have been made as of the date of this quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that as of September 30, 2022, that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC filings is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Our results of operations and financial condition could be adversely affected by numerous risks. In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2021. These are not the only risks and uncertainties facing us. Additional risks not currently known to us or that we currently believe are immaterial may also negatively impact our business, financial condition, results of operations and prospects.

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

RenovaCare, Inc.

(Registrant)

Date: November 18, 2022	By:	/s/ Harmel S. Rayat
	Name:	Harmel S. Rayat
	Title:	Interim President & Chief Executive Officer, and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)